Form 10-K
period 2016-12-31
Keane Group, Inc.
filed 2017-03-21
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-37988

Keane Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-4016639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 370, Houston, TX	77056
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 960-0381

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01, par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
_______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of the registrant’s most recent second quarter, there was no public market for the registrant’s common equity.
As of March 20, 2017, the registrant had 103,128,019 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
• the competitive nature of the industry in which we conduct our business;
• general business and economic conditions;
• crude oil and natural gas commodity prices;
• demand for services in our industry;
• our ability to successfully integrate the Acquired Trican Operations (as defined herein);
• our business strategy;
• pricing pressures and competitive factors;
• the effect of a loss of, or the financial distress of, one or more key customers;
• our ability to obtain or renew customer contracts;
• the effect of a loss of, or interruption in operations of, one or more key suppliers;
• the market price and availability of materials or equipment;
• increased costs as a result of being a public company;
• planned acquisitions and future capital expenditures;
• technology;
• financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital;
• our ability to service our debt obligations;
• our ability to obtain permits, approvals and authorizations from governmental and third parties, and the effects of government regulation;
• legal proceedings and effect of external investigations;
• our ability or intention to pay dividends;
• our future operating results; and
• our plans, objectives, expectations and intentions.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in any forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in such forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
This Annual Report on Form 10-K includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources, such as content and estimates provided by Coras Research, LLC as of December 2016. Coras Research, LLC is not a member of the FINRA or the SIPC and is not a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates which are supported by our management’s knowledge of and experience in the markets and businesses in which we operate.
While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
This Annual Report on Form 10-K includes references to utilization of hydraulic fracturing assets. Utilization for our own fleets, as used in this Annual Report on Form 10-K, is defined as the ratio of the number of deployed fleets to the number of total fleets. For the purposes of this Annual Report on Form 10-K, we consider one of our fleets deployed if the fleet has been put in service at least one day during the period for which we calculate utilization. Furthermore, we define active fleets as fleets available for deployment. As a result, as additional fleets are incrementally deployed, our utilization rate increases.
We define industry utilization as the ratio of the total industry demand of hydraulic horsepower to the total available capacity of hydraulic horsepower, in each case as reported by an independent industry source. Our method for calculating the utilization rate for our own fleets or the industry may differ from the method used by other companies or industry sources which could, for example, be based off a ratio of the total number of days a fleet is put in service to the total number of days in the relevant period.
As used in this Annual Report on Form 10-K, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Annual Report on Form 10-K, by dividing our total hydraulic horsepower by 40,000 hydraulic horsepower.
We believe that our measures of utilization, based on the number of deployed fleets, provide an accurate representation of existing, available capacity for additional revenue generating activity.
As used in this Annual Report on Form 10-K, references to cannibalization of parked equipment refer to the removal of parts and components (such as the engine or transmission of a fracturing pump) from an idle hydraulic fracturing fleet in order to service an active hydraulic fracturing fleet.

BASIS OF PRESENTATION IN THIS ANNUAL REPORT ON FORM 10-K
On January 25, 2017, we consummated an initial public offering (“IPO”), in which we issued and sold 15,700,000 shares of common stock of Keane and the selling stockholder (as defined below) sold 15,074,000 shares. Our business prior to the IPO was conducted through Keane Group Holdings, LLC and its consolidated subsidiaries (“Keane Group”). To effectuate the IPO, we completed a series of transactions that resulted in a reorganization of our business. Specifically, among other transactions, we effected the Organizational Transactions further described under “Item 1. Business–Initial Public Offering and Organizational Transactions.”

Unless otherwise indicated, or the context otherwise requires, for periods prior to the completion of the IPO, (i) the historical financial data in this Annual Report on Form 10-K and (ii) the operating and other non-financial data disclosed in “Item 6. Selected Financial Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (collectively, the “Financial Statement Sections”) reflect the consolidated business and operations of Keane Group.

PART I
References Within This Annual Report
As used in Part I of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our IPO, and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; and (vi) the terms “Sponsor” or “Cerberus” refer to Cerberus Capital Management, L.P. and its respective controlled affiliates and investment funds.
Item 1. Business
Initial Public Offering and Organizational Transactions
On January 25, 2017, we consummated an IPO of 30,774,000 shares of our common stock at a public offering price of $19.00 per share, of which 15,700,000 shares were offered by us and 15,074,000 shares were offered by the selling stockholder. We received $260.3 million in net proceeds after deducting $19.4 million of underwriting discounts and commissions associated with the shares sold by us and $18.6 million of underwriting discounts and commissions payable by us associated with the shares sold by the selling stockholder. The net proceeds were used to (i) fully repay our existing balance of approximately $99 million under our 2016 Term Loan Facility (as defined herein), and, in addition, approximately $13.8 million of prepayment premium related to such repayment and (ii) repay $50.0 million of our Notes (as defined herein), and, in addition, approximately $0.5 million of prepayment premium related to such repayment. The remaining $97.0 million is to be used for general corporate purposes. We did not receive any of the proceeds from the sale of shares of common stock sold by the selling stockholder.
Keane is a holding company with no direct operations. In connection with the IPO, we completed a series of organizational transactions, including the following:

•
Certain entities affiliated with our Sponsor, certain members of the Keane family, Trican and certain members of our management, whom we refer to as our “Existing Owners,” contributed all of their direct and indirect equity interests in Keane Group Holdings, LLC to Keane Investor Holdings LLC (“Keane Investor”);

•	Keane Investor contributed all of its equity interests in Keane Group to Keane in exchange for common stock of Keane; and

•	our independent directors received grants of restricted stock of Keane in substitution for their interests in Keane Group.
As a result of these transactions, certain other transactions completed in connection with the IPO (collectively, the “Organizational Transactions”) and the IPO, (i) Keane is a holding company with no material assets other than its ownership of Keane Group and its subsidiaries, (ii) an aggregate of 72,354,019 shares of our common stock are owned by Keane Investor and our independent directors, and Keane Investor entered into the Stockholders’ Agreement (as defined herein) with Keane, (iii) our Existing Owners became holders of equity interests in our controlling stockholder, Keane Investor (and holders of Keane Group’s Class B and Class C Units became holders of Class B and Class C Units in Keane Investor) and (iv) the capital stock of Keane consists of (y) common stock, entitled to one vote per share on all matters submitted to a vote of stockholders and (z) undesignated and unissued preferred stock.

Our Company
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions, as well as other value-added service offerings. With approximately 944,250 hydraulic horsepower spread across 23 hydraulic fracturing fleets and 23 wireline trucks located in the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and other active oil and gas basins, we provide industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. Our company prides itself on our outstanding employee culture, our efficiency and our ability to meet and exceed the expectations of our customers and communities in which we operate.
We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to exploration and production (“E&P”) customers with some of the highest quality and safety standards in the industry. We believe our proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity, and multiple fracturing stages in challenging high-pressure formations.
We operate in the most active unconventional oil and natural gas basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation and the Bakken Formation. We are one of the largest providers of hydraulic fracturing services in the Permian Basin, the Marcellus Shale/Utica Shale and the Bakken Formation by total hydraulic horsepower deployed.
Our completion services are designed in partnership with our customers to enhance both initial production rates and estimated ultimate recovery from new and existing wells. We seek to deploy our assets with well-capitalized customers that have long-term development programs that enable us to maximize operational efficiencies and the return on our assets. We believe our integrated approach increases efficiencies and provides potential cost savings for our customers, allowing us to broaden our relationships with existing customers and attract new ones. In addition, our technical team and engineering center, which is located in The Woodlands, Texas, provides us the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and challenges.
We believe the demand for our services will increase over the medium and long-term as a result of a number of favorable industry trends. While drilling and completion activity has improved along with a rebound in commodity prices from their lows in early 2016 of $26.19 per barrel (based on the Cushing WTI Spot Oil Price (“WTI”)) and $1.49 per million British Thermal Units (“mmBtu”) for natural gas, we believe there are long-term fundamental demand and supply trends that will benefit our company. We believe demand for our services will grow from:
•    increases in customer drilling budgets focused in our core service areas;
•    increases in the percentage of rigs that are drilling horizontal wells;
•    increases in the length of the typical horizontal wellbore;
•    increases in the number of fracture stages in a typical horizontal wellbore; and
•    increases in pad drilling and simultaneous fracturing/wireline operations.
We believe demand and pricing for our services will be further enhanced by a reduction in available hydraulic fracturing equipment as a result of:
•    cannibalization of parked equipment and increased maintenance costs;
•    aging of existing fleets given the limited investment since the industry downturn in late 2014;

•	increased customer focus on well-capitalized, safe and efficient service providers that can meet or exceed their requirements; and

•    reduced access to capital for fleet acquisition, maintenance and deployment.
Pricing levels for our industry’s services are driven primarily by asset utilization. With the downturn in commodity prices from late 2014 into 2016, per Coras Research, LLC, asset utilization across the hydraulic fracturing industry declined from 77% at the end of 2014 to 60% at the end of 2016. As of December 31, 2016, of our total 23 hydraulic fracturing fleets, 13 fleets, or 56% of our total fleets, were deployed. We believe our asset utilization rate reflects the quality of our assets and services.
In addition, due to lack of investment in maintenance and aging equipment, per Coras Research, LLC, approximately 89% of active industry equipment was deployed as of December 31, 2016. As of December 31, 2016, we had 16 active hydraulic fracturing fleets, of which 13 fleets, or 87%, were deployed. As of February 28, 2017, we had 16 active hydraulic fracturing fleets, all of which were deployed. Based on current pricing for component parts and labor, we believe our remaining seven inactive fleets can be made operational at a cost of less than $2.0 million per fleet.
Our History
Our company was founded in 1973 by the Keane family in Lewis Run, Pennsylvania. We have been well regarded as a customer-focused operator that prioritizes safety, the environment and our relationship with the communities in which we operate. We are committed to maintaining conservative financial policies and a disciplined approach to asset deployment, adding new capacity with customers with significant capital budgets and steady development programs rather than on a speculative basis.
We have developed what we believe is an industry-leading, completions-focused platform by emphasizing health, safety and environmental stewardship as our highest priority, implementing an efficient cost structure focused on disciplined cost controls, establishing a sophisticated supply chain and investing in state-of-the-art systems and leveraging technology and infrastructure to support growth. Through these initiatives, our platform has demonstrated the ability to scale with an increase in activity. For example, in 2013, we organically entered into the Bakken Formation, where we remain one of the most active service providers, and, in 2014, we successfully recruited and integrated over 450 employees into our business, resulting in a 74% increase in our employee base.
We believe that our ability to identify, execute and integrate acquisitions is a competitive advantage. We have demonstrated the ability to grow both organically and through opportunistic acquisitions. From 2010 to 2014, we organically added seven hydraulic fracturing fleets deployed across the Marcellus Shale/Utica Shale, the Bakken Formation and the Permian Basin. We have also completed three acquisitions that have diversified our geographic presence and service line capabilities. In April 2013, we acquired the wireline technologies division of Calmena Energy Services, which provided us with wireline operations capabilities in the U.S. In December 2013, we acquired the assets of Ultra Tech Frac Services to establish a presence in the Permian Basin. In March 2016, we completed the opportunistic acquisition of Trican’s U.S. oilfield service operations resulting in the expansion of our hydraulic fracturing operations to the current 23 fleets and establishing Keane as one of the largest pure-play providers of integrated well completion services in the U.S. with approximately 944,250 hydraulic horsepower. This acquisition added high quality equipment, provided increased scale in key operating basins, expanded our customer base and offered significant cost reduction opportunities. We implemented a plan to achieve over $80 million of annualized cost savings as a result of facility consolidations, head count rationalization and procurement savings. The Trican transaction also enhanced our access to proprietary technology and engineering capabilities that have improved our ability to provide integrated services solutions. We intend to continue to evaluate potential acquisitions on an opportunistic basis that would complement our existing service offerings or expand our geographic capabilities.
Our Competitive Strengths
We believe that technical expertise, fleet capability, equipment quality and robust preventive maintenance programs, integrated solutions, experience, scale in leading basins and health, safety and environmental (“HSE”) performance are the primary differentiating factors within the industry. We specialize in providing customized completion solutions to our customers that increase efficiency, improve safety and lower their overall cost.

Accordingly, we believe the following strengths differentiate us from many of our competitors and contribute to our ongoing success:
Multi-Basin Service Provider with Close Proximity to Our Customers.
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and the Eagle Ford Shale. These regions are expected to account for approximately 87% of all new horizontal wells anticipated to be drilled between 2017 and 2020. In addition, the high-density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the United States, respectively. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for the greatest crude oil and natural gas production growth in the U.S. through 2020 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, representing approximately 59% of the increase in U.S. rig count from its May 2016 low of 404 to 658 as of December 2016.
Our Houston, Texas-based headquarters, eight field offices and numerous management and sales offices are in close proximity to unconventional resource plays which allows us to take a hands-on approach to customer relationships at multiple levels within our organization, anticipate our customers’ needs and efficiently deploy our assets.
The below map represents our areas of operation:
Customer-Tailored Approach.
We seek to develop long-term partnerships with our customers by investing significant time and effort educating them on our value proposition and maintaining a continuous dialogue as we deliver ongoing service. We believe our direct line of communication with our customers at the senior management level as well as with key operational managers in the field provides us with the ability to address issues quickly and efficiently and is highly valued by our customers. In November 2016, we received Shell Global Solutions International’s annual Well Services Performance Award in recognition of our Permian Basin team’s exceptional 2016 performance and customer service in hydraulic fracturing and wireline services.

In connection with the Trican transaction, we acquired our Engineered Solutions Center, which we believe provides value-added capabilities to both our new and existing customers. We believe our Engineered Solutions Center enables us to support our customers’ technical specifications with a focus on reducing costs and increasing production. As pressure pumping complexity increases and the need for comprehensive, solution-driven approaches grows, our Engineered Solutions Center is able to meet our customers’ business objectives cost-effectively by offering flexible design solutions that package our services with new and existing product offerings. Our Engineered Solutions Center is focused on providing (1) economical and effective fracture designs, (2) enhanced fracture stimulation methods, (3) next-generation fluids and technologically advanced diverting agents, such as MVP Frac™ and TriVert™, which we received the right to use as part of the Trican transaction, (4) dust control technologies and (5) customized solutions to individual customer and reservoir requirements.
Track Record of Providing Safe and Reliable Solutions.
Safety is our highest priority and we believe we are among the safest service providers in the industry. For example, we achieved a total recordable incident rate (“TRIR”), which we believe is a reliable measure of safety performance, that is substantially less than the industry average from 2013 to 2016. We believe we have an industry leading behavior-based safety program to ensure each employee understands the importance of safety. Depending on job requirements, each new employee goes through a rigorous on-boarding and training program, is assigned a dedicated mentor, is routinely subject to our “Fit for Duty” verification program and periodically attends safety and technical certification programs. Our customers seek to protect their field employees, contractors and communities in which they serve as well as minimize the risk of disproportionately high costs that can result from an HSE incident. As a result, our customers demand robust HSE programs from their service providers and view safety records as a key criterion for vendor selection. We believe our safety and training record creates a competitive advantage by enhancing our ability to develop long-term relationships with our customers, allowing us to qualify to tender bids on more projects than many of our competitors and enabling us to attract and retain employees.
Modern, High-Quality Asset Base and Robust Maintenance Program.
We have invested in modern equipment, including dual-fuel fracturing pumps, Tier IV engines, stainless steel fluid ends, dry friction reducer and dry guar, to enhance our efficiency and safety. In addition, our high-quality, heavy-duty hydraulic fracturing and wireline fleets reduce operational downtime and maintenance costs while enhancing our ability to provide reliable, safe and consistent service to our customers. We have approximately 944,250 total hydraulic horsepower and can deploy up to 23 hydraulic fracturing fleets. As of December 31, 2016, we had 13 hydraulic fracturing fleets and eight wireline trucks deployed. We believe we have a robust preventative maintenance program for both our active and inactive fleets which allows us to respond to customer demand in a timely, safe and cost-efficient manner, and we continue to invest in and stock critical parts and components. From April 1, 2016 to December 31, 2016, we commissioned seven hydraulic fracturing fleets to service customers at a total cost of approximately $11.0 million, including capital expenditures. In addition, based on current pricing for component parts and labor, we believe our remaining inactive hydraulic fleets can be made operational at a cost of less than $2.0 million per fleet. Based upon our recent deployment experience, we believe it takes up to 45 days to activate and staff a single well completions fleet including hydraulic fracturing and wireline crews, allowing us to quickly and cost-effectively respond to an increase in customer demand. Our conservative financial profile and continued investment in our assets and fleets should enable us to maintain an efficient operating cost structure as we begin to redeploy assets, ensuring our operators have safe, well-maintained equipment to service our customers.

Flexible Supply Chain Management Capabilities.
Our sophisticated logistics network is comprised of strategically-located field offices, proppant storage facilities and proprietary last-mile transportation solutions. We have a dedicated supply chain team that manages sourcing and logistics to ensure flexibility and continuity of supply in a cost-effective manner across all areas of operation. We maintain multi-year relationships with industry-leading suppliers of proppant and have contracted secure supply at pricing reflecting current market conditions for the majority of our expected demand through 2020, based on existing job designs. We currently have a network of 1,046 modern railcars, which are being leased to us on a multi-year basis, and which provides us with valuable and flexible logistical support for our operations. Our logistics infrastructure also includes access to eight third-party unit train facilities, which improve railcar turn times and reduce transit costs, and approximately 50 transload facilities. In addition, we own over 120 pneumatic sand-hauling trucks for last-mile transportation to the well site, which gives us the ability to access and deliver proppant where and when needed. We believe our supply chain and logistics network provide us with a competitive advantage by allowing us to quickly respond during periods of increased demand for our services.

Strong Balance Sheet and Disciplined Use of Capital.
We believe our balance sheet strength represents a significant competitive advantage, allowing us to pro-actively maintain our fleet while also pursuing opportunistic initiatives to further grow and expand our base business with new and existing customers. Our customers seek to employ well-capitalized service providers that are in the best position to meet their service requirements and their financial obligations, and, as a result, we intend to continue to maintain a strong balance sheet.
We adjust our capital expenditures based on prevailing industry conditions, the availability of capital and other factors as needed. Throughout the industry downturn that began in 2014, we have prioritized continued investment in our robust maintenance program to ensure our fleet of equipment can be deployed efficiently as demand recovers. At December 31, 2016, we had $48.9 million on an actual basis and $146.1 million of cash on an as adjusted basis after giving effect to the IPO and the use of net proceeds received by us in connection with the IPO. Additionally, we had $40.3 million of availability under our 2016 ABL Facility (as defined herein), providing us with the means to fund deployment of inactive fleets and grow our operations. After giving effect to the ABL Refinancing Transaction (as defined herein), we would have had $50.4 million of availability under our New ABL Facility (as defined herein) as of December 31, 2016 on an as adjusted basis. As of February 28, 2017, we had $90.3 million of availability under our New ABL Facility. We intend to continue to prioritize maintenance, upgrades, refurbishments and acquisitions, in a disciplined and diligent manner, carefully evaluating these investments based on their ability to maintain or improve our competitive position and strengthen our financial profile while creating value for our shareholders.
Best-in-Class Management Team with Extensive Industry Experience.
The members of our management team are seasoned operating, financial and administrative executives with extensive experience in and knowledge of the oilfield services industry. Our management team is led by our Chairman and Chief Executive Officer, James C. Stewart, who has over 30 years of industry experience. Each member of our management team brings significant leadership and operational experience with long tenures in the industry and respective careers at highly regarded companies, including Schlumberger Limited, Halliburton, Baker Hughes, Weatherford International, Marathon Oil, Anadarko Petroleum and General Electric. The members of our executive management team provide us with valuable insight into our industry and a thorough understanding of customer requirements.
Our Strategy
Our principal business objective is to increase shareholder value by profitably growing our business while safely providing best-in-class completion services. We expect to achieve this objective through:
Efficiently Capitalizing on Industry Recovery.
Hydraulic fracturing represents the largest cost of completing a shale oil or gas well and is a mission-critical service required for the continued development of U.S. shale resources. Upon a recovery in demand for oilfield services in the U.S., the hydraulic fracturing sector is expected to have among the highest growth rates among oilfield service providers. Industry reports have forecasted that the North American onshore stimulation sector, which includes hydraulic fracturing, will increase at a compound annual growth rate, a measure of growth rate for selected points in time, of 10% from 2006 to 2020 and of 30% from 2016 through 2020. As a well-capitalized provider operating in the most active unconventional oil and natural gas basins in the U.S., we believe that our business is well positioned to capitalize efficiently on an industry recovery. We have invested significant resources and capital to develop a market leading platform with demonstrated capabilities and technical skills that is well equipped to address increased demand from our customers. We believe that our rigorous preventative maintenance program provides us with a well-maintained hydraulic fracturing fleet and the ability to deploy inactive fleets efficiently. Based upon our recent experience and current pricing for components and labor, we believe it will take approximately 45 days to activate a single hydraulic fracturing fleet, allowing us to quickly and cost-effectively respond to an increase in customer demand at a cost of less than $2.0 million per fleet. We also believe we can incrementally deploy each of our wireline trucks in less than 30 days at a nominal cost.
Developing and Expanding Relationships with Existing and New Customers.
We target well-capitalized customers that we believe will be long-term participants in the development of conventional and unconventional resources in the U.S., value safe and efficient operations, have the financial stability and flexibility to weather industry cycles and seek to develop a long-term relationship with us. We believe our high-quality fleets, diverse completion service offerings, engineering and technology solutions and geographic footprint with basin density in some of the most active basins position us well to expand and develop relationships with our existing and new customers. These qualities, combined with our past performance, have resulted in the renewal and new award of service contracts by our customers and by an expansion of the basins in which we operate for these customers. We believe these arrangements will provide us an attractive revenue stream while leaving us the ability to deploy our remaining fleets as industry demand and pricing continue to recover. We have invested in our sales organization, nearly tripling its headcount over the past two years. Together with our sales team, our Chief Executive Officer and our President and Chief Financial Officer are deeply involved with our commercial sales effort, fostering connectivity throughout a customer’s organization to further develop the relationship. We believe this level of senior management engagement differentiates us from many of our larger integrated peers.
Continuing Our Industry Leading Safety Performance and Focus on the Environment.
We are committed to maintaining and improving the safety, reliability, efficiency and environmental impact of our operations, which we believe is key to attracting new customers and maintaining relationships with our current customers, regulators and the communities in which we operate. As a result of our strong emphasis on training and safety protocols, we have one of the best safety records and reputations in the industry which helps us to attract and retain employees. We have maintained a strong safety record even as our employee base increased by 574% over the past four years. From the beginning of 2013 to 2016, our TRIR and lost time incident rate (“LTIR”) dropped by approximately 69% and 75%, respectively, and, for the year ended December 31, 2016, our TRIR and LTIR statistics were 0.22 and 0.06, respectively. We believe we are among the safest service providers in the industry. For example, we achieved a TRIR, which we believe is a reliable measure of safety performance, that is substantially less than the industry average from 2013 to 2016. In addition, all of our field-based management are provided financial incentives to satisfy safety standards and customer expectations, which we believe motivates them to continually maintain a focus on quality and safety. We work diligently to meet or exceed applicable safety and environmental requirements from our customers and regulatory agencies, and we intend to continue to enhance our safety monitoring function as our business grows and operating conditions change. For example, we have made investments in more efficient engines and dual-fuel kits to comply with customer requirements to reduce emissions and noise at well site. In 2016, the U.S. Environmental Protection Agency (the “EPA”) and the Department of Transportation’s National Highway Traffic Safety Administration jointly finalized standards for new on-road medium- and heavy-duty vehicles and engines that would improve fuel efficiency and cut carbon emissions. In accordance with the new standards, all of the Company’s hydraulic fracturing fleets with model years from 2018 onwards will have Tier IV engines. In addition, we have also invested in spill prevention equipment and remediation systems and dust control technology, which we believe allows us to meet or exceed the latest Occupational Safety and Health Administration (“OSHA”) requirements and standards. We have also deployed high-grade cameras to remotely monitor high-risk zones in our field operations, which we believe helps reduce safety risks to our employees. We believe that our commitment to maintaining a culture that prioritizes safety and the environment is critical to the long-term success and growth of our business.
Investing Further in Our Robust Maintenance Program.
We have in place a rigorous preventative maintenance program to continuously maintain our fleets, resulting in less downtime, reduced equipment failure in demanding conditions, lower operating costs and overall safer and more reliable operations. Due to our strong balance sheet, we have been able to sustain investment in maintenance, including preemptive purchases of key components and upgrades to our fleets throughout the downturn. We believe that the quality of our fleets and our maintenance program enhance our ability to both secure contracts with new customers and to service our existing customers reliably and efficiently. Our active fleet uptime is reinforced by preventive maintenance on our equipment, allowing us to minimize the negative impact to our customers from equipment failure. In addition, we continue to monitor advances in hydraulic fracturing and wireline technology and make strategic purchases to enhance our existing capabilities.
Maintaining a Conservative Balance Sheet to Preserve Operational and Strategic Flexibility.
We carefully manage our liquidity by continuously monitoring cash flow, capital spending and debt capacity. Our focus on maintaining our financial strength and flexibility provides us with the ability to execute our strategy through industry volatility and commodity price cycles, as evidenced by our recent completion of the Trican transaction and continued investment in our robust maintenance program. We intend to maintain a conservative approach to managing our balance sheet to preserve operational and strategic flexibility. At December 31, 2016, we had $48.9 million and $146.1 million of cash on hand on an actual basis and on an as adjusted basis after giving effect to the use of net proceeds received by us in connection with the IPO, respectively. Additionally, we had $40.3 million of availability under our 2016 ABL Facility, providing us with the means to fund deployment of fleets and grow our operations. After giving effect to the ABL Refinancing Transaction, we would have had $50.4 million of availability under our New ABL Facility as of December 31, 2016 on an as adjusted basis. As of February 28, 2017, we had $90.3 million of availability under our New ABL Facility.
We have further described our outstanding balances and current activities for our Notes, our 2016 Term Loan Facility and the recent New Term Loan Facility (as defined herein) with Owl Rock closed on March 15, 2017, in Note 8 (Long- Term Debts) and Note 25 (Subsequent Events) of Keane Group’s financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Continued Evaluation of Consolidation Opportunities that Strengthen Capabilities and Create Value.
We believe that our ability to identify, execute and integrate acquisitions is a competitive advantage. Since 2011, we have completed three acquisitions that have diversified our geographic presence and service line capabilities. In April 2013, we acquired the wireline technologies division of Calmena Energy Services to expand our wireline operations capabilities in the U.S. In December 2013, we acquired the assets of Ultra Tech Frac Services to establish a presence in the Permian Basin. In March 2016, we completed the Trican transaction, creating a leading independent provider of hydraulic fracturing services in the United States. This acquisition added high quality equipment, provided increased scale in key operating basins, expanded our customer base and offered significant cost reduction opportunities. To date we have identified and implemented a plan to achieve over $80 million of annualized cost savings as a result of facility consolidations, head count rationalization and procurement savings. The Trican transaction also provided us access to proprietary technology and engineering capabilities that have enhanced our ability to provide integrated services solutions. We intend to continue to evaluate potential acquisitions on an opportunistic basis that would complement our existing service offerings or expand our geographic capabilities and allow us to earn an appropriate return on invested capital.
Our Industry
Our industry provides oilfield services to North American onshore oil and natural gas exploration and production companies. Demand for our industry’s services is predominantly influenced by the completion of hydraulic fracturing stages in unconventional wells in North America, and is driven by several factors including rig count, well count, service intensity and the timing and style of well completions. Ultimately, these drivers depend primarily on the level of drilling activity by oil and natural gas companies, which, in turn, depends largely on the current and anticipated prices of crude oil, natural gas and natural gas liquids.
Impact of Current and Anticipated Prices for Crude Oil, Natural Gas and Natural Gas Liquids
Oil and natural gas prices began to decline drastically beginning late in the second half of 2014 and remained low through early 2016. This decline, sustained by global oversupply of oil and natural gas, drove our industry into a downturn. Following a trough in early 2016, oil prices and natural gas prices have recovered to $53.75 and $3.71, respectively, or approximately 105%, and 149% respectively, as of December 31, 2016, from their lows in early 2016 of $26.19 and $1.49, respectively. U.S. rig count has recovered to 658, or approximately 63%, as of December 31, 2016, from its low of 404 in early 2016. Recent events, including declines in North American production and agreements by OPEC members to reduce oil production quotas, have provided upward momentum for energy prices. We believe that recent increases in oil and natural gas prices, as well as moderate relief from the global oversupply of oil and domestic oversupply of natural gas, should increase demand for our services and create a more stable demand environment than has been experienced in the prior 24 months.
The US Energy Information Administration (the “EIA”) projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) expectations of continued growth in the U.S. gross domestic product; (ii) an increased likelihood that regulatory and legislative initiatives regarding domestic carbon emissions policy will drive greater demand for cleaner burning fuels such as natural gas; (iii) increased acceptance of natural gas as a clean and abundant domestic fuel source that can lead to greater energy independence of the U.S. by reducing its dependence on imported petroleum; (iv) the emergence of low-cost natural gas shale developments; and (v) continued growth in electricity generation from intermittent renewable energy sources, primarily wind and solar energy, for which natural-gas-fired generation is a logical back-up power supply source. We believe that as the prices of oil and natural gas increase, exploration and production activity will increase, driving an increased demand for our services.
Shale Resources in North America
The combined application of hydraulic fracturing and directional drilling technologies and their refinement continues to provide additional resource potential with new multi-billion barrel fields of oil and trillions of cubic feet of natural gas discovered over last five years. As of 2014, the EIA identified 59 billion barrels of recoverable tight oil and 610 trillion cubic feet of recoverable shale gas within the United States, ranking it second to Russia globally in shale oil resources. We believe that this inventory, which has increased materially due to technological innovation, should create multi-decade demand for our industry’s services.
In addition, we believe that U.S. unconventional shale resources will continue to capture an increasing share of global capital spending on oil and natural gas resources as a result of their competitive positioning on the global cost curve and the relatively low level of political and legal risk in North America as compared to other regions. From 2015 to 2016, demand for global liquids, or oil and natural gas liquid products, increased by approximately 1.8 million barrels per day according to the EIA. The EIA further expects global liquids demand to increase by approximately 1.6 million barrels per day from 2016 to 2017. Similarly, natural gas demand in North America is expected to increase by approximately 1.5 billion cubic feet per day by 2018, largely based upon growth in industrial and household demand, an increase in natural gas exports and continued substitution of gas for coal by utilities and industry. Furthermore, Spears & Associates estimates that capital expenditures for drilling and completion in the contiguous United States will increase by 38% over the next two years, which we believe would benefit our industry.
Increases in Horizontal Drilling Activity and Stages Per Well.
Over the past decade, oil and gas companies have focused on exploiting the vast resource potential available across many of North America’s unconventional resource plays through the application of horizontal drilling and completion technologies, including the use of multi-stage hydraulic fracturing, in order to increase recovery of oil and natural gas. In turn, E&P companies are focused on utilizing drilling and completion equipment and techniques that optimize cost and efficiency. As E&P companies have continued to refine the methodology used to recover oil and natural gas from wells, they have generally favored increases in both the number of hydraulic fracturing stages per well, with growth in per well stage count of approximately 75% between 2012 and 2016, and the amount of proppant used per stage, with growth in proppant per stage of approximately 54% from 2012 to 2016. Both of these secular trends have driven incremental demand for our industry’s services for each completed well due to requirements for larger amounts of equipment. For example, despite a 67% decline in the number of wells drilled from the 2014 to 2016 and excluding the acquisition of the Acquired Trican Operations, we have increased the volume of work our company has performed by 42% during the same period as measured by stage count.

Many industry experts predict a significant recovery in drilling activity in 2017 and 2018. According to Spears & Associates, total U.S. drilling rig count is expected to reach approximately 823 and 982 in 2017 and 2018, respectively, with approximately 79% expected to be drilling wells with horizontal laterals. Due to improvements in technology, including increased lateral lengths and tighter spacing between stages, drilling rigs have become more efficient in recent years. From 2012 to 2016, average wells per horizontal drilling rig have increased from 13.6 wells per rig to 21.1 wells per rig, respectively, and average stages per horizontal well have increased from 16.3 stages per well to 28.5 stages per well, respectively.
Demand for our industry’s services is also influenced by the natural decline in productivity of shale oil and gas wells over time. The amount of hydrocarbons produced from a typical shale oil and gas well declines more quickly than a conventional well, with production from a shale well generally falling substantially in the first year. New wells are required to be brought online relatively quickly to replace production lost from the natural decline. As a result of the high average production decline rates and current demand forecasts, we believe that a large number of wells will need to be drilled and completed on a continuous basis to offset production declines.
In addition, according to the EIA, an estimated 5,379 drilled but uncompleted (“DUC”) wells were in backlog as of December 2016, which we believe will provide a near-term source of demand for completion related services. The decline in commodity prices that began in late 2014 resulted in many E&P companies delaying the completion or fracturing of drilled wells, which represents approximately 36% of the total cost of a well. In connection with the increase and stabilization of the price of oil, E&P companies have recently begun to work through their DUC inventory in select basins, such as the Permian Basin and Bakken Formation, allowing us to deploy additional resources to such basins as a result.
Decline in Number of Service Providers, Deployable Capacity and Skilled Labor as a Result of Cyclical Downturn
From late 2009 through late 2014, there was a rapid increase in the demand for fracturing services. This growth in demand was met with an influx of new companies providing such services and a large increase in deployable hydraulic fracturing equipment. Since late 2014, the significant decline in demand for hydraulic fracturing services and resulting overcapacity in the market have led to industry consolidation and attrition, with the estimated number of service providers shrinking from a peak of 54 service providers in 2014 to 39 service providers as of December 31, 2016. As of December 31, 2016, based on estimated deployable capacity, there were six large providers with over 1 million horsepower, 10 medium-sized providers, including us, with between 300,000 and 1 million horsepower, and 23 smaller providers with less than 300,000 horsepower. We believe industry consolidation will position our company to succeed as demand for our industry’s services continues to increase.
We also believe that the financial distress of many of our competitors has caused them to significantly lower maintenance spending, and instead remove existing parts and components from idle equipment to service active equipment, which has reduced, and will continue to reduce, the amount of deployable equipment. While the total supply of deployable equipment, as compared to marketed equipment, is opaque, industry analysts estimate that total marketed and deployable capacity has declined between 25% and 50% from its peak. Due to the significant wear and tear on working equipment from high service intensity, the potential cost for other providers to redeploy older, idle fleets may be as much as $10 million to $20 million per fleet, depending on the level of previous use and preventative maintenance spend, as well as the amount of time spent idle. We believe these significant redeployment costs may drive the permanent retirement of older equipment by some of our competitors. As demand for our industry’s services increases, we believe we will benefit from our rigorous preventative maintenance program in contrast to many of our competitors’ underinvestment in, and resulting loss of, deployable equipment.
Finally, in addition to the reduction in number of service providers and deployable hydraulic fracturing equipment, headcount of total oilfield service employees in our industry is estimated to have decreased by 46% from its 2014 peak to 2016. We believe that companies that have remained relatively active during the industry downturn, such as ours, will benefit from retaining and developing skilled personnel as demand for our industry’s services increases.
Segments

We are organized into two reportable segments, consisting of Completion Services, including our hydraulic fracturing and wireline divisions; and Other Services, including our coiled tubing, cementing and drilling divisions. This segmentation is based on the primary end markets we serve, our customer base, the complementary nature of our services, our management structure and the financial information that is reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit, gross margin and resulting synergistic efficiency of utilization. We monitor our cost of services using such metrics as cost of operations per stage for divisions in our Completion Services segment and cost of operations per working day for divisions in our Other Services segment. For further information on our operating segments, please see Note 21 (Business Segments) to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Completion Services Segment
Hydraulic Fracturing.    We provide hydraulic fracturing and related well stimulation services to E&P companies, particularly to those operating in unconventional oil and natural gas reservoirs and requiring technically and operationally advanced services. Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. Our customers benefit from our expertise in fracturing of horizontal and vertical oil- and natural gas-producing wells in shale and other unconventional geological formations.
The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid—typically a mixture of water, chemicals and guar—into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant which become lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well. Proppant generally consists of raw sand, resin-coated sand or ceramic particles. The fracturing fluid is engineered to lose viscosity, or “break,” and is subsequently removed from the formation, leaving the proppant suspended in the mineral fractures. Once our customer has flushed the fracturing fluids from the well using a controlled flow-back process, the customer manages fluid and water removal.
Our technologically advanced fleets consist of mobile hydraulic fracturing units and other auxiliary heavy equipment to perform fracturing services. Our hydraulic fracturing units consist primarily of high-pressure hydraulic pumps, diesel engines, radiators and other supporting equipment that are typically mounted on flat-bed trailers. We refer to the group of units and other equipment, such as blenders, data vans, sand storage, tractors, manifolds and high pressure fracturing iron, which are necessary to perform a typical fracturing job as a “fleet,” and the personnel assigned to each fleet as a “crew.” We have 23 hydraulic fracturing fleets, of which 13 were deployed as of December 31, 2016 with crews ranging from 24 to 55 employees each.
An important element of hydraulic fracturing services is determining the proper fracturing fluid, proppant and injection program to maximize results. Our field engineering personnel provide technical evaluation and job design recommendations for customers as an integral element of our hydraulic fracturing service. Technological developments in the industry over the past several years have focused on proppant density control, liquid gel concentration capabilities, computer design and monitoring of jobs and clean-up properties for fracturing fluids.
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and the Eagle Ford Shale. These regions are expected to account for approximately 87% of all new horizontal wells anticipated to be drilled between 2017 and 2020.
Wireline Technologies.    Our wireline services involve the use of a single truck equipped with a spool of wireline that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment for well completion, well intervention, pipe recovery and reservoir evaluation purposes. We typically provide our wireline services in conjunction with our hydraulic fracturing services in “plug-and-perf” well completions to maximize efficiency for our customers. “Plug-and-perf” is a multi-stage well completion technique for cased-hole wells that consists of pumping a plug and perforating guns to a specified depth. Once the plug is set, the zone is perforated and the tools are removed from the well, a ball is pumped down to isolate the zones below the plug and the hydraulic fracturing treatment is applied. The ball-activated plug diverts fracturing fluids through the perforations into the formation. Our ability to provide both the wireline and hydraulic fracturing services required for a “plug-and-perf” completion increases efficiencies for our customers by reducing downtime between each process, which in turn allows us to complete more stages in a day and ultimately reduces the number of days it takes our customer to complete a well. We have 23 wireline units, of which eight were deployed as of December 31, 2016 with crews of approximately 10 to 12 employees each.
Other Services Segment
Coiled Tubing.    We provide various coiled tubing services to facilitate well servicing and workover operations as well as the completion of horizontal wells. Coiled tubing services involve the use of a flexible, continuous metal pipe spooled on a large reel which is then lowered into oil and natural gas wells to perform various workover applications, including wellbore clean outs and maintenance, nitrogen services, thru-tubing fishing, and formation stimulation using acid and other chemicals. Advantages of utilizing coiled tubing over a more costly workover rig include: (i) the smaller size and mobility of a coiled tubing unit compared to a workover rig, (ii) the ability to perform workover applications without having to “shut-in” the well during such operations, (iii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, and (iv) the ability to direct fluids into a wellbore with more precision. Larger diameter coiled tubing units have recently been utilized for horizontal well completion applications such as (i) the drill out of temporary isolation plugs that separate frac zones, (ii) the clean out of the well for final production after the hydraulic fracturing job has been completed and (iii) in conjunction with hydraulic fracturing operations to stimulate zones not requiring high pressures or significant proppant volume.
Drilling, Cementing, Acidizing and Nitrogen Services.    We are also equipped to offer our customers drilling, cementing, acidizing and nitrogen-based well stimulation services.
Equipment
We have approximately 944,250 hydraulic horsepower and can deploy up to 23 fleets, of which 13 fleets were deployed as of December 31, 2016. Our hydraulic fracturing equipment consists of modern units specially designed to handle well completions with long lateral segments and multiple fracturing stages in high-pressure and unconventional formations. We also maintain a fleet of 23 wireline units (of which eight were deployed as of December 31, 2016), seven coiled tubing units, 14 cementing units and two fit-for-purpose Schramm rigs for top-hole air drilling.
Each hydraulic fracturing fleet also includes the necessary blending units, manifolds, data vans and other ancillary equipment. We have the flexibility to allocate pressure pumps and other equipment among our fleets as needed to satisfy customer demand.
Our hydraulic fracturing equipment is comprised of components sourced from manufacturers including Caterpillar, Inc., Cummins, Inc. and Gardner Denver, Inc. and was assembled by various North American companies including Surefire Industries, LLC and UE Manufacturing, LLC. We historically have purchased the majority of our wireline, coiled tubing and cementing units from System One MFG Inc., Surefire Industries, LLC and Peerless Limited, respectively. Our company is not dependent on any one company for the source of our components and assembly of our equipment. We believe our equipment is in good condition and suitable for our current operations.
Customers
Our customers primarily include major integrated and large independent oil and natural gas exploration and production companies. For the year ended December 31, 2016, our top three customers, Shell Exploration & Production, XTO Energy and Seneca Resources Corporation, collectively accounted for approximately 48% of total revenues. For the year ended December 31, 2015, our top four customers, EQT Production Company, Shell Exploration & Production, XTO Energy and Southwestern Energy Company, collectively accounted for approximately 90% of total revenues. During the year ended December 31, 2016 and 2015, on an actual basis, no other customers accounted for 10% or more of our revenues.
Suppliers
We purchase the materials used in our hydraulic fracturing, wireline and other services from various suppliers. In March 2016, in connection with the Trican transaction, Keane received the right to use certain Trican proprietary fracking-related fluids as of the closing date of the Trican transaction, such as MVP Frac™ and TriVert™ (the “Fracking Fluids”), for Keane’s pressure pumping services to its customers, which license does not allow Keane to manufacture the Fracking Fluids but allows Keane to purchase the Fracking Fluids from Trican’s suppliers.
During the year ended December 31, 2016, we purchased approximately 5% to 10% of our materials or equipment, as a percentage of overall costs, from Gardner Denver. During the year ended December 31, 2015, we purchased approximately 5% to 10% of our materials or equipment, as a percentage of overall costs, from Surefire Industries, LLC, Santrol, D & I Silica LLC and Precision Additives Inc.
We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements in the event of any interruption or shortage in the supply of certain of our materials. In addition, certain materials for which we do not currently have long-term supply agreements, such as guar (which experienced a shortage and significant price increase in 2012), could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the United States, and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. Our integrated hydraulic fracturing and wireline services compete with large, integrated oilfield service companies such as Halliburton Company, Schlumberger Limited and Baker Hughes Incorporated, as well as other companies such as RPC, Inc., Superior Energy Services, Inc., C&J Energy Services, Inc., Basic Energy Services, Inc. and FTS International, Inc. Our hydraulic fracturing services also compete with Calfrac Well Services Ltd., U.S. Well Services, Patterson-UTI Energy, Inc., ProPetro Services, Inc. and Liberty Oilfield Services. In addition, the business segments in which we compete are highly fragmented. We also compete regionally with a significant number of smaller service providers.
We believe that the principal competitive factors in the markets we serve are technical expertise, equipment capacity, work force competency, efficiency, safety record, reputation, experience and price. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on safety, performance and quality of our crews, equipment and services. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
Cyclical Nature of Industry
We operate in a highly cyclical industry. The key factor driving demand for our services is the level of drilling activity by E&P companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Global supply and demand for oil and the domestic supply and demand for natural gas are critical in assessing industry outlook. Demand for oil and natural gas is cyclical and subject to large, rapid fluctuations. Producers tend to increase capital expenditures in response to increases in oil and natural gas prices, which generally results in greater revenues and profits for oilfield service companies such as ours. Increased capital expenditures also ultimately lead to greater production, which historically has resulted in increased supplies and reduced prices which in turn tend to reduce demand for oilfield services. For these reasons, the results of our operations may fluctuate from quarter to quarter and year to year, and these fluctuations may distort comparisons of results across periods.
Employees
As of December 31, 2016, we employed 1,401 people, of which approximately 72% were compensated on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. We consider our relationship with our employees to be satisfactory.
Seasonality
Weather conditions affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the fourth and first quarters resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.
Insurance
Our operations are subject to hazards inherent in the oil and natural gas industry, including accidents, blowouts, explosions, craterings, fires, oil spills and hazardous materials spills. These conditions can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and wildlife, and interruption or suspension of operations, among other adverse effects. In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in our being named as a defendant to a lawsuit asserting significant claims.
Despite our efforts to maintain high safety standards, we from time to time have suffered accidents in the past and we anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, as well as our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other adverse effects on our financial condition and results of operations.
We carry a variety of insurance coverages for our operations, and we are partially self-insured for certain claims, in amounts that we believe to be customary and reasonable. However, our insurance may not be sufficient to cover any particular loss or may not cover all losses. Historically, insurance rates have been subject to various market fluctuations that may result in less coverage, increased premium costs, or higher deductibles or self-insured retentions.
Our insurance includes coverage for commercial general liability, damage to our real and personal property, damage to our mobile equipment, pollution liability (covering both third-party liabilities and first-party site specific property damage), workers’ compensation and employer’s liability, auto liability and other specialty risks. Our insurance includes various limits and deductibles or self-insured retentions, which must be met prior to, or in conjunction with, recovery. Specifically, our commercial general liability policy provides for a limit of $2 million per occurrence and $4 million per project in the aggregate. Our excess liability program is structured in three layers: the lead policy provides for a limit of $5 million per occurrence and $5 million in the aggregate, with a $10,000 self-insured retention per incident; the second layer provides for a limit of $20 million per occurrence and $20 million in the aggregate, with a $10,000 self-insured retention per incident; and the third layer provides for a limit of $50 million per occurrence and $50 million in the aggregate, with a $10,000 self-insured retention per incident.
To cover potential pollution risks, our commercial generally liability policy is endorsed with sudden and accidental coverage and our excess liability policies provide additional limits of liability for covered sudden and accidental pollution losses. Additionally, we maintain a contractors’ pollution liability program that provides for a total limit of $20 million per incident and $20 million in the aggregate with a self-insured retention of $100,000 per incident for both sudden and gradual pollution liability. We also maintain $100 million in excess insurance over the contractors’ pollution liability policy for sudden pollution incidents.
In addition, we maintain site specific pollution insurance that provides for a limit of $10 million per incident and $10 million in the aggregate with a $100,000 deductible per incident for both on and off-site clean-up as well as third-party property damage and bodily injury. Our site-specific pollution coverage affords third-party liability and first party clean-up coverage. Our contractors’ pollution liability insurance covers liabilities associated with our hydraulic fracturing operations in the field, while our site-specific pollution insurance covers liabilities arising from insured locations. The insured locations are properties that we own or lease.
Environmental Regulation
Our operations are subject to stringent federal, state and local laws, rules and regulations relating to the oil and natural gas industry, including the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the EPA, issue regulations to implement and enforce these laws, which often require costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, expenditures associated with exposure to hazardous materials, remediation of contamination, property damage and personal injuries, imposition of bond requirements, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and clean-up costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements, including those that result in any limitation, suspension or moratorium on the services we provide, whether or not short-term in nature, by federal, state, regional or local governmental authority, could have a material adverse effect on our business, financial condition and results of operations.
The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability on certain classes of persons that are considered to be responsible for the release of hazardous or other state-regulated substances into the environment. These persons include the current or former owner or operator of the site where the release occurred and the parties that disposed or arranged for the disposal or treatment of hazardous or other state-regulated substances that have been released at the site. Under CERCLA, these persons may be subject to strict liability, joint and several liability, or both, for the costs of investigating and cleaning up hazardous substances that have been released into the environment, damages to natural resources and health studies without regard to fault. In addition, companies that incur CERCLA liability frequently confront claims by neighboring landowners and other third parties for personal injury and property damage allegedly caused by the release of hazardous or other regulated substances or pollutants into the environment.
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, (“RCRA”) and analogous state law generally excludes oil and gas exploration and production wastes (e.g., drilling fluids, produced waters) from regulation as hazardous wastes. However, these wastes remain subject to potential regulation as solid wastes under RCRA and as hazardous waste under other state and local laws. Moreover, wastes from some of our operations (such as, but not limited to, our chemical development, blending and distribution operations as well as some maintenance and manufacturing operations) are or may be regulated under RCRA and analogous state law under certain circumstances. Further, any exemption or regulation under RCRA does not alter treatment of the substance under CERCLA.
From time to time, releases of materials or wastes have occurred at locations we own or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA, the federal Clean Water Act, the Safe Drinking Water Act (the “SDWA”), and analogous state laws. Under these laws or other laws and regulations, we have been and may be required to remove or remediate these materials or wastes and make expenditures associated with personal injury or property damage. At this time, with respect to any properties where materials or wastes may have been released, it is not possible to estimate the potential costs that may arise from unknown, latent liability risks. However, at this time, we have not been made aware of any such releases.
There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. Companion bills entitled the Fracturing Responsibility and Awareness Chemicals Act (“FRAC Act”) were reintroduced in the House of Representatives in May 2013 and in the United States Senate in June 2013. If the FRAC Act and other similar legislation pass, the legislation could significantly alter regulatory oversight of hydraulic fracturing. Currently, unless the fracturing fluid used in the hydraulic fracturing process contains diesel fuel, hydraulic fracturing operations are exempt from permitting under the Underground Injection Control (“UIC”) program in the SDWA. The FRAC Act would remove this exemption and subject hydraulic fracturing operations to permitting requirements under the UIC program. The FRAC Act and other similar bills propose to also require persons conducting hydraulic fracturing to disclose the chemical constituents of their fracturing fluids to a regulatory agency, although they would not require the disclosure of the proprietary formulas except in cases of emergency. Currently, several states already require public disclosure of non-proprietary chemicals on FracFocus.org and other equivalent Internet sites. Disclosure of our proprietary chemical formulas to third parties or to the public, even if inadvertent, could diminish the value of those formulas and could result in competitive harm to our business. At this time, it is not clear what action, if any, the United States Congress will take on the FRAC Act or other related federal and state bills, or the ultimate impact of any such legislation.
If the FRAC Act or similar legislation becomes law, or the Department of the Interior or another federal agency asserts jurisdiction over certain aspects of hydraulic fracturing operations, additional regulatory requirements could be established at the federal level that could lead to operational delays or increased operating costs, making it more difficult to perform hydraulic fracturing and increasing the costs of compliance and doing business for us and our customers. States in which we operate have considered and may again consider legislation that could impose additional regulations and/or restrictions on hydraulic fracturing operations. At this time, it is not possible to estimate the potential impact on our business of these state actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. Our compliance, or the consequences of any failure to comply, could have a material adverse effect on our business, financial condition and operational results.
In addition, at the direction of Congress, the EPA undertook a study of the potential impacts of hydraulic fracturing on drinking water and groundwater and issued its report in December of 2016. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances, and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Similarly, other federal and state studies, such as those currently being conducted by, for example, the Secretary of Energy’s Advisory Board and the New York Department of Environmental Conservation, may recommend additional requirements or restrictions on hydraulic fracturing operations.
The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants from specified sources. We are or may be required to obtain federal and state permits in connection with certain operations of our manufacturing and maintenance facilities. These permits impose certain conditions and restrictions on our operations, some of which require significant expenditures for filtering or other emissions control devices at each of our manufacturing and maintenance facilities. Changes in these requirements, or in the permits we operate under, could increase our costs or limit certain activities. Additionally, the EPA’s Transition Program for Equipment Manufacturers regulations apply to certain off-road diesel engines used by us to power equipment in the field. Under these regulations, we are subject to certain requirements with respect to retrofitting or retiring certain engines, and we are limited in the number of new non-compliant off-road diesel engines we can purchase. Engines that are compliant with the current emissions standards can be costlier and can be subject to limited availability. It is possible that these regulations could limit our ability to acquire a sufficient number of diesel engines to expand our fleet and/or upgrade our existing equipment by replacing older engines as they are taken out of service.

Exploration and production activities on federal lands may be subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment of the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All of our activities and our customers’ current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.
Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. Government entities or private parties may act to prevent oil and gas exploration activities or seek damages where harm to species, habitat or natural resources may result from the filling of jurisdictional streams or wetlands or the construction or release of oil, wastes, hazardous substances or other regulated materials. At this time, it is not possible to estimate the potential impact on our business of these speculative federal, state or private actions or the enactment of additional federal or state legislation or regulations with respect to these matters. However, compliance or the consequences of any failure to comply by us could have a material adverse effect on our business, financial condition and operational results.
The EPA has proposed and finalized a number of rules requiring various industry sectors to track and report, and, in some cases, control greenhouse gas emissions. The EPA’s Mandatory Reporting of Greenhouse Gases Rule was published in October 2009. This rule requires large sources and suppliers in the United States to track and report greenhouse gas emissions. In June 2010, the EPA’s Greenhouse Gas Tailoring Rule became effective. For this rule to apply initially, the source must already be subject to the Clean Air Act Prevention of Significant Deterioration program or Title V permit program; we are not currently subject to either Clean Air Act program. On November 8, 2010, the EPA finalized a rule that sets forth reporting requirements for the petroleum and natural gas industry. Among other things, this final rule requires persons that hold state permits for onshore oil and gas exploration and production and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to annually report carbon dioxide, methane and nitrous oxide combustion emissions from (1) stationary and portable equipment and (2) flaring. Under the final rule, our customers may be required to include calculated emissions from our hydraulic fracturing equipment located on their well sites in their emission inventory.
The trajectory of future greenhouse regulations remains unsettled. In March 2014, the White House announced its intention to consider further regulation of methane emissions from the oil and gas sector. It is unclear whether Congress will take further action on greenhouse gases, for example, to further regulate greenhouse gas emissions or alternatively to statutorily limit the EPA’s authority over greenhouse gases. Even without federal legislation or regulation of greenhouse gas emissions, states may pursue the issue either directly or indirectly. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry and, therefore, could reduce the demand for our products and services.
Climate change regulation may also impact our business positively by increasing demand for natural gas for use in producing electricity and as a transportation fuel. Currently, our operations are not materially adversely impacted by existing state and local climate change initiatives. At this time, we cannot accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.
We seek to minimize the possibility of a pollution event through equipment and job design, as well as through training employees. We also maintain a pollution risk management program in the event a pollution event occurs. This program includes an internal emergency response plan that provides specific procedures for our employees to follow in the event of a chemical release or spill. In addition, we have contracted with several third-party emergency responders in our various operating areas that are available on a 24-hour basis to handle the remediation and clean-up of any chemical release or spill. We carry insurance designed to respond to foreseeable environmental pollution events. This insurance portfolio has been structured in an effort to address pollution incidents that result in bodily injury or property damage and any ensuing clean up required at our owned facilities, as a result of the mobilization and utilization of our fleets, as well as any environmental claims resulting from our operations. See “—Insurance.”
We also seek to manage environmental liability risks through provisions in our contracts with our customers that generally allocate risks relating to surface activities associated with the fracturing process, other than water disposal, to us and risks relating to “down-hole” liabilities to our customers. Our customers are responsible for the disposal of the fracturing fluid that flows back out of the well as waste water, for which they use a controlled flow-back process. We are not involved in that process or the disposal of the fluid. Our contracts generally require our customers to indemnify us against pollution and environmental damages originating below the surface of the ground or arising out of water disposal, or otherwise caused by the customer, other contractors or other third parties. In turn, we generally indemnify our customers for pollution and environmental damages originating at or above the surface caused solely by us. We seek to maintain consistent risk-allocation and indemnification provisions in our customer agreements to the extent possible. Some of our contracts, however, contain less explicit indemnification provisions, which typically provide that each party will indemnify the other against liabilities to third parties resulting from the indemnifying party’s actions, except to the extent such liability results from the indemnified party’s gross negligence, willful misconduct or intentional act.
Safety and Health Regulation
We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by the Occupational Safety and Health Administration, commonly referred to as OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, the proposed new rule regarding respirable silica sand. Although it is not possible to estimate the financial and compliance impact of the proposed respirable silica sand rule or any other proposed rule, the imposition of more stringent requirements could have a material adverse effect on our business, financial condition and results of operations.
Intellectual Property
Our engineering and technology efforts are focused on providing cost-effective solutions to the challenges our customers face when fracturing and stimulating wells. In connection with the Trican transaction, we acquired our Engineered Solutions Center, which we believe provides value-added capabilities to both our new and existing customers. We believe our Engineered Solutions Center enables us to support our customers’ technical specifications with a focus on reducing costs and increasing production. As pressure pumping complexity increases and the need for comprehensive, solution-driven approaches grows, our Engineered Solutions Center is able to meet our customers’ business objectives cost-effectively by offering flexible design solutions that package our services with new and existing product offerings. Our Engineered Solutions Center is focused on providing (1) economical and effective fracture designs, (2) enhanced fracture stimulation methods, (3) next-generation fluids and technologically advanced diverting agents, such as MVP Frac™ and TriVert™, which we received the right to use as part of the Trican transaction, (4) dust control technologies and (5) customized solutions to individual customer and reservoir requirements.
In addition, in connection with the Trican transaction, we acquired ownership of substantially all intellectual property relating primarily to Trican’s United States oilfield services business, which includes know-how, trade secrets, formulas, processes, customer lists and other non-registered intellectual property primarily used in connection with that business. Keane also entered into two fully paid-up, perpetual, non-exclusive licenses to certain intellectual property owned by Trican or its affiliates, other than the Acquired Trican Intellectual Property (as defined herein). See “Item 13. Certain Relationships and Related-Party Transactions and Director Independence—Trican Transaction” for more information. We believe that the proprietary technology and engineering capabilities acquired in the Trican transaction have enhanced our integrated services solutions and better positioned our company to meet our customers’ technical demands.

We believe the information regarding our customer and supplier relationships are also valuable proprietary assets. We have pending applications and registered trademarks for various names under which our entities conduct business or provide products or services. Except for the foregoing, we do not own or license any patents, trademarks or other intellectual property that we believe to be material to the success of our business.
Implications of Being an Emerging Growth Company
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, for so long as we are an emerging growth company, are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These include, but are not limited to:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may remain an “emerging growth company” until as late as December 31, 2022, the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an emerging growth company earlier under certain circumstances, including if (1) we have more than $1.0 billion in annual revenue in any fiscal year, (2) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 or (3) we issue more than $1.0 billion of non-convertible debt over a three-year period.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

Item 1A. Risk Factors
RISK FACTORS
Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
Risks Related to Our Business and Industry
Our business is cyclical and depends on spending and well completions by the onshore oil and natural gas industry in the U.S., and the level of such activity is volatile. Our business has been, and may continue to be, adversely affected by industry conditions that are beyond our control.
Our business is cyclical, and we depend on the willingness of our customers to make expenditures to explore for, develop and produce oil and natural gas from onshore unconventional resources in the U.S. The willingness of our customers to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:
•    prices, and expectations about future prices, for oil and natural gas;
•    domestic and foreign supply of, and demand for, oil and natural gas and related products;
•    the level of global and domestic oil and natural gas inventories;

•	the supply of and demand for hydraulic fracturing and other oilfield services and equipment in the United States;
•    the cost of exploring for, developing, producing and delivering oil and natural gas;
•    available pipeline, storage and other transportation capacity;
•    lead times associated with acquiring equipment and products and availability of qualified personnel;
•    the discovery rates of new oil and natural gas reserves;

•
federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•    geopolitical developments and political instability in oil and natural gas producing countries;

•	actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•    the price and availability of alternative fuels and energy sources;
•    weather conditions and natural disasters;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing; and
•    U.S. federal, state and local and non-U.S. governmental regulations and taxes.
The volatility of the oil and natural gas industry and the resulting impact on exploration and production activity could adversely impact the level of drilling and completion activity by some of our customers. This volatility may result in a decline in the demand for our services or adversely affect the price of our services. In addition, material declines in oil and natural gas prices, or drilling or completion activity in the U.S. oil and natural gas shale regions, could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. In addition, a decrease in the development of oil and natural gas reserves in our market areas may also have an adverse impact on our business, even in an environment of strong oil and natural gas prices.
Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.
A prolonged economic slowdown or recession in the U.S., adverse events relating to the energy industry or regional, national and global economic conditions and factors, particularly a further slowdown in the E&P industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased exploration and development spending by our customers, decreased demand for oil and gas and decreased prices for oil and gas.
A decline in or substantial volatility of crude oil and natural gas commodity prices could adversely affect the demand for our services.
The demand for our services is substantially influenced by current and anticipated crude oil and natural gas commodity prices and the related level of drilling and completion activity and general production spending in the areas in which we have operations. Volatility or weakness in crude oil and natural gas commodity prices (or the perception that crude oil and natural gas commodity prices will decrease) affects the spending patterns of our customers and the products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. As a result, we may experience lower utilization of, and may be forced to lower our rates for, our equipment and services.
Historical prices for crude oil and natural gas have been extremely volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as approximately $10 per barrel to over $100 per barrel. The spot price per barrel as of December 31, 2016 was $53.75. In recent years, oil and natural gas prices and, therefore, the level of exploration, development and production activity, have experienced a sustained decline from the highs in the latter half of 2014, as a result of an increasing global supply of oil and a decision by OPEC to sustain its production levels in spite of the decline in oil prices, as well as slowing economic growth in the Eurozone and China. Since November 2014, prices for U.S. oil have weakened in response to continued high levels of production by OPEC, a buildup in inventories and lower global demand. As a result of the significant decline in the price of oil, beginning in late 2014, E&P companies moved to significantly cut costs, both by decreasing drilling and completion activity and by demanding price concessions from their service providers, including providers of hydraulic fracturing services. In turn, service providers, including hydraulic fracturing service providers, were forced to lower their operating costs and capital expenditures, while continuing to operate their businesses in an extremely competitive environment. In November 2016, OPEC announced its agreement to a framework for limiting crude output; however, the global supply excess may persist if OPEC member countries do not adhere to the production caps or if non-OPEC member countries increase production in response to increasing oil prices. Prolonged periods of price instability in the oil and natural gas industry will adversely affect the demand for our products and services and our financial condition, prospects and results of operations.

Additionally, the commercial development of economically viable alternative energy sources (such as wind, solar geothermal, tidal, fuel cells and biofuels) could reduce demand for our services and create downward pressure on the revenue we are able to derive from such services, as they are dependent on oil and natural gas commodity prices.
Fuel conservation measures could reduce demand for oil and natural gas.
Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows.
Our operations are subject to hazards inherent in the energy services industry.
Risks inherent to our industry can cause personal injury, loss of life, suspension of or impact upon operations, damage to geological formations, damage to facilities, business interruption and damage to, or destruction of, property, equipment and the environment. Such risks may include, but are not limited to:
•    equipment defects;
•    vehicle accidents;
•    explosions and uncontrollable flows of gas or well fluids;
•    unusual or unexpected geological formations or pressures and industrial accidents;
•    blowouts;
•    cratering;
•    loss of well control;
•    collapse of the borehole; and
•    damaged or lost drilling equipment.
In addition, our hydraulic fracturing and well completion services could become a source of spills or releases of fluids, including chemicals used during hydraulic fracturing activities, at the site where such services are performed, or could result in the discharge of such fluids into underground formations that were not targeted for fracturing or well completion activities, such as potable aquifers. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages and could result in a variety of claims, losses and remedial obligations that could have an adverse effect on our business and results of operations. The existence, frequency and severity of such incidents could affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenue, and any litigation or claims, even if fully indemnified or insured, could negatively affect our reputation with our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future.
We may be subject to claims for personal injury and property damage, which could materially adversely affect our financial condition, prospects and results of operations.
Our services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters. Litigation arising from operations where our facilities are located, or our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks. Further, our insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The current trend in the insurance industry is towards larger deductibles and self-insured retentions. In addition, insurance may not be available in the future at rates that we consider reasonable and commercially justifiable, compelling us to have larger deductibles or self-insured retentions to effectively manage expenses. As a result, we could become subject to material uninsured liabilities or situations where we have high deductibles or self-insured retentions that expose us to liabilities that could have a material adverse effect on our business, financial condition, prospects or results of operations.
Litigation and Other Proceedings Could Have a Negative Impact on Our Business.
The nature of our business makes us susceptible to legal proceedings and governmental investigations from time to time. In addition, during periods of depressed market conditions, such as the one we have been experiencing, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us could have a material adverse effect on our business, financial condition and results of operations. Similarly, any legal proceedings or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.
On November 4, 2016, a former employee of Keane filed a complaint for a proposed class or collective action in the United States District Court for the Western District of Pennsylvania entitled Meals v. Keane Frac GP, LLC, et al., alleging that certain field professionals were not properly classified under the Fair Labor Standards Act (“FLSA”) and Pennsylvania law. We filed our answer on November 30, 2016 denying the material allegations of the complaint, and on March 16, 2017 plaintiff filed a motion for conditional certification of a collective action. On December 27, 2016, two former employees filed a complaint for a proposed class or collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the FLSA and Pennsylvania law. We filed our answer on February 3, 2017 denying the material allegations of the complaint. We are currently unable to estimate the range of loss, if any, that may result from these matters.
Competition within the oilfield services industry may adversely affect our ability to market our services.
The oilfield services industry is highly competitive and fragmented and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. Our larger competitors’ greater resources could allow them to better withstand industry downturns and to compete more effectively on the basis of technology, geographic scope and retained skilled personnel. We believe the principal competitive factors in the market areas we serve are price, equipment quality, supply chains, balance sheet strength and financial condition, product and service quality, safety record, availability of crews and equipment and technical proficiency. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services or expand into service areas where we operate. Competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our results of operations, financial condition and prospects. Significant increases in overall market capacity have previously caused price competition and led to lower pricing and utilization levels for our services.
The competitive environment has intensified since late 2014 as a result of the industry downturn and oversupply of oilfield services. We have seen substantial reductions in the prices we can charge for our services based on reduced demand and resulting overcapacity. Any significant future increase in overall market capacity for completion services could adversely affect our business and results of operations.
New technology may cause us to become less competitive.
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. Although we believe our equipment and processes currently give us a competitive advantage, as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement all new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition, prospects or results of operations.
Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
Our hydraulic fracturing fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. For example, from April 1, 2016 to December 31, 2016, we commissioned seven hydraulic fracturing fleets to service customers at a total cost of approximately $11.0 million, including capital expenditures. Based on current component and labor costs, we believe that our remaining inactive hydraulic fracturing fleets can be made operational at a cost of less than $2.0 million per fleet. However, the costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs to make our remaining active fleets operational. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our hydraulic fracturing fleets and other completion service related equipment and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase the cost to make our inactive fleets operational.
We are dependent on a few customers in a single industry. The loss of one or more significant customers could adversely affect our financial condition, prospects and results of operations.
Our customers are engaged in the oil and natural gas E&P business in the U.S. Historically, we have been dependent upon a few customers for a significant portion of our revenues. For the year ended December 31, 2016, our top three customers, Shell Exploration & Production, XTO Energy and Seneca Resources Corporation, collectively accounted for approximately 48% of total revenues. For the year ended December 31, 2015, our top four customers, EQT Production Company, Shell Exploration & Production, XTO Energy and Southwestern Energy Company, collectively accounted for approximately 90% of total revenues.
Our business, financial condition, prospects and results of operations could be materially adversely affected if one or more of our significant customers ceases to engage us for our services on favorable terms or at all or fails to pay or delays in paying us significant amounts of our outstanding receivables. Although we do have contracts for multiple projects with certain of our customers, most of our services are provided on a project-by-project basis.
Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, prospects and results of operations.
We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the domestic E&P industry which, as described above, is subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, prospects and/or results of operations.
Our commitments under supply agreements could exceed our requirements, and our reliance on suppliers exposes us to risks including price, timing of delivery and quality of products and services upon which our business relies.
We have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. If demand for our hydraulic fracturing services decreases from current levels, demand for the raw materials and products we supply as part of these services will also decrease. If demand decreases enough, we could have contractual minimum commitments that exceed the required amount of goods we need to supply to our customers. In this instance, we could be required to purchase goods that we do not have a present need for, pay for goods that we do not take delivery of or pay prices in excess of market prices at the time of purchase. Additionally, our reliance on outside suppliers for some of the key materials and equipment we use in providing our services involves risks, including limited control over the price, timely delivery and quality of such materials or equipment.
Unexpected and immediate changes in the availability and pricing of raw materials, or the loss of or interruption in operations of one or more of our suppliers, could have a material adverse effect on our results of operations, prospects and financial condition.
Raw materials essential to our business are normally readily available. However, high levels of demand for raw materials, such as gels, guar, proppant and hydrochloric acid, have triggered constraints in the supply chain of those raw materials and could dramatically increase the prices of such raw materials. For example, during 2012, companies in our industry experienced a shortage of guar, which is a key ingredient in fracturing fluids. This shortage resulted in an unexpected and immediate increase in the price of guar. During 2008, our industry faced sporadic proppant shortages requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of raw materials.
The proppant market is a highly competitive and volatile part of the supply chain on which our industry depends.
Although the scarcity of proppant and chemicals at various periods between 2011 and 2014 has largely been reversed as a result of increased manufacturing efficiency, expanded capacity and decreased demand, the proppant market remains highly competitive and relatively volatile. An increase in the cost of proppant as a result of increased demand or a decrease in the number of proppant providers as a result of consolidation could increase our cost of an essential raw material in hydraulic stimulation and have a material adverse effect on our business, operations, prospects and financial condition.
We may record losses or impairment charges related to idle assets or assets that we sell.
Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. These events could result in the recognition of impairment charges that increase our net loss. Prior to our acquisition of the Acquired Trican Operations, Trican recorded significant impairment charges, and we may record significant impairment charges in the future. Significant impairment charges as a result of a decline in market conditions or otherwise could have a material adverse effect on our results of operations in future periods.
Competition among oilfield service and equipment providers is affected by each provider’s reputation for safety and quality.
Our activities are subject to a wide range of national, state and local occupational health and safety laws and regulations. In addition, customers maintain their own compliance and reporting requirements. Failure to comply with these health and safety laws and regulations, or failure to comply with our customers’ compliance or reporting requirements, could tarnish our reputation for safety and quality and have a material adverse effect on our competitive position.
Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects and results of operations.
We are subject to federal, state and local laws and regulations regarding issues of health, safety and protection of the environment. Under these laws and regulations, we may become liable for penalties, damages or costs of remediation or other corrective measures. Any changes in laws or government regulations could increase our costs of doing business.
Our operations are subject to stringent federal, state, local and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, greenhouse gasses, nonattainment areas, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services, thereby possibly having a material adverse impact on our financial condition.
If we do not perform in accordance with government, industry, customer or our own health, safety and environmental standards, we could lose business from our customers, many of whom have an increased focus on environmental and safety issues.
We are subject to the EPA, U.S. Department of Transportation, U.S. Nuclear Regulation Commission, OSHA and state regulatory agencies that regulate operations to prevent air, soil and water pollution. The energy extraction sector is one of the sectors designated for increased enforcement by the EPA, which will continue to regulate our industry in the years to come, potentially resulting in additional regulations that could have a material adverse impact on our business, prospects or financial condition.
The EPA regulates air emissions from all engines, including off-road diesel engines that are used by us to power equipment in the field. Under these U.S. emission control regulations, we could be limited in the number of certain off-road diesel engines we can purchase. Further, the emission control and fuel quality regulations could result in increased costs.
Laws and regulations protecting the environment generally have become more stringent over time, and we expect them to continue to do so. This could lead to material increases in our costs, and liability exposure, for future environmental compliance and remediation. Additionally, if we expand the size or scope of our operations, we could be subject to existing regulations that are more stringent than the requirements under which we are currently allowed to operate or require additional authorizations to continue operations. Compliance with this additional regulatory burden could increase our operating or other costs.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could prohibit, restrict or limit hydraulic fracturing operations, could increase our operating costs or could result in the disclosure of proprietary information resulting in competitive harm.
During recent sessions of the U.S. Congress, several pieces of legislation were introduced in the U.S. Senate and House of Representatives for the purpose of amending environmental laws such as the Clean Air Act, the SDWA and the Toxic Substance Control Act with respect to activities associated with extraction and energy production industries, especially the oil and gas industry. Furthermore, various items of legislation and rulemaking have been proposed that would regulate or prevent federal regulation of hydraulic fracturing on federally owned land. Proposed rulemaking from the EPA and OSHA, such as the proposed regulation relating to respirable silica sand, could increase our regulatory requirements, which could increase our costs of compliance or increase the costs of our services, thereby possibly having a material adverse impact on our business and results of operations.
If the EPA or another federal or state-level agency asserts jurisdiction over certain aspects of hydraulic fracturing operations, an additional level of regulation established at the federal or state level could lead to operational delays and increase our costs. The EPA recently issued a study of the potential impacts of hydraulic fracturing on drinking water and groundwater. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances, and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Many regulatory and legislative bodies routinely evaluate the adequacy and effectiveness of laws and regulations affecting the oil and gas industry. As a result, state legislatures, state regulatory agencies and local municipalities may consider legislation, regulations or ordinances, respectively, that could affect all aspects of the oil and natural gas industry and occasionally take action to restrict or further regulate hydraulic fracturing operations. At this time, it is not possible to estimate the potential impact on our business of these state and municipal actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. Compliance, stricter regulations or the consequences of any failure to comply by us could have a material adverse effect on our business, financial condition, prospects and results of operations.
Many states in which we operate require the disclosure of some or all of the chemicals used in our hydraulic fracturing operations. Certain aspects of one or more of these chemicals may be considered proprietary by us or our chemical suppliers. Disclosure of our proprietary chemical information to third parties or to the public, even if inadvertent, could diminish the value of our trade secrets or those of our chemical suppliers and could result in competitive harm to us, which could have an adverse impact on our business, financial condition, prospects and results of operations.
We are also aware that some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York and Vermont have banned or are in the process of banning the use of high volume hydraulic fracturing. Alternatively, some municipalities are or have considered zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects and results of operations if such additional permitting requirements are imposed upon our industry. Additionally, our business could be affected by a moratorium or increased regulation of companies in our supply chain, such as sand mining by our proppant suppliers, which could limit our access to supplies and increase the costs of our raw materials. At this time, it is not possible to estimate how these various restrictions could affect our ongoing operations. For more information, see “Item 1. Business—Environmental Regulation.”
Existing or future laws and regulations related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture and use of carbon dioxide that could have a material adverse effect on our business, results of operations, prospects and financial condition.
Changes in environmental requirements related to greenhouse gases and climate change may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. Federal, state and local agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration and use of carbon dioxide that could have a material adverse effect on our business, results of operations, prospects and financial condition.
We use intellectual property relating to hydraulic fracturing fluids and electronic pump control which is subject to non-exclusive license arrangements and may be licensed to our competitors, which could adversely affect our business.
Trican has licensed our use of certain of its hydraulic fracturing fluids and electronic pump control technology under non-exclusive agreements. Accordingly, Trican has the right to license the same technologies and fracturing fluids that we use in our operations to our competitors, which could adversely affect our business. The rights obtained under this license may be shared with others who have been granted a similar non-exclusive license. As a result, the non-exclusive nature of this license may lead to conflicts between us and others granted similar rights.
If we are unable to fully protect our intellectual property rights, we may suffer a loss in our competitive advantage or market share.
We do not have patents or patent applications relating to many of our key processes and technology. If we are not able to maintain the confidentiality of our trade secrets, or if our competitors are able to replicate our technology or services, our competitive advantage would be diminished. We also cannot assure you that any patents we may obtain in the future would provide us with any significant commercial benefit or would allow us to prevent our competitors from employing comparable technologies or processes.
We may be subject to interruptions or failures in our information technology systems.
We rely on sophisticated information technology systems and infrastructure to support our business, including process control technology. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches, or similar events. The failure of any of our information technology systems may cause disruptions in our operations, which could adversely affect our sales and profitability.
Changes in transportation regulations may increase our costs and negatively impact our results of operations.
We are subject to various transportation regulations including as a motor carrier by the U.S. Department of Transportation and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
We may be unable to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers.
The delivery of our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility in the energy service industry and the demanding nature of the work, workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to further expand our operations according to geographic demand for our services depends in part on our ability to relocate or increase the size of our skilled labor force. The demand for skilled workers in our areas of operations can be high, the supply may be limited and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Further, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wage rates. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
We depend heavily on the efforts of executive officers, managers and other key employees to manage our operations. The unexpected loss or unavailability of key members of management or technical personnel may have a material adverse effect on our business, financial condition, prospects or results of operations.
We may be unable to maintain key employees, technical personnel and other skilled or qualified workers due to immigration enforcement action or related loss.
We require full compliance with the Immigration Reform and Control Act of 1986 and other laws concerning immigration and the hiring of legally documented workers. We recognize that foreign nationals may be a valuable source of talent, but that not all foreign nationals are authorized to work for U.S. companies immediately. In some cases, it may be necessary to obtain a required work authorization from the U.S. Department of Homeland Security or similar government agency prior to a foreign national working as an employee for us. Although we do not know of any issues with our employees, we could lose an employee or be subject to an enforcement action that may have a material adverse effect on our business, financial condition, prospects or results of operations.
Adverse weather conditions could impact demand for our services or materially impact our costs.
Our business could be materially adversely affected by adverse weather conditions. For example, unusually warm winters could adversely affect the demand for our services by decreasing the demand for natural gas or unusually cold winters could adversely affect our ability to perform our services, for example, due to delays in the delivery of products that we need to provide our services. Our operations in arid regions can be affected by droughts and limited access to water used in our hydraulic fracturing operations. Adverse weather can also directly impede our own operations. Repercussions of adverse weather conditions may include:

•    curtailment of services;
•    weather-related damage to facilities and equipment, resulting in delays in operations;

•	inability to deliver equipment, personnel and products to job sites in accordance with contract schedules; and
•    loss of productivity.
A terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts and other armed conflicts involving the United States could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations. We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if wells, operations sites or other related facilities are direct targets or indirect casualties of an act of terror or war. Such activities could reduce the overall demand for oil and gas, which, in turn, could also reduce the demand for our products and services. Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.
Delays in obtaining, or inability to obtain or renew, permits or authorizations by our customers for their operations or by us for our operations could impair our business.
In most states, our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies, but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, such as New York State and within the jurisdiction of the Delaware River Basin Commission, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, financial condition, prospects or results of operations.
We are also required to obtain federal, state, local and/or third-party permits and authorizations in some jurisdictions in connection with our wireline services. These permits, when required, impose certain conditions on our operations. Any changes in these requirements could have a material adverse effect on our business, financial condition, prospects and results of operations.
We may not be successful in identifying and making acquisitions.
Part of our strategy to expand our geographic scope and customer relationships, increase our access to technology and to grow our business is dependent on our ability to make acquisitions that result in accretive revenues and earnings. We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:
•    failure to identify attractive targets;

•
incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•    failure to obtain financing on acceptable terms or at all;

•    restrictions in our debt agreements;
•    failure to successfully integrate the operations or management of any acquired operations or assets;
•    failure to retain or attract key employees; and
•    diversion of management’s attention from existing operations or other priorities.
Our acquisition strategy requires that we successfully integrate acquired companies into our business practices as well as our procurement, management and enterprise-wide information technology systems. We may not be successful in implementing our business practices at acquired companies, and our acquisitions could face difficulty in transitioning from their previous information technology systems to our own. Furthermore, unexpected costs and challenges may arise whenever businesses with different operations of management are combined. Any such difficulties, or increased costs associated with such integration, could affect our business, financial performance and operations.
If we are unable to identify, complete and integrate acquisitions, it could have a material adverse effect on our growth strategy, business, financial condition, prospects and results of operations.
Integrating acquisitions may be time-consuming and create costs that could reduce our net income and cash flows.
Part of our strategy includes pursuing acquisitions that we believe will be accretive to our business. If we consummate an acquisition, the process of integrating the acquired business may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including, but not limited to:
•    a failure of our due diligence process to identify significant risks or issues;
•    the loss of customers of the acquired company or our company;
•    negative impact on the brands or banners of the acquired company or our company;
•    a failure to maintain or improve the quality of customer service;
•    difficulties assimilating the operations and personnel of the acquired company;
•    our inability to retain key personnel of the acquired company;
•    the incurrence of unexpected expenses and working capital requirements;
•    our inability to achieve the financial and strategic goals, including synergies, for the combined businesses;
•    difficulty in maintaining internal controls, procedures and policies;
•    mistaken assumptions about the overall costs of equity or debt; and
•    unforeseen difficulties operating in new product areas or new geographic areas.
Any of the foregoing obstacles, or a combination of them, could decrease gross profit margins or increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our net income and cash flows.
We may not be able to consummate acquisitions in the future on terms acceptable to us, or at all. In addition, future acquisitions are accompanied by the risk that the obligations and liabilities of an acquired company may not be adequately reflected in the historical financial statements of that company and the risk that those historical financial statements may be based on assumptions which are incorrect or inconsistent with our assumptions or approach to accounting policies. Any of these material obligations, liabilities or incorrect or inconsistent assumptions could adversely impact our results of operations, prospects and financial condition.

Our historical financial statements may not be indicative of future performance.
In light of the Trican transaction completed in March 2016, our operating results only reflect the impact of the acquisition for dates after the closing of the transaction, and, therefore, comparisons with prior periods are difficult. As a result, our limited historical financial performance as the owner of the Acquired Trican Operations may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability.
Furthermore, as a result of the implementation of new business initiatives and strategies following the completion of the Trican transaction, our historical results of operations are not necessarily indicative of our ongoing operations and the operating results to be expected in the future.
Risks Related to Owning Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have a significant amount of indebtedness. As of December 31, 2016, on an as adjusted basis after giving effect to the application of the use of our net proceeds received upon completion of the IPO on January 25, 2017, we had $138.8 million of debt outstanding (not including capital lease obligations).

Our substantial indebtedness could have important consequences to you. For example, it could:

•	adversely affect the market price of our common stock;

•	increase our vulnerability to interest rate increases and general adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
limit our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, we cannot assure you that we will be able to refinance any of our debt or that we will be able to refinance our debt on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

•	sales of assets;

•	sales of equity; or

•	negotiations with our lenders to restructure the applicable debt.

Our debt instruments may restrict, or market or business conditions may limit, our ability to use some of our options.

Despite our significant indebtedness levels, we may still be able to incur additional debt, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the credit agreements that govern the New ABL Facility and the New Term Loan Facility (together with the New ABL Facility, the “Senior Secured Debt Facilities”) permit us to incur additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Principal Debt Agreements.”

The agreements governing our indebtedness contain operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.

The agreements governing our indebtedness contain certain operating covenants and other restrictions relating to, among other things, limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, dividends and other restricted payments, repurchase of shares of capital stock and options to purchase shares of capital stock and certain transactions with affiliates. In addition, our Senior Secured Debt Facilities include certain financial covenants.

The restrictions in the agreements governing our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.

Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness, the pricing of our products, our success at implementing cost reduction initiatives, our ability to successfully implement our overall business strategy or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the agreements that govern these facilities that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations could proceed against the collateral securing these obligations. The collateral includes the capital stock of our domestic subsidiaries and substantially all of our and our subsidiaries’ other tangible and intangible assets, subject in each case to certain exceptions. This could have serious consequences on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent. In addition, these covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our business and stockholders.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Principal Debt Agreements” for additional information.

Increases in interest rates could negatively affect our financing costs and our ability to access capital.

We have exposure to future interest rates based on the variable rate debt under the Senior Secured Debt Facilities and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures and working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and through the use of various committed lines of credit. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.

Risks Related to Owning Our Common Stock
Keane Investor and our Sponsor control us and may have conflicts of interest with other stockholders in the future.
Keane Investor controls approximately 70% of our common stock. As a result, Keane Investor is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Seven of our 11 directors are employees of, appointees of, or advisors to, members of Cerberus, as described under “Item 10. Directors, Officers and Corporate Governance.” Cerberus, through Keane Investor, will also have sufficient voting power to amend our organizational documents. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock through Keane Investor, Cerberus will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
We are restricted from competing with Trican in the oilfield services business in Canada, which may adversely affect our access to, or our ability to expand within, the Canadian market.
We agreed to a non-competition provision with Trican as part our acquisition of the Acquired Trican Operations, pursuant to which, subject to certain limited exceptions, we may not compete, directly or indirectly, with Trican in Canada in the oilfield services business through March 16, 2018. Subject to certain limited exceptions, we also may not own an interest in any entity that competes directly or indirectly with Trican in Canada, other than with respect to any industrial services or completion tools business or certain interests in companies with limited revenues derived from Canadian operations. These restrictions may adversely affect our access to or ability to expand within the Canadian market. Additionally, Trican has an ownership interest in Keane Investor, and conflicts of interest may therefore arise between Trican and our other shareholders relating to opportunities to enter into or expand within the Canadian oilfield business.
We will incur increased costs as a result of being a publicly traded company.
As a public company, we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and related rules implemented by the Securities and Exchange Commission (“SEC”). We will incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Keane Investor controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE rules. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•    the requirement that a majority of the board of directors consist of independent directors;
•    the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•    the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•    the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We currently utilize, and intend to continue to utilize these exemptions. As a result, we do not have a majority of independent directors nor do our nominating and corporate governance and compensation committees consist entirely of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
As a company with less than $1.0 billion in revenue during fiscal 2016, we qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include:
•    we are not required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•    we are not required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•    we are not required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and “say-on-golden parachutes”; and
•    we are not required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the completion of the IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates as of June 30, 2017, or issue more than $1.0 billion of non-convertible debt over a three-year period.
The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.
We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.
Provisions in our charter documents, certain agreements governing our indebtedness, the Stockholders’ Agreement and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Provisions in our certificate of incorporation and our bylaws, may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, possibly depressing the market price of our common stock.
In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions are as follows:
•    from and after such date that Keane Investor and its respective Affiliates (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), or any person who is an express assignee or designee of Keane Investor’s respective rights under our certificate of incorporation (and such assignee’s or designee’s Affiliates) (of these entities, the entity that is the beneficial owner of the largest number of shares is referred to as the “Designated Controlling Stockholder”) ceases to own, in the aggregate, at least 50% of the then-outstanding shares of our common stock (the “50% Trigger Date”), the authorized number of our directors may be increased or decreased only by the affirmative vote of two-thirds of the then-outstanding shares of our common stock or by resolution of our board of directors;
•    prior to the 50% Trigger Date, only our board of directors and the Designated Controlling Stockholder are expressly authorized to make, alter or repeal our bylaws and, from and after the 50% Trigger Date, our stockholders may only amend our bylaws with the approval of at least two-thirds of all of the outstanding shares of our capital stock entitled to vote;
•    from and after the 50% Trigger Date, the manner in which stockholders can remove directors from the board will be limited;
•    from and after the 50% Trigger Date, stockholder actions must be effected at a duly called stockholder meeting and actions by our stockholders by written consent will be prohibited;
•    from and after such date that Keane Investor and its respective Affiliates (or any person who is an express assignee or designee of Keane Investor’s respective rights under our certificate of incorporation (and such assignee’s or designee’s Affiliates)) ceases to own, in the aggregate, at least 35% of the then-outstanding shares of our common stock (the “35% Trigger Date”), advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors will be established;
•    limits on who may call stockholder meetings;
•    requirements on any stockholder (or group of stockholders acting in concert), other than, prior to the 35% Trigger Date, the Designated Controlling Stockholder, who seeks to transact business at a meeting or nominate directors for election to submit a list of derivative interests in any of our company’s securities, including any short interests and synthetic equity interests held by such proposing stockholder;
•    requirements on any stockholder (or group of stockholders acting in concert) who seeks to nominate directors for election to submit a list of “related party transactions” with the proposed nominee(s) (as if such nominating person were a registrant pursuant to Item 404 of Regulation S-K, and the proposed nominee was an executive officer or director of the “registrant”); and
•    our board of directors is authorized to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.
Our certificate of incorporation authorizes our board of directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by our board of directors at the time of issuance or fixed by resolution without further action by the stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of preferred stock could diminish the rights of holders of our common stock, and, therefore, could reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.
In addition, under the agreements governing the Senior Secured Debt Facilities, a change in control may lead the lenders and/or holders to exercise remedies such as acceleration of the obligations thereunder, termination of their commitments to fund additional advances and collection against the collateral securing such obligations.
Pursuant to a limited liability company agreement entered into by Cerberus and certain other entities and individuals who agreed to co-invest with Cerberus through Keane Investor (the “Keane Investor LLC Agreement”), such appointees shall be selected by Keane Investor’s board of managers so long as Keane is a controlled company under the applicable rules of the NYSE. See “Item 13. Certain Relationships and Related-Party Transactions and Director Independence—Keane Investor Limited Liability Company Agreement.”
The Stockholders’ Agreement provides that, except as otherwise required by applicable law, from the date on which (a) Keane is no longer a controlled company under the applicable rules of the NYSE but prior to the 35% Trigger Date, Keane Investor has the right to designate a number of individuals who satisfy the Director Requirements (as defined herein) equal to one director fewer than 50% of our board of directors at any time and shall cause its directors appointed to our board of directors to vote in favor of maintaining an 11-person board of directors unless the management board of Keane Investor otherwise agrees by the affirmative vote of 80% of the management board of Keane Investor; (b) a Holder (as defined herein) has beneficial ownership of at least 20% but less than 35% of our outstanding common stock, the Holder will have the right to designate a number of individuals who satisfy the Director Requirements equal to the greater of three or 25% of the size of our board of directors at any time (rounded up to the next whole number); (c) a Holder has beneficial ownership of at least 15% but less than 20% of our outstanding common stock, the Holder will have the right to designate the greater of two or 15% of the size of our board of directors at any time (rounded up to the next whole number); and (d) a Holder has beneficial ownership of at least 10% but less than 15% of our outstanding common stock, it will have the right to designate one individual who satisfies the Director Requirements. The ability of Keane Investor or a Holder to appoint one or more directors could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our certificate of incorporation and bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), our certificate of incorporation or our bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, prospects or results of operations.
If a substantial number of shares becomes available for sale and are sold in a short period of time, the market price of our common stock could decline and our stockholders may be diluted.
If our Existing Owners sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that our Existing Owners might sell shares of common stock could also create a perceived overhang and depress our market price. We have 103,128,019 shares of common stock outstanding of which 72,239,439 shares are held by our Existing Owners through our current principal stockholder, Keane Investor. Prior to the IPO, we and our Existing Owners agreed with the underwriters to a “lock-up” period, meaning that such parties may not, subject to certain exceptions, sell any of their existing shares of our common stock without the prior written consent of representatives of the underwriters for at least 180 days after January 19, 2017. Pursuant to the lock-up agreement, among other exceptions, we may enter into an agreement providing for the issuance of our common stock in connection with the acquisition, merger or joint venture with another publicly traded entity during the 180-day restricted period after January 19, 2017. In addition, all of our Existing Owners will be subject to the holding period requirement of Rule 144 under the Securities Act (“Rule 144”). When the lock-up agreements expire, these shares will become eligible for sale, in some cases subject to the requirements of Rule 144.
In addition, our Existing Owners, through Keane Investor, will have substantial demand and incidental registration rights, as described in “Item 13. Certain Relationships and Related–Party Transactions and Director Independence–Stockholders’ Agreement.” The market price for shares of our common stock may drop when the restrictions on resale by our Existing Owners lapse.
Any sale of additional common stock by our Existing Owners in the public market may result in additional dilution to our stockholders.
Because we do not intend to pay dividends for the foreseeable future, our stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.
We do not intend to pay dividends for the foreseeable future, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our board of directors may, in its discretion, modify or repeal our dividend policy. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.
In addition, we are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments. Our subsidiaries’ ability to pay dividends is restricted by agreements governing their debt instruments, and may be restricted by agreements governing any of our subsidiaries’ future indebtedness. Furthermore, our subsidiaries are permitted under the terms of their debt agreements to incur additional indebtedness that may severely restrict or prohibit the payment of dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”
Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

We have 396,871,981 shares of common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,734,601 shares of our common stock for awards that may be issued under our Equity and Incentive Award Plan. Any common stock that we issue, including under our Equity and Incentive Award Plan or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.

In the future, we may also issue our securities, including shares of our common stock, in connection with investments or acquisitions. We regularly evaluate potential acquisition opportunities, including ones that would be significant to us, and we are currently participating in processes regarding several potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions, and none are currently probable, but any pending transaction could be entered into as soon as shortly after the filing of this Annual Report on Form 10-K. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
Our principal properties include our corporate headquarters, district offices, sales offices and our engineering and technology facility, as well as the hydraulic fracturing units and other equipment and vehicles operating out of these facilities. We believe our facilities are in good condition and suitable for our current operations. Below is a table detailing our properties in the United States as of December 31, 2016:

Location	Own/ Lease	Purpose	Service	Active/ Idle	Size (sqft/acres)

Houston, TX	Lease	Executive / Finance	N/A	Active	9,998 sqft
Houston, TX	Lease	Executive / Finance	N/A	Active	27,700 sqft
Houston, TX	Lease	Executive / Finance	N/A	Active	2,414 sqft
Oklahoma City, OK	Lease	Sales Office	Sales	Idle	3,366 sqft
Denver, CO	Lease	Sales Office	Sales	Active	2,377 sqft
Pittsburgh, PA	Lease	Sales Office	Sales	Active	2,300 sqft
Pittsburgh, PA	Lease	Sales Office	Sales	Idle	3,900 sqft
The Woodlands, TX	Lease	Engineering & Technology	N/A	Active	23,040 sqft
Mansfield, PA	Own	Field Operations	Hydraulic Fracturing, Wireline	Active	30,200 sqft/77.0 acres
Odessa, TX	Own	Field Operations	Hydraulic Fracturing, Wireline, Coiled Tubing	Active	97,006 sqft/40.0 acres
Mill Hall, PA	Lease	Field Operations	Hydraulic Fracturing, Wireline, Coiled Tubing	Active	64,000 sqft/8.2 acres
Monessen, PA	Lease	Field Operations	Hydraulic Fracturing	Idle	78,220 sqft/7.9 Acres
New Stanton, PA	Lease	Field Operations	Hydraulic Fracturing, Wireline	Active	20,126 sqft/7.5 Acres
Williston, ND	Lease	Field Operations	Hydraulic Fracturing, Wireline	Active	25,000 sqft/7.0 Acres
Mathis, TX	Own	Field Operations	Hydraulic Fracturing, Coiled Tubing	Active	66,725 sqft/47.4 acres
Springtown, TX	Own	Field Operations	Hydraulic Fracturing	Active	29,855 sqft/14.7 acres
Shawnee, OK	Own	Field Operations	Hydraulic Fracturing	Active	39,100 sqft/56.1 acres
Searcy, AR	Own	Field Operations	Hydraulic Fracturing	Idle	33,190 sqft/10.2 acres
Woodward, OK	Own	Field Operations	Hydraulic Fracturing	Idle	33,273 sqft/24.2 acres
Roanoke, TX	Lease	Warehouse	Hydraulic Fracturing, Wireline, Coiled Tubing	Active	49,500 sqft

Item 3. Legal Proceedings
Legal Proceedings
Due to the nature of our business, we are, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims, claims alleging failure to comply with the overtime provisions of the FLSA and other employment-related disputes. Some of these suits purport or may be determined to be class or collective actions and/or seek substantial damages. It is our management’s opinion that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability of these and other matters, including any punitive or liquidated damages, will not have a material adverse effect individually or in the aggregate on our financial condition, cash flows or results of operations; however, there can be no assurance as to the ultimate outcome of these matters.
On November 4, 2016, a former employee of Keane filed a complaint for a proposed class or collective action in the United States District Court for the Western District of Pennsylvania entitled Meals v. Keane Frac GP, LLC, et al., alleging that certain field professionals were not properly classified under the Fair Labor Standards Act (“FLSA”) and Pennsylvania law. We filed our answer on November 30, 2016 denying the material allegations of the complaint, and on March 16, 2017 plaintiff filed a motion for conditional certification of a collective action. On December 27, 2016, two former employees filed a complaint for a proposed class or collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the FLSA and Pennsylvania law. We filed our answer on February 3, 2017 denying the material allegations of the complaint. We are currently unable to estimate the range of loss, if any, that may result from these matters.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

References Within This Annual Report
As used in Part II of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our IPO, and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; and (vi) the terms “Sponsor” or “Cerberus” refer to Cerberus Capital Management, L.P. and its respective controlled affiliates and investment funds.
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
On January 25, 2017, we consummated an initial public offering of our common stock at a price of $19.00 per share. Our common stock is traded on the New York Stock Exchange under the symbol “FRAC.” Prior to that time, there was no public market for our stock. As a result we have not set forth quarterly information with respect to the high and low prices for our common stock for the two most recent fiscal years. From January 20, 2017, our first day of trading on NYSE, to March 17, 2017, the high and low prices for our common stock were $22.93 and $14.49, respectively.
Holders
As of February 28, 2017, there were three shareholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
Dividends
We do not intend to pay dividends for the foreseeable future. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our board of directors deems relevant. Our board of directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.
The ability of our board of directors to declare a dividend is also subject to limits imposed by Delaware corporate law. Under Delaware law, our board of directors and the boards of directors of our corporate subsidiaries incorporated in Delaware may declare dividends only to the extent of our “surplus,” which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Use of Proceeds From Registered Securities
On January 19, 2017, our Registration Statement on Form S-1 (File No. 333-215079) was declared effective by the SEC for our IPO pursuant to which 15,700,000 shares were registered and sold by us and 15,074,000 shares were registered by us and sold by the selling stockholder (including 4,014,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option), at a price of $19.00 per share. Citigroup Global Markets Inc., Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC acted as joint book-running managers for our IPO. Wells Fargo Securities, LLC, Piper Jaffray & Co. and Houlihan Lokey Capital, Inc. acted as senior co-managers for our IPO. Guggenheim Securities, LLC, Scotia Capital (USA) Inc. and Stephens Inc. acted as co-managers for our IPO. We received $260.3 million in net proceeds after deducting $19.4 million of underwriting discounts and commissions associated with the shares sold by us and $18.6 million of underwriting discounts and commissions payable by us associated with the shares sold by the selling stockholder, excluding approximately $4.5 million in offering expenses payable by us with respect to the shares sold by us and the selling stockholder. We did not receive any of the proceeds from the sale of shares of common stock sold by the selling stockholder.
The net proceeds were used to (i) fully repay our existing balance of approximately $99 million under our 2016 Term Loan Facility, and, in addition, approximately $13.8 million of prepayment premium related to such repayment and (ii) repay $50.0 million of our Notes, and, in addition, approximately $0.5 million of prepayment premium related to such repayment. The remaining $97.0 million is to be used for general corporate purposes.

Recent Sales of Unregistered Securities
Set forth below is information regarding all unregistered securities sold, issued or granted by us within the past three years.

On May 1, 2016, October 1, 2016, October 24, 2016 and November 7, 2016, Keane Group granted 1,176.47, 6,470.6, 2,352.94 and 5,294.12 Class B Units, respectively, to Keane Management Holdings, LLC pursuant to the Keane Management Holdings LLC Management Incentive Plan. The equity holders of Keane Management Holdings, LLC were certain directors and members of the management team of Keane.

On December 31, 2014 and April 1, 2015, Keane Group granted 3,305.79 and 5,509.65 (in the aggregate) Series 3 Class C Units, respectively, to certain members of management under the Keane Class C Management Incentive Plan. Each Series 3 Class C Unit was generally subject to time- and performance- based vesting.

On April 8, 2014, Keane Group granted 5,509.65 Series 2 Class C Units, in the aggregate, to certain members of the management team under the Keane Class C Management Incentive Plan. Each Series 2 Class C Unit was generally subject to time- and performance- based vesting.

In connection with the acquisition of the Acquired Trican Operations and the consummation of the Trican transaction on March 16, 2016:

(1) Keane Group effected a reclassification of the equity structure of Keane Group such that the original Series 1 Class C Units in existence prior to the Trican transaction were canceled and eliminated and the Class A Units and Class B Units of Keane Group in existence prior to the Trican transaction were reclassified as follows: (a) KG Fracing Acquisition Corp. reclassified 1,000,000.00 old Class A Units into 318,452.46 new Class A Units of Keane Group; (b) SJK Family Limited Partnership, LP reclassified 69,799.50 old Class B Units into 7,627.86 new Class A Units; (c) KCK Family Limited Partnership, LP reclassified 69,799.50 old Class B Units into 7,627.86 new Class A Units; (d) Brian Keane reclassified 199,975.10 old Class B Units into 20,835.38 new Class A Units; (e) Tim Keane reclassified 199,975.10 old Class B Units into 20,835.38 new Class A Units; and (f) KSD Newco Corp. reclassified 460,450.80 old Class B Units into 47,974.30 new Class A Units.
(2) Keane Group entered into contribution and exchange agreements whereby, in connection with certain member loans made to Keane Group on December 23, 2014: (a) KG Fracing Acquisition Corp. contributed all of its right, title and interest in and to such member loan (other than accrued but unpaid interest, which was canceled and forgiven) made by KG Fracing Acquisition Corp. to Keane Group in the amount of $15,000,000 in exchange for 31,101.45 Class A Units; (b) KCK Family Limited Partnership, LP contributed all of its right, title and interest in and to such member loan (other than accrued but unpaid interest, which was canceled and forgiven) made by KCK Family Limited Partnership, LP to Keane Group in the amount of $2,500,000 in exchange for 5,183.57 Class A Units; and (c) SJK Family Limited Partnership, LP contributed all of its right, title and interest in and to such member loan (other than accrued but unpaid interest, which was canceled and forgiven) made by SJK Family Limited Partnership, LP to Keane Group in the amount of $2,500,000 in exchange for 5,183.57 Class A Units.
(3)Keane Group issued and sold Class A Units for an aggregate purchase price of $246,777,777.78 as follows: (a) 176,899.66 Class A Units to KG Fracing Acquisition Corp.; (b) 236,900.83 Class A Units to KGH Investor Holdings, LLC; (c) 10,688.84 Class A Units to KCK Family Limited Partnership, LP; and (d) 10,688.84 Class A Units to SJK Family Limited Partnership, LP.
(4)Keane Group issued 100,000 Class A Units and 294,117.65 Class C Units to Trican Well Service, L.P.
(5)Except to the extent the Series 2 or Series 3 Class C Units were canceled, the holders of the Series 2 Class C Units and Series 3 Class C Units contributed such Class C Units to Keane Management Holdings LLC in exchange for interests in Keane Management Holdings LLC pursuant to the Keane Management Holdings LLC Management Incentive Plan. Keane Management Holdings LLC was issued 85,882.35 Class B Units in Keane.

Any proceeds received from the transactions described above were used for the Trican transaction and the general working capital of the business.

As part of our IPO-related corporate reorganization, we issued 87,313,439 shares of common stock to Keane Investor, 52,082 shares of common stock to Marc G. R. Edwards, 31,249 shares of common stock to Gary M. Halverson and 31,249 shares of common stock to Elmer D. Reed (with the shares of common stock issued to Messrs. Edwards, Halverson and Reed registered pursuant to our S-8 registration statement filed with the SEC on January 25, 2017).

Unless otherwise stated, the sales and/or granting of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Item 6. Selected Financial Data
The selected financial data for periods prior to the IPO set forth below was derived from the audited consolidated financial statements of Keane Group and should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations” and our audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

	Year ended December 31, 2016(1)	Year ended December 31, 2015	Year ended December 31, 2014
(in thousands of dollars, except per share amounts)
Statement of Operations Data:
Revenue	$420,570	$366,157	$395,834
Costs of services(2)	416,342	306,596	323,718
Depreciation and amortization	100,979	69,547	68,254
Selling, general and administrative expenses	52,768	25,811	25,459
Impairment	185	3,914	11,098
Total operating costs and expenses	570,274	405,868	428,529
Operating loss	(149,704)	(39,711)	(32,695)
Other expense (income), net	(916)	1,481	2,418
Interest expense	38,299	23,450	10,473
Total other expenses	37,383	24,931	12,891
Net loss	$(187,087)	$(64,642)	$(45,586)
Unaudited Pro-forma Per Unit Data(3)
Pro-forma loss per unit - basic and diluted	$(2.14)	$(0.74)	$(0.52)
Weighted average number of units - basic and diluted	87,428	87,428	87,428
Statement of Cash Flows Data:
Cash flows from operating activities	$(54,054)	$37,521	$18,732
Cash flows from investing activities	(227,161)	(26,038)	(138,870)
Cash flows from financing activities	276,633	(10,518)	137,298
Other Financial Data:
Capital expenditures(4)	$229,093	$27,246	$141,393
Adjusted EBITDA(6)	1,921	41,885	59,563
Balance Sheet Data (at end of period):
Total assets	$536,940	$324,795	$418,855
Long-term debt (including current portion) (5)	269,750	207,067	208,688
Total liabilities	374,688	244,635	272,215
Total members’ equity	162,252	80,160	146,640

(1)	Commencing on March 16, 2016, our consolidated financial statements also include the financial position, results of operations and cash flows of the Acquired Trican Operations.

(2)	Excludes depreciation and amortization, shown separately.

(3)
The earnings per unit amounts have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of our Existing Owners’ membership interests for the newly-created ownership interests. The computations of earnings per unit do not consider the 15,700,000 shares of common stock newly-issued by the Company to investors in the IPO.

(4) Capital expenditures for the year ended December 31, 2016 includes $205.5 million of capital expenditures related to Acquired Trican Operations.

(5)	Long-term debt includes $18.4 million of unamortized debt discount and debt issuance costs and excludes capital lease obligations.

(6)
Adjusted EBITDA is a Non-GAAP Measure that provides supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other generally accepted accounting principles (“GAAP”) measures such as net income, operating income and gross profit. This Non-GAAP Measure excludes the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitates review of our operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA provides helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies.

Adjusted EBITDA is defined as earnings (net income (loss)) before interest, income taxes, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing ongoing performance.
Set forth below is a reconciliation of net loss to Adjusted EBITDA:

	(Thousands of Dollars) Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(187,087)	$(64,642)	$(45,586)
Depreciation and amortization	100,979	69,547	68,254
Interest expense, net	38,299	23,450	10,473
Income tax (benefit) expense(a)	(114)	793	366
EBITDA	$(47,923)	$29,148	$33,507
Acquisition, integration, expansion and divestiture costs(b)(c)	37,302	6,272	9,062
Fleet commissioning costs	9,998	—	—
Impairment of assets(d)	185	3,914	11,098
Unit-based compensation(e)	1,985	312	2,417
Changes in value of financial instruments(f)	0	0	2,270
Other(g)	374	2,239	1,209
Adjusted EBITDA	$1,921	$41,885	$59,563

(a)
Income tax (benefit) expense includes add-back for income tax expense related to Canadian operations recorded in selling, general and administrative expenses in the consolidated statement of operations.

(b)
Represents professional fees, integration costs, earn-outs, lease-termination costs, severance, start-up and other costs associated with the Trican transaction and integration and the acquisition of Ultra Tech Frac Services, LLC (the “UTFS Acquisition”), organic growth initiatives, and costs associated with the wind-down of our Canadian operations. For the year ended December 31, 2016, $13.6 million was recorded in costs of services, $23.4 million was recorded in selling, general and administrative expenses and $0.3 million was recorded in other expense, net. For the year ended December 31, 2015, $1.1 million was recorded in costs of services, $3.5 million was recorded in selling, general and administrative expenses and $1.7 million was recorded in other expense, net. For the year ended December 31, 2014, $8.6 million was recorded in costs of services, $0.3 million was recorded in selling, general and administrative expenses and $0.2 million was recorded in other expense, net.

(c)
For the year ended December 31, 2016, $35.0 million was associated with the Trican transaction, $1.7 million was associated with initial public offering-related and other special projects-related costs and the remaining amount was related to severance. For the year ended December 31, 2015, $2.7 million was associated with the wind-down of our Canadian operations, $2.4 million with integration costs and the balance related to startup and severance costs. For the year ended December 31, 2014, $9.0 million was associated with the UTFS Acquisition and integration and hydraulic fracturing repositioning and a nominal amount was allocated to other items.

(d)	Represents non-cash impairment charges with respect to our long-lived assets and intangible assets.

(e)	Represents non-cash amortization of units issued to our employees over the vesting period, net of any forfeitures which are reflected in selling, general and administrative expenses.

(f)	Represents non-cash loss on debt extinguishment.

(g)
Represents legal expenses, consulting costs, development charges, forfeiture of deposit on hydraulic fracturing equipment purchase orders and other miscellaneous charges. For the year ended December 31, 2016, the foregoing was recorded in other expense, net. For the year ended December 31, 2015, $0.2 million was recorded in costs of services and $2.0 million was recorded in other expense, net. For the year ended December 31, 2014, $0.7 million was recorded in selling, general and administrative expenses and $0.5 million was recorded in other expense, net.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included within “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On January 25, 2017, we consummated an IPO of 30,774,000 shares of our common stock, of which 15,700,000 shares were offered by us and 15,074,000 shares were offered by the selling stockholder. To effectuate the IPO, we effected a series of transactions that resulted in a reorganization of our business. Specifically, among other transactions, we effected the Organizational Transactions described under “Item 1. Business—Initial Public Offering and Organizational Transactions.”
The information in this “Management’s Discussion of Analysis of Financial Condition and Results of Operations” reflects the following: (1) as it pertains to periods prior to the completion of the IPO, the accounts of Keane Group; and (2) as it pertains to the periods subsequent to the completion of the IPO, the accounts of Keane.
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “may,” “can,” “will,” “would,” “could,” “should,” the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions, as well as other value-added service offerings. With approximately 944,250 hydraulic horsepower spread across 23 hydraulic fracturing fleets and 23 wireline trucks located in the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and other active oil and gas basins, we provide industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. Our company prides itself on our outstanding employee culture, our efficiency and our ability to meet and exceed the expectations of our customers and communities in which we operate.
We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to well-capitalized E&P customers, with some of the highest quality and safety standards in the industry and long-term development programs that enable us to maximize operational efficiencies and the return on our assets. We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity, and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and engineering center, which is located in The Woodlands, Texas, provides us the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and challenges.
As of December 31, 2016, we had 13 hydraulic fracturing fleets and eight wireline trucks operating in the most active unconventional oil and natural gas basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation and the Bakken Formation. We are one of the largest providers of hydraulic fracturing services in the Permian Basin, the Marcellus Shale/Utica Shale and the Bakken Formation by total hydraulic horsepower deployed.
We believe the demand for our services will increase over the medium and long-term as a result of a number of favorable industry trends. While drilling and completion activity has improved along with a rebound in commodity prices from their lows in early 2016 of $26.19 per barrel (based on the WTI spot price) and $1.49 per mmBtu for natural gas, we believe there are long-term fundamental demand and supply trends that will benefit our company. We believe demand for our services will grow from:
•    increases in customer drilling budgets focused in our core service areas;
•    increases in the percentage of rigs that are drilling horizontal wells;
•    increases in the length of the typical horizontal wellbore;
•    increases in the number of fracture stages in a typical horizontal wellbore; and
•    increases in pad drilling and simultaneous fracturing/wireline operations.
We believe demand and pricing for our services will be further enhanced by a reduction in available hydraulic fracturing equipment as a result of:
•    cannibalization of parked equipment and increased maintenance costs;
•    aging of existing fleets given the limited investment since the industry downturn in late 2014;

•	increased customer focus on well-capitalized, safe and efficient service providers that can meet or exceed their requirements; and
•    reduced access to capital for fleet acquisition, maintenance and deployment.
How We Generate Our Revenues and Evaluate Our Business
We are organized into two reportable segments, consisting of Completion Services, including our hydraulic fracturing and wireline divisions; and Other Services, including our coiled tubing, cementing and drilling divisions. This segmentation is based on the primary end markets we serve, our customer base, the complementary nature of our services, our management structure and the financial information that is reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. We monitor our cost of services using such metrics as cost of operations per stage for divisions in our Completion Services segment and cost of operations per working day for divisions in our Other Services segment.
Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct and indirect cost of services. Cost of services include direct and indirect labor costs, proppant and freight, maintenance of equipment, chemicals, fuel and transportation freight costs, contract services, crew costs and other miscellaneous expenses. Gross margin is calculated by dividing segment gross profit by segment revenue.
The Costs of Conducting Our Business
The principal expenses involved in conducting our completion services are materials and freight, labor costs, the costs of maintaining our equipment and fuel costs.
Our direct labor costs vary with the amount of equipment deployed and the utilization of that equipment. Approximately 81% of our field service employees are paid on an hourly basis. Another key component of labor costs relates to the ongoing training of our field service employees, which improves safety rates and reduces attrition.
Approximately 97% of our direct cost of services is associated with the Completion Services segment, with a majority of those costs relating to our hydraulic fracturing division. We incur significant costs relating to the proppant, chemicals, guar and fuel used in our hydraulic fracturing operations. These costs fluctuate with usage increases in proportion to increases in the number, size and utilization of our fleets, as well as the prices for each material, including delivery costs.
Fiscal 2016 Highlights

•	Ranked as one of the top three providers in major growth basins, the Permian, Marcellus / Utica, SCOOP/STACK and Bakken based on deployed hydraulic horsepower

•
Completed the integration of Trican’s U.S. oilfield service operations seamlessly and expanded our hydraulic fracturing capacity to 23 fleets at December 31, 2016, and achieved cost savings of approximately $80 million

•	Received Shell’s Global Well Services Performance Award, recognizing exceptional performance and customer service in hydraulic fracturing and wireline services

•	Continued strong hiring, retention and training track record

•	Decreased our TRIR and LTIR by approximately 56% and 50%, respectively, from 2015 to 2016

2017 Outlook
As described above, we believe the demand for our services will increase over the medium and long-term as a result of a number of favorable industry trends, including projected increases in demand for oil and natural gas liquids products, projected increases in drilling activity, and projected increases in capital expenditures for drilling and completions in the United States. We are encouraged by the increase in well completion activity we are seeing across our diversified footprint. We also believe that several differentiating attributes will enable our future success, including our high-quality, fit-for-purpose and well maintained equipment, our financial strength and discipline, the scale and flexibility of our supply chain, our ability to offer customized completions solutions and our speed-to-market advantage.
Having deployed two additional fleets in January 2017 and another one in March 2017, we currently have 16 hydraulic fracturing fleets deployed, representing approximately 70% utilization on our 23 total fleets. We were able to see continued improvement in our pricing for new dedicated capacity agreements, which reflected increased leading-edge pricing of approximately 25% sequentially on a gross basis. These factors and general improvement in market conditions lead us to expect sequential revenue increases of between 30% and 40% in the first quarter of 2017.  Offsetting the revenue increases is the recent inflation in input costs, including sand. This inflation will serve as a partial headwind to our profitability, given the lag effect of pricing re-openers on our pressure pumping agreements. However, our agreements with our customers allow us to adjust pricing every three to six months to recover inflation and align contract pricing to market terms. As a result, the inflation in input costs may cause short term margin compression. In addition, we continue to leverage our scale in the market to drive efficiencies on our supply chain and logistics network with increased volume and activity.
Overall, we believe that favorable trends in pricing, our established business model and the operating efficiency we benefit from with our current customers will enable us to generate attractive cash flow from incremental hydraulic fracturing fleet deployment in 2017. As a result, we are prepared to responsibly accelerate the re-activation of our remaining horsepower subject to the availability of our resources and/or the hiring and proper training of our crews.

Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following is a comparison of our results of operations for 2016 compared to 2015. Our results for the year ended December 31, 2016 include the financial and operating results of Keane and the Acquired Trican Operations for the period from March 16, 2016 through December 31, 2016. Results for the period prior to March 16, 2016 reflect the financial and operating results of Keane Group only. Accordingly, comparisons of our results for 2016 to 2015 may not be meaningful.
The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenues		Variance
Description	2016	2015	2016	2015	$	%
Completion Services	$410,854	$363,820	98%	99%	$47,034	13%
Other Services	9,716	2,337	2%	1%	7,379	316%
Revenue	420,570	366,157	100%	100%	54,413	15%
Completion Services	401,891	305,036	96%	83%	96,855	32%
Other Services	14,451	1,560	3%	0%	12,891	826%
Costs of services (excluding depreciation and amortization, shown separately)	416,342	306,596	99%	84%	109,746	36%
Completion Services	8,963	58,784	2%	16%	(49,821)	(85%)
Other Services	(4,735)	777	(1%)	0%	(5,512)	(709%)
Gross profit	4,228	59,561	1%	16%	(55,333)	(93%)
Depreciation and amortization	100,979	69,547	24%	19%	31,432	45%
Selling, general and administrative expenses	52,768	25,811	13%	7%	26,957	104%
Impairment	185	3,914	0%	1%	(3,729)	(95%)
Operating loss	(149,704)	(39,711)	(36%)	(11%)	(109,993)	277%
Other expense (income), net	(916)	1,481	0%	0%	(2,397)	(162%)
Interest expense	38,299	23,450	9%	6%	14,849	63%
Total other expenses	37,383	24,931	9%	7%	12,452	50%
Net loss	$(187,087)	$(64,642)	(44%)	(18%)	$(122,445)	189%

Revenues.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue in 2016 increased by $54.4 million or 15%, to $420.6 million from $366.2 million in 2015. The increase in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $47.0 million, or 13%, to $410.9 million in 2016 from $363.8 million in 2015. This change was primarily attributable to a 100% growth in the number of deployed hydraulic fracturing fleets, as a result of increased utilization of our combined asset base following our acquisition of the Acquired Trican Operations. This increase was offset by a 43% decrease in the revenue per deployed hydraulic fracturing fleet as a result of competitive pricing driven by current market conditions.
Other Services:     Other Services segment revenue increased by $7.4 million, or 316%, to $9.7 million in 2016 from $2.3 million in 2015. The change was primarily attributable to revenues from the coiled tubing and cementing divisions acquired in connection with the Acquired Trican Operations, which contributed $9.7 million of revenue to this segment in 2016. This increase was offset by a $2.3 million reduction in revenues from the drilling division, which was idled in May 2015 as a result of the significant decrease in rig count.
Costs of services.     Costs of services in 2016 increased by $109.7 million, or 36%, when compared to 2015. This increase was driven by higher activity in the Completion Services segment, increased costs in connection with a prolonged completion timeline driven by customer completion delays and increased maintenance costs associated with higher-pressure jobs. In addition, in 2016, we had one-time costs of $23.6 million consisting of acquisition and integration costs of approximately $13.6 million associated with the Acquired Trican Operations and commissioning costs of approximately $10.0 million, including labor and maintenance, to deploy idle hydraulic fracturing fleets and coiled tubing units acquired from Trican. These increases were partially offset by our cost saving initiatives as described below. Costs of services as a percentage of total revenue for in 2016 was 99%, which represented an increase of 15% from 2015. Excluding one-time costs of $23.6 million (described above) and $1.4 million in 2016 and 2015, respectively, total costs of services was $392.7 million and $305.2 million in 2016 and 2015, or 93% and 83% of revenue, respectively, an increase as a percentage of revenue of 10%. Costs of services, as a percentage of total revenue is presented below:

	Year Ended December 31,
Description	2016	2015	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	98%	84%	14%
Other Services	149%	67%	82%
Total cost of services as a percentage of total revenue	99%	84%	15%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $96.9 million or 32%, to $401.9 million in 2016 from $305.0 million in 2015. As a percentage of segment revenue, total cost of services was 98% and 84%, in 2016 and 2015, respectively, an increase as a percentage of revenue of 14%. The increase in segment cost of services was driven by higher activity coupled with longer lateral segments and increased proppant volume and increased maintenance costs associated with higher-pressure jobs. In addition, in 2016, we had one-time costs of $22.5 million consisting of acquisition and integration costs of approximately $13.2 million associated with the Acquired Trican Operations and commissioning costs of approximately $9.3 million, including labor and maintenance, to deploy idle hydraulic fracturing fleets acquired from Trican. These increases were partially offset by cost saving initiatives to drive down supply and material costs through negotiated price concessions from vendors, management of labor costs and our fixed cost structure through facility consolidation and other cost saving initiatives related to shipping and equipment costs. Excluding one-time costs of $22.5 million and $0.9 million in 2016 and 2015, respectively, Completion Services segment costs of services was $379.4 million and $304.2 million in 2016 and 2015, or 92% and 84% of segment revenue, respectively, an increase as a percentage of revenue of 8%.
Other Services:     Other Services segment cost of services increased by $12.9 million to $14.5 million, or 826% in 2016 from $1.6 million in 2015. The increase was primarily attributable to cost of services in connection with the deployment of, and increased headcount related to, our coiled tubing and cementing operations acquired from Trican, which included one-time integration and commissioning costs of $1.1 million. This increase was partially offset by the $0.6 million decrease of cost of services related to the idling of our drilling services in May 2015. We idled our cementing services and coiled tubing division in April 2016 and December 2016, respectively. All associated overhead has been re-allocated to the Completion Services segment or eliminated. Excluding one-time costs of $1.1 million in 2016 described above, and $0.5 million in 2015, Other Services segment costs of services was $13.3 million and $1.1 million in 2016 and 2015, or 137% and 46% of segment revenue, respectively, which is an increase as a percentage of segment revenue of 91%. This increase was a result of unfavorable absorption of fixed costs on low revenue as coiled tubing was a new division acquired as part of the Acquired Trican Operations.
Depreciation and amortization.     Depreciation and amortization expense increased by $31.4 million, or 45%, to $101.0 million in 2016 from $69.5 million in 2015. This increase was primarily attributable to additional depreciation and amortization expense of $42.1 million related to the property and equipment included in the Acquired Trican Operations. This increase was partially offset by a decrease in depreciation expense of Keane’s existing equipment due to some assets becoming fully depreciated and reduced capital expenditures in 2016.
 Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $27.0 million, or 104%, to $52.8 million in 2016 from $25.8 million in 2015. The increase in SG&A expense is related to increased headcount, property taxes and insurance associated with a larger asset base as a result of the Acquired Trican Operations. SG&A as a percentage of total revenue was 13% in 2016 compared with 7% in 2015. Total one-time charges, excluding unit-based compensation, were $23.4 million in 2016 and $3.5 million in 2015, which were primarily related to the acquisition and integration of the Acquired Trican Operations and professional fees incurred in connection with the IPO. These costs were partially offset by a decrease in SG&A expenses of our Canadian subsidiary due to $2.5 million of wind-down costs incurred during 2015, which were no longer recurring during 2016. Excluding one-time costs of $23.4 million and $3.5 million described above, SG&A expense was $29.4 million and $22.3 million in 2016 and 2015, respectively, which represents an increase of 31% primarily driven by the acquisition of the Acquired Trican Operations.
 Impairment.     In 2016, we recognized impairment expense of $0.2 million as a result of our non-compete agreement relating to the drilling business within our Other Services segment, due to the fact that this non-compete was no longer expected to generate any future cash flows. In 2015, we recognized impairment expense of $3.9 million, which was comprised of a $2.4 million impairment on indefinite-lived intangible assets in our Completion Services segment as a result of the loss of certain customer relationships related to our acquisition of Ultra Tech Frac Services, LLC (the “UTFS Acquisition”), a $1.2 million impairment on the trade name of our drilling business in our Other Services segment and a $0.3 million impairment on our drilling rig fleet in our Other Services segment.
 Other expense (income), net.     Other expense (income), net, in 2016 decreased by $2.4 million, or 162% to income of $0.9 million from expense of $1.5 million in 2015. This decrease in was primarily driven by an expense recognized in 2015 related to the forfeiture of a $1.7 million deposit due to the cancellation of a hydraulic fracturing equipment purchase order, which was no longer recurring during 2016.
 Interest expense, net.     Interest expense, net of interest income, increased by $14.8 million, or 63% to $38.3 million in 2016 from $23.5 million in 2015. This increase was primarily attributable to a $4.9 million increase in interest expense on our Notes due to an increase in the interest rate in accordance with the modified terms of the NPA; $7.0 million interest expense incurred on the 2016 Term Loan Facility in connection with the Trican acquisition; $1.8 million of unrealized and realized losses related to an interest rate swap derivative with all changes in its fair value being recognized within other expenses starting from March 2016, which is the date when hedge accounting was discontinued; and a $3.1 million increase in amortization of debt issuance costs and higher commitment fees incurred on the 2016 ABL Facility. These increases were partially offset by $1.7 million decrease in interest expense as a result of the forgiveness of interest on the Related Party Loan on March 16, 2016.
Net income (loss).     Net loss was $187.1 million in 2016 as compared with net loss of $64.6 million in 2015. The increase in net loss is due to the changes in revenues and expenses discussed above. Upon consummation of the IPO, our successor, Keane Group, Inc., became a corporation subject to federal income taxes.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following is a comparison of our results of operations for 2015 compared to 2014.
The following table sets forth selected operating data for the periods indicated:

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenues		Variance
Description	2015	2014	2015	2014	$	%
Completion Services	$363,820	$383,173	99%	97%	$(19,353)	(5%)
Other Services	2,337	12,661	1%	3%	(10,324)	(82%)
Revenue	366,157	395,834	100%	100%	(29,677)	(7%)
Completion Services	305,036	314,783	83%	80%	(9,747)	(3%)
Other Services	1,560	8,935	0%	2%	(7,375)	(83%)
Costs of services (excluding depreciation and amortization, shown separately)	306,596	323,718	84%	82%	(17,122)	(5%)
Completion Services	58,784	68,390	16%	17%	(9,606)	(14%)
Other Services	777	3,726	0%	1%	(2,949)	(79%)
Gross profit	59,561	72,116	16%	18%	(12,555)	(17%)
Depreciation and amortization	69,547	68,254	19%	17%	1,293	2%
Selling, general and administrative expenses	25,811	25,459	7%	6%	352	1%
Impairment	3,914	11,098	1%	3%	(7,184)	(65%)
Operating loss	(39,711)	(32,695)	(11%)	(8%)	(7,016)	21%
Other expense	1,481	2,418	0%	1%	(937)	(39%)
Interest expense	23,450	10,473	6%	3%	12,977	124%
Total other expenses	24,931	12,891	7%	3%	12,040	93%
Net loss	$(64,642)	$(45,586)	(18%)	(12%)	$(19,056)	42%
Revenues.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue in 2015 decreased by $29.7 million, or 7% to $366.2 million from $395.8 million in 2014. The decrease in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue decreased by $19.4 million, or 5% to $363.8 million in 2015 from $383.2 million in 2014. This decline was primarily attributable to a 13% decrease in the revenue per deployed hydraulic fracturing fleet as a result of pricing pressure for our services, partially offset by a 9% increase in the number of deployed hydraulic fracturing fleets.
Other Services:     Other Services segment revenue decreased by $10.3 million, or 82%, to $2.3 million in 2015 from $12.7 million in 2014. The reduction was primarily attributable to a reduction in revenues from drilling services, which were idled in May 2015 as a result of the significant decrease in rig count throughout 2015.
Costs of Services.     Costs of services in 2015 decreased by $17.1 million, or 5%, to $306.6 million from $323.7 million in 2014, primarily due to the decrease in revenue of $29.7 million during the same period. Costs of services as a percentage of total revenue in 2015 were 84%, which represented a slight increase of 2% from the prior year. The decrease in cost of services by reportable segment is further discussed below.

	Year Ended December 31,
Description	2015	2014	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	84%	82%	2%
Other Services	67%	71%	(4%)
Total cost of services as a percentage of total revenue	84%	82%	2%
Completion Services:     Completion Services segment cost of services decreased by $9.7 million, or 3%, to $305.0 million in 2015 from $314.8 million in 2014. This decrease is primarily related to a decrease in Completion Services segment revenue, coupled with management’s continued efforts and focus on cost saving initiatives to drive down supply and material costs through negotiated price concessions from vendors and management of labor costs. As a percentage of segment revenue, Completion Services segment costs of services was 84% and 82% in 2015 and 2014, respectively.
Other Services:     Other Services segment cost of services decreased by $7.4 million, or 83%, to $1.6 million in 2015 from $8.9 million in 2014. The decrease was attributable to a reduction in cost of services for our drilling services, which were idled in May 2015.
Depreciation and amortization.     Depreciation and amortization expense increased by $1.3 million, or 2%, to $69.5 million in 2015 from $68.3 million in 2014. This increase was primarily attributable to additional depreciation associated with new hydraulic fracturing and wireline equipment acquired during the second half of 2014 and 2015, partially offset by higher depreciation charge during 2014 due to the revision of the estimated useful lives of hydraulic fracturing assets with cumulative effect reflected in the year of change in accounting estimate.
Selling, general and administrative expense.     SG&A expense, which represents the costs associated with managing and supporting our operations, increased by $0.4 million, or 1% to $25.8 million in 2015 from $25.5 million in 2014. SG&A as a percentage of revenue increased to 7% in 2015 as compared with 6% in 2014. Changes in SG&A were primarily attributable to a $2.3 million increase in legal and professional fees related to our acquisition of the Acquired Trican Operations and a $0.9 million increase in the costs of the Canadian subsidiary due to its wind-down of activities in the second quarter of 2015. In addition, income tax expense related to the Canadian subsidiary’s operations increased by $0.4 million in 2015 as compared with 2014. These increases were partially offset by a $3.1 million decrease in payroll expense related to the U.S. operations due to lower stock based compensation and bonus expense associated with lower year over year performance.
Impairment.     In 2015, we recognized impairment expense of $3.9 million, which was comprised of a $2.4 million impairment on indefinite-lived intangible assets in our Completion Services segment as a result of the loss of certain customer relationships related to the UTFS Acquisition, a $1.2 million impairment on the trade name of our drilling services in our Other Services segment and a $0.3 million impairment on our drilling rig fleet in our Other Services segment. In 2014, we recognized impairment expense of $11.1 million, which was comprised of a $0.5 million impairment in our Completion Services segment as a result of the loss of certain customer relationships in our Canadian wireline operations, a $10.0 million impairment of definite-lived intangible assets in our Other Services segment as a result of the termination of a customer contract and a $0.6 million impairment on the trade name of our drilling division in our Other Services segment.
Other expense, net.     Other expense, net of other income, decreased by $0.9 million, or 39%, to $1.5 million in 2015 as compared with $2.4 million in 2014. This decrease was primarily attributed to a loss on debt extinguishment of $2.3 million recognized in 2014 for the extinguishment of our then existing term note with PNC Bank, N.A. and an accrual for the minimum commitment obligation on a sand transload contract of $0.3 million, partially offset by the 2015 forfeiture of a $1.7 million deposit due to the cancellation of a hydraulic fracturing equipment order.
Interest expense, net.     Interest expense, net of interest income, increased by $13.0 million, or 124%, to $23.5 million in 2015 from $10.5 million in 2014. This increase was attributable to additional interest expense due to the issuance of the Notes, which were issued in August and December 2014, amortization of the related debt financing costs and interest on the Shareholder Loan (as defined herein) and new capital leases entered into in November 2014.
Net income (loss).     Net loss was $64.6 million in 2015 as compared with net loss of $45.6 million in 2014. The increase in net loss is due to the changes in revenues and expenses discussed above.

Liquidity and Capital Resources
Historically, we have met our liquidity needs principally from cash flows from operating activities, borrowings under bank credit agreements and other debt offerings. During 2015, our primary source of cash was cash flows from operating activities. During 2016, our primary sources of cash were the loans under our 2016 Term Loan Facility. In addition, in March 2016 we received an equity contribution of $200.0 million from our shareholders to partially fund our acquisition of the Acquired Trican Operations and for working capital. Our principal uses of cash are to fund capital expenditures, acquisitions and to service our outstanding debt.
At December 31, 2016, we had $48.9 million of cash and $40.3 million of availability under our 2016 ABL Facility, which resulted in a total liquidity position (as defined by our combined cash and availability under our asset-based revolving credit facility) of $89.2 million.
On January 25, 2017, we consummated an IPO of 30,774,000 shares of our common stock at a public offering price of $19.00 per share, of which 15,700,000 shares were offered by us and 15,074,000 shares were offered by the selling stockholder. We received $260.3 million in net proceeds after deducting $19.4 million of underwriting discounts and commissions associated with the shares sold by us and $18.6 million of underwriting discounts and commissions payable by us associated with the shares sold by the selling stockholder, excluding approximately $4.5 million in offering expenses payable by us with respect to the shares sold by us and the selling stockholder. The net proceeds were used to (i) fully repay our existing balance of approximately $99 million under our 2016 Term Loan Facility, and, in addition, approximately $13.8 million of prepayment premium related to such repayment and (ii) repay $50.0 million of our Notes, and, in addition, approximately $0.5 million of prepayment premium related to such repayment. The remaining $97.0 million is to be used for general corporate purposes. As a result, our cash on hand increased by $97.0 million to $145.9 million, resulting in a total liquidity position of $186.2 million as of December 31, 2016 on an as adjusted basis.
On February 17, 2017, as part of the ABL Refinancing Transaction we entered into the New ABL Facility. The New ABL Facility replaced the 2016 ABL Facility, which agreement was terminated in connection with the effectiveness of the New ABL Facility. No early termination fees were incurred by Keane Group, Inc. in connection with such termination. After giving effect to the ABL Refinancing Transaction, we would have had $50.4 million of availability under our New ABL Facility as of December 31, 2016 on an as adjusted basis. As of February 28, 2017, we had $90.3 million of availability under our New ABL Facility.
On March 15, 2017, we entered into the New Term Loan Facility. The proceeds from New Term Loan Facility were used to repay all amounts outstanding under the NPA, which was terminated in connection with the effectiveness of the New Term Loan Facility. The remaining proceeds were used to pay transaction fees and expenses and for general corporate purposes.
Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, market conditions in the E&P industry, availability and cost of raw materials, and financial and business and other factors, many of which are beyond our control.
We believe that our existing cash position, cash generated through operations and our financing arrangements will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for the next 12 months.

Cash Flows
The table below summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014

	Year ended December 31,
(Thousands of Dollars)	2016	2015	2014
Net cash provided by (used in) operating activities	$(54,054)	$37,521	$18,732
Net cash used in investing activities	(227,161)	(26,038)	(138,870)
Net cash provided (used in) by financing activities	276,633	(10,518)	137,298
Effect of foreign exchange rate on cash	80	250	(400)
Net change in cash	$(4,502)	$1,215	$16,760
Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities was $54.1 million in 2016 compared to net cash provided by operating activities of $37.5 million in 2015. The decrease in operating cash flows was primarily attributable to competitive pricing pressure as a result of market conditions, which resulted in a decrease in operating results in 2016, as described in the “Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” In addition, the decrease in operating cash flows was also driven by acquisition, integration and commissioning costs of approximately $47.3 million associated primarily with the Acquired Trican Operations incurred during 2016.
Net cash provided by operating activities was $37.5 million in 2015, compared to $18.7 million in 2014. The increase in operating cash flows was primarily attributable to positive operating results generated by our Completion Services segment, as well as cash generated by working capital changes.
Net Cash Used in Investing Activities
Net cash used in investing activities was $227.2 million in 2016 and $26.0 million in 2015. This increase was primarily attributable to the cash payment of $203.9 million to Trican as part of our acquisition of the Acquired Trican Operations during 2016.
Net cash used in investing activities was $26.0 million in 2015 and $138.9 million in 2014. This change is primarily attributable to significant purchases of hydraulic fracturing equipment during 2014, resulting in a net decrease in year over year purchases of equipment by $104.4 million and net decreases in advances of deposit on equipment by $9.8 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $276.6 million in 2016 as compared with net cash used in financing activities of $10.5 million in December 31, 2015. Net cash flow provided by financing activities in 2016 was primarily attributable to a capital contribution from shareholders of $200 million and the gross proceeds from our 2016 Term Loan Facility of $100 million. The capital contribution and the gross proceeds from the 2016 Term Loan Facility were used to fund the acquisition of the Acquired Trican Operations and working capital. These inflows were partially offset by cash paid for debt issuance costs of $15.1 million. Net cash flow used in financing activities in 2015 was primarily due to an amortization payment on the Notes and a final contingent consideration payment related to the UTFS Acquisition.
Net cash used in financing activities was $10.5 million in 2015, compared to net cash provided by financing activities of $137.3 million in 2014. Net cash provided by financing activities in 2014 primarily relates to $185.9 million net proceeds from the Notes and $20.0 million from the Shareholder Loan, partially offset by extinguishment of capital leases of $48.2 million and payment of $9.5 million in connection with the UTFS Acquisition. In 2015, net cash used in financing activities was primarily related to $5.0 million of principal payments on the Notes and a final contingent consideration payment of $2.5 million made in February 2015 in connection with the UFTS Acquisition.
Capital Expenditures
The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We currently estimate that our capital expenditures for 2017 will range from $50 million to $60 million. We continuously evaluate our capital expenditures and the amount we ultimately spend will depend on a number of factors including expected industry activity levels and company initiatives (exclusive of acquisitions).
Contractual Commitments and Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments at December 31, 2016.

(Thousands of Dollars) Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Long-term debt, including current portion(1)	$288,103	$7,500	$190,000	$90,603	$—
Estimated interest payments(2)	100,188	32,226	58,341	9,621	—
Capital lease obligations(3)	8,672	2,945	5,727	0	—
Operating lease obligations(4)	31,987	9,213	15,322	5,869	1,583
Purchase commitments(5)	108,313	20,555	60,859	26,899	—
	$537,263	$72,439	$330,249	$132,992	$1,583

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our 2016 Term Loan Facility, which was repaid in full upon consummation of the IPO, as well as our obligations under our Notes, which were partially repaid upon consummation of the IPO and fully repaid upon our entering into the New Term Loan Facility. In addition, these amounts exclude the principal related to the New Term Loan Facility, which was entered into on March 15, 2017 and $18.4 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of December 31, 2016 and include interest related to the 2016 Term Loan Facility, which was repaid in full upon consummation of the IPO, as well as our obligations under our Notes, which were partially repaid upon consummation of the IPO and fully repaid upon our entering into the New Term Loan Facility. In addition, these amounts exclude the interest related to the New Term Loan Facility, which was entered into on March 15, 2017. Interest rates used for variable rate debt are based on the prevailing current LIBOR rate.

(3)	Capital lease obligations consist of obligations on our capital leases of hydraulic fracturing equipment with CIT Finance LLC and light weight vehicles with ARI Financial Services Inc.

(4)	Operating lease obligations are related to our real estate and rail cars.

(5)
Purchase commitments primarily relate to our agreements with vendors for sand purchases. The purchase commitments to sand suppliers represent our annual obligations to purchase a minimum amount of sand from vendors. If the minimum purchase requirement is not met, the shortfall at the end of the year is settled in cash or, in some cases, carried forward to the next year.

Principal Debt Agreements
2016 ABL Facility
On March 16, 2016, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, Keane Frac, LP, KS Drilling, LLC, Keane Frac ND, LLC and Keane Frac TX, LLC entered into an amendment which modified their existing revolving credit and security agreement (as amended, the “2016 ABL Facility”) with certain financial institutions (collectively, the “2016 ABL Lenders”) and PNC Bank, National Association, as agent for the 2016 ABL Lenders.
On February 17, 2017, we replaced our 2016 ABL Facility with the New ABL Facility.
New ABL Facility

On February 17, 2017, Keane Group, Inc., Keane Group, Keane Frac, LP, KS Drilling, LLC (together with Keane Group, Keane Frac, LP and each other person that becomes an ABL Borrower under the New ABL Facility in accordance with the terms thereof, the "ABL Borrowers") and the ABL Guarantors (as defined below) entered into an asset-based revolving credit agreement (the "New ABL Facility") with each lender from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the 2016 ABL Facility, which agreement was terminated in connection with the effectiveness of the New ABL Facility. No early termination fees were incurred by Keane Group, Inc. in connection with such termination. We refer to the above as the “ABL Refinancing Transaction.” The following is a summary of the material provisions of the New ABL Facility. It does not include all of the provisions of the New ABL Facility, does not purport to be complete and is qualified in its entirety by reference to the New ABL Facility described.
Structure. The New ABL Facility provides for a $150 million revolving credit facility (with a $20 million subfacility for letters of credit), subject to a borrowing base (as described below). In addition, subject to approval by the applicable lenders and other customary conditions, the New ABL Facility allows for an increase in commitments of up to $75 million.
Maturity. The loans arising under the initial commitments under the New ABL Facility, that have not been extended, mature on February 17, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Borrowing Base. The amount of loans and letters of credit available under the New ABL Facility is limited to, at any time of calculation, an amount equal to (a) 85% multiplied by the amount of eligible billed accounts; plus (b) 75% multiplied by the amount of eligible unbilled accounts; provided, that the amount attributable to clause (b) may not exceed 20% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (c)); plus (c) the lesser of (i) 70% of the cost and (ii) 85% of the appraised value of eligible inventory and eligible frac iron; provided, that the amount attributable to clause (c) may not exceed 15% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (b)); minus (d) the then applicable amount of all reserves.
Interest. Amounts outstanding under the New ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings, LLC’s option, (a) the base rate, plus an applicable margin equal to (x) if total net leverage is greater than 4.0:1.0, 3.50%, (y) if the total net leverage ratio is less than or equal to 4.0:1.0 but greater than 3.5:1.0, 3.25% or (z) if the total net leverage ratio is less than or equal to 3.5:1.0, 3.00%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if total net leverage is greater than 4.0:1.0, 4.50%, (y) if the total net leverage ratio less than or equal to 4.0:1.0 but greater than 3.5:1.0, 4.25% or (z) if the total net leverage ratio is less than or equal to 3.5:1.0, 4.00%. The margin is set at the highest level until the first day following the second full fiscal quarter ending after February 17, 2017 and the total net leverage ratio is determined on the last day of the most recent fiscal quarter then ended. Following an event of default, the New ABL Facility bears interest at the rate otherwise applicable to such loans at such time plus an additional 2.00% per annum during the continuance of such event of default, and the letter of credit fees increase by 2.00%.
Guarantees. Subject to certain exceptions as set forth in the definitive documentation for the New ABL Facility, the amounts outstanding under the New ABL Facility are guaranteed by Keane Group, Inc., KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, Keane Frac GP, LLC, each ABL Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that will be required to execute and deliver a facility guaranty after February 17, 2017 (collectively, the "ABL Guarantors").
Security. Subject to certain exceptions as set forth in the definitive documentation for the New ABL Facility, the obligations under the New ABL Facility are (a) secured by a first-priority security interest in and lien on substantially all of the accounts receivable; inventory; chattel paper, instruments and documents related to accounts, receivables, inventory, equipment securing the New ABL Facility; lender-provided hedges; cash; deposit accounts and cash and cash equivalents credited thereto; payment intangibles, general intangibles, commercial tort claims and books and records related to any of the foregoing; rights to business interruption insurance; and supporting obligations of the company and its subsidiaries that are ABL Borrowers or ABL Guarantors under the New ABL

Facility (collectively, the “ABL Facility Priority Collateral”) and (b) subject to certain exceptions, secured on a second-priority security interest in and lien on substantially all of the assets of Keane Group, Inc. and the ABL Guarantors to the extent not constituting ABL Facility Priority Collateral.
Fees. Certain customary fees are payable to the lenders and the agents under the New ABL Facility.
Affirmative and Negative Covenants. The New ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the New ABL Facility).
Financial Covenants. The New ABL Facility provides that if any of (a) an event of default is occurring and continuing, (b) if no loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, liquidity is less than the greater of (i) 15% of the loan cap and (ii) $17,500,000 at any time or (c) if any loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, excess availability is less than the greater of (i) 15% of the loan cap and (ii) $17,500,000 at any time, then the consolidated fixed charge coverage ratio, as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, may not be lower than 1.0:1.0. This financial covenant will remain in effect until the thirtieth consecutive day that all such triggers no longer exist. The results of operation and indebtedness of any unrestricted subsidiaries will not be taken into account for purposes of compliance with this financial covenant.
Events of Default. The New ABL Facility contains customary events of default (subject to exceptions, thresholds and grace periods as set forth in the definitive documentation for the New ABL Facility).
2016 Term Loan Facility
On March 16, 2016, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC and Keane Frac, LP, entered into a credit agreement (as amended, the “2016 Term Loan Facility”) with certain financial institutions (collectively, the “2016 Term Lenders”) and CLMG Corp., as administrative agent for the 2016 Term Lenders. The 2016 Term Loan Facility initially provided for a $100 million term loan. The 2016 Term Loan Facility was prepaid in full on January 25, 2017 in connection with the IPO.
In conjunction with the 2016 Term Loan Facility, KGH Intermediate Holdco II, LLC executed a new interest rate swap effective March 31, 2016 through May 9, 2019 which was designated as a cash flow hedge. Under the terms of the interest rate swap, KGH Intermediate Holdco II, LLC receives LIBOR based variable interest rate payments, subject to a 1.50% floor, and makes payments based on a fixed rate of 1.868%, thereby effectively creating the equivalent of fixed-rate debt for the notional amount hedged of the 2016 Term Loan Facility. As of December 31, 2016, the notional amount of the interest rate swap is $98.1 million, decreasing quarterly to match the outstanding balance of the 2016 Term Loan Facility.
New Term Loan Facility
On March 15, 2017, Keane Group, Inc., Keane Group, Keane Frac, LP , KS Drilling, LLC (together with Keane Group, Keane Frac, LP and each other person that becomes a New Term Loan Borrower under the New Term Loan Facility in accordance with the terms thereof, the "New Term Loan Borrowers")and the New Term Loan Guarantors (as defined below) entered into a term loan agreement (the "New Term Loan Facility") with each lender from time to time party thereto and Owl Rock Capital Corporation as administrative agent and collateral agent. The following is a summary of the material provisions of the New Term Loan Facility. It does not include all of the provisions of the New Term Loan Facility, does not purport to be complete and is qualified in its entirety by reference to the New Term Loan Facility described.

Structure. The New Term Loan Facility provides for a $150 million initial term loan facility. In addition, subject to certain customary conditions, the New Term Loan Facility allows for incremental term loans in an amount equal to the sum of (a) $50,000,000 (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) $75,000,000 (less certain amounts in connection with permitted notes and subordinated indebtedness), but only to fund permitted acquisitions subject to, in the case of subclause (b), immediately after giving effect thereto, the minimum liquidity covenant described below is satisfied, plus (c) an unlimited amount, subject to, in the case of subclause (c), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00.
Maturity. August 18, 2022 or, if earlier, the stated maturity date of any other term loans or term commitments.
Amortization. The New Term Loan Facility amortizes in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding, commencing with June 30, 2017.
Interest. The initial term loans bear interest at a rate per annum equal to, at Keane Group’s option, (a) the base rate plus 6.25%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 7.25%. Following an event of default, the New Term Loan Facility bears interest at the rate otherwise applicable to such term loans at such time plus an additional 2.00% per annum during the continuance of such event of default.
Prepayments. The New Term Loan Facility is required to be prepaid with: (a) 100% of the net cash proceeds of certain asset sales, casualty events and other dispositions, subject to the terms of an intercreditor agreement between the agent for the New Term Loan Facility and the agent for the New ABL Facility and certain exceptions; (b) 100% of the net cash proceeds of debt incurrences or issuances (other than debt incurrences permitted under the New Term Loan Agreement) and (c) 50% (subject to step-downs to zero, in accordance with a total net leverage ratio test) of excess cash flow minus certain voluntary prepayments made under the New Term Loan Facility and all voluntary prepayments of loans under the New ABL Facility to the extent the commitments under the New ABL Facility are permanently reduced by such prepayments.
Guarantees. Subject to certain exceptions as set forth in the definitive documentation for the New Term Loan Facility, the amounts outstanding under the New Term Loan Facility are guaranteed by Keane Group, Inc., KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, Keane Frac GP, LLC, each New Term Loan Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that will be required to execute and deliver a facility guaranty after March 15, 2017 (collectively, the "New Term Loan Guarantors").
Security. Subject to certain exceptions as set forth in the definitive documentation for the New Term Loan Facility, the obligations under the New Term Loan Facility are secured by (a) a first-priority security interest in and lien on substantially all of the assets of the New Term Loan Borrowers and the New Term Loan Guarantors to the extent not constituting ABL Facility Priority Collateral and (b) a second-priority security interest in and lien on the ABL Facility Priority Collateral.
Fees. Certain customary fees are payable to the lenders and the agents under the New Term Loan Facility.
Affirmative and Negative Covenants. The New Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the New Term Loan Facility).
Financial Covenant. The New Term Loan Facility provides that, as of the last day of any month, the sum of (a) unrestricted cash and cash equivalents of the loan parties that are deposited in blocked accounts (to the extent required to be subject to blocked account agreements under the New Term Loan Facility) and (b) the aggregate principal amount that is available for borrowing under the New ABL Facility, may not be less than $35,000,000.
Events of Default. The New Term Loan Facility contains customary events of default (subject to exceptions, thresholds and grace periods as set forth in the definitive documentation for the New Term Loan Facility).
Note Purchase Agreements
On March 16, 2016, KGH Intermediate Holdco II, LLC, entered into an amendment which modified its existing note purchase agreement (as amended, the “NPA”) with certain financial institutions (collectively, the “Purchasers”) and U.S. Bank National Association, as agent for the Purchasers. The NPA initially provided for $200 million of secured notes (which included a $50 million subfacility for delayed draw notes) (the “Notes”). The Notes bore interest at a rate per annum equal to 12.00%. As of December 31, 2016, $190 million of notes were outstanding under the NPA. In connection with the IPO, $50 million of the NPA was paid off on January 25, 2017. As of March 15, 2017, $138.7 million of notes were outstanding under the NPA, which were repaid in full on March 15, 2017 in connection with the Company entering into the New Term Loan Facility, as discussed in detail above.
Off-Balance Sheet Arrangements
Except for our normal operating leases, we do not have any off-balance sheet financing arrangements, transactions or special purpose entities.
Related Party Transactions
 Prior to the completion of our IPO, our board of directors adopted a written policy and procedures (the “Related Party Policy”) for the review, approval and ratification of the related party transactions by the independent members of the audit and risk committee of our board of directors.  For purposes of the Related Party Policy, a “Related Party Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the company or any of its subsidiaries is a participant, and (3) any Related Party (as defined herein) has or will have a direct or indirect material interest. All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party’s interests in the transaction.
 The Related Party Policy defines “Related Party” as any person who is, or, at any time since the beginning of the company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members (each, a “Family Member”) includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
 For further details about our transactions with Related Parties please refer to “Item 8. Financial Statements and Supplementary Data” and Note18 (Related Party Transactions) of Keane Group’s financial statements of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
In the notes accompanying the audited consolidated financial statements, we describe the significant accounting policies used in the preparation of our consolidated financial statements. We believe that the following represent the most significant estimates and management judgments used in preparing the consolidated financial statements.
Revenue Recognition
Revenue from our Completion Services and Other Services segments is earned and recognized as services are rendered, which is generally on a per stage, daily or hourly rate, or on a similar basis. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is determinable and collectability is reasonably assured, as follows:
Completion Services Revenue
We provide hydraulic fracturing and wireline services pursuant to contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue is recognized upon the completion of each job. Once a job has been completed to the customer’s satisfaction, a field ticket is created that includes charges for the service performed and the chemicals and proppant consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, additional equipment used on the job, if any, and other miscellaneous items. This field ticket is used to create an invoice, which is sent to the customer upon the completion of each job.
Other Services Revenue
We provide certain complementary services such as coiled tubing, cementing and drilling pursuant to contractual arrangements, such as term contracts or on a spot basis. We typically charge the customer for the services performed and materials provided on a per job basis.
Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations and comprehensive loss and net cash provided by operating activities in the consolidated statements of cash flows.
Property, Plant, and Equipment
We calculate depreciation based on the estimated useful lives of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, the cyclical nature of our business, which results in fluctuations in the use of our equipment and the environments in which we operate, could cause us to change our estimates, thus affecting the future calculation of depreciation.
We continuously perform repair and maintenance expenditures on our service equipment. Expenditures for renewals and betterments that extend the lives of our service equipment, which may include the replacement of significant components of service equipment, are capitalized and depreciated. Other repairs and maintenance costs are expensed as incurred. The determination of whether an expenditure should be capitalized or expensed requires management judgment in the application of how the costs benefit future periods, relative to our capitalization policy. Costs that either establish or increase the efficiency, productivity, functionality or life of a fixed asset are capitalized.
We separately identify and account for certain significant components of our hydraulic fracturing units including the engine, transmission, power end and radiator, which requires us to separately estimate the useful lives of these components. For the majority of our other service equipment, we do not separately identify and track depreciation of specific original components. When we replace components of these assets, we typically have to estimate the net book values of the components that are retired, which is based primarily upon replacement cost, age and original estimated useful life.
Definite-lived Intangible Assets
At December 31, 2016, our balance of definite-lived intangible assets was $44.0 million, and the related amortization reflected in our statement of operations was $5.7 million, $4.9 million and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. These intangible assets are primarily related to customer relationships, trade names, software and proprietary chemical blends acquired in business acquisitions. We calculate amortization for these assets based on their estimated useful lives. When these assets are recorded, we make estimates with respect to their useful lives that we believe are reasonable. However, these estimates contain judgments regarding the future utility of these assets and a change in our assessment of the useful lives of these assets could materially change the future calculation of amortization.

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
Long-lived assets, such as property, plant, equipment and definite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on projected future discounted cash flows. Our fair value calculations for long-lived assets and intangible assets contain uncertainties because they require us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and market performance. We also apply judgment in the selection of a discount rate that reflects the risk inherent in our current business model.
We measure the fair value of our property and equipment using the discounted cash flow method or the market approach, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired fracking fluid software technology using the “income based relief-from-royalty” method and the fair value of its non-compete agreement using “lost income” approach. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of projected revenue growth, fleet count, utilization, gross margin rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates.

We have acquired goodwill and indefinite-lived intangible assets related to business acquisitions. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We review our goodwill and indefinite-lived intangible assets on an annual basis, during the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill or an indefinite-lived intangible asset may exceed its fair value. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, we recognize an impairment loss for this difference. Our impairment loss calculations for goodwill and indefinite-lived intangible assets contain uncertainties because they require us to estimate fair values of our reporting units, which have been defined as our reportable segments, and intangible assets, respectively. We estimate fair values based on various valuation techniques such as discounted cash flows and comparable market analyses. These types of analyses contain uncertainties because they require us to make judgments and assumptions regarding future profitability, industry factors, planned strategic initiatives, discount rates and other factors.

If actual results or performance of certain business units are not consistent with our estimates and assumptions, we may be subject to additional impairment charges, which could be material to our results of operations. For example, if our results of operations significantly decline as a result of a decline in the price of oil, there could be a material increase in the impairment of long-lived assets in future periods. Also, if the actual results or performance of our Completion Services segment are not consistent with our projections, estimates and assumptions, there could be goodwill impairment charges in future periods.

Derivative Instruments and Hedging Activities
We are exposed to certain risks related to our ongoing business operations. We utilize interest rate derivatives to manage interest rate risk associated with our floating-rate borrowings. We recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged, until the hedged item affects earnings.
We only enter into derivative contracts that we intend to designate as hedges for the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, we formally document the hedging relationship and our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method used to measure ineffectiveness. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.
Unit-Based Compensation
Prior to consummation of the IPO, the Company sponsored a unit-based management compensation program called the Keane Management Holdings LLC Management Incentive Plan (the “Class B Plan”). The Company accounted for the units granted under the Class B Plan as compensation cost measured at the fair value of the award on the date of grant using the Black-Scholes option pricing model. The determination of grant date fair value using an option pricing model is highly complex and requires judgment as well as assumptions regarding a number of complex and subjective variables. These variables include the fair value of the Company’s common ownership interest pre-IPO, the expected unit price volatility over the expected term of the awards, risk free interest rates, expected dividend yield and discount for lack of marketability pre-IPO. These estimates will not be used to determine the fair value of any awards granted under the Class B Plan following the IPO.
The Company recognized compensation expense for the Class B units on a straight-line basis over the service period of the entire award. In connection with the IPO and the reorganization, on January 20, 2017, the Class B Plan was assigned to and assumed by Keane Investor.
Prior to the completion of the Trican transactions on March 16, 2016, the Company sponsored the Class C Management Incentive Plan (the “Class C Plan”), under which Class C units were granted to management. The Class C units granted under the Class C Plan vested based on the participants continued employment with the Company for time-based units and based on both the participants continued employment with the Company and the achievement of performance objectives as determined by the Compensation Committee for performance-based units. The Company estimated the fair value of the Class C units on the date of grant using a Monte-Carlo option pricing model. The Company recognized compensation expense for the Class C units on a straight-line basis over the service period of the entire award for the time-based component and ratably over the vesting period for the performance based component subject to the attainment of certain performance objectives. On March 16, 2016, the Company canceled all outstanding Class C units issued under the Class C Plan and issued to management Class B units under the Class B Plan using an applicable conversion ratio specific to each participant.
Tax Contingencies
While Keane Group is not subject to federal income taxes for U.S. federal tax purposes, it is subject to foreign income tax for Canadian federal and provincial tax purposes. Keane Group is also subject to other state and local taxes, including margin tax in the state of Texas. As such, with the exception of the state of Texas and its Canadian subsidiary, Keane Group is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income tax for the operations of the Company. Keane Group’s tax returns, like those of most companies, are periodically audited by federal, state and local tax authorities. These audits include questions regarding Keane Group’s tax filing positions, including the timing and amount of deductions and the reporting of various taxable transactions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with Keane Group’s various tax filing positions, Keane Group may record a liability for such exposures. A number of years may elapse before a particular matter, for which Keane Group has established a liability, is audited and fully resolved or clarified. Keane Group adjusts its liability for these tax exposures in the period in which a tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.
Upon consummation of the IPO and Organizational Transactions, Keane Group, Inc., a corporation incorporated under the laws of the state of Delaware, became subject to federal income taxes and will calculate deferred income tax assets and liabilities that could potentially be significant.
Our liabilities for these tax positions contain uncertainties because we are required to make assumptions and apply judgment to estimate the exposures associated with our various filing positions. Although we believe that our judgments and estimates are reasonable, actual results could differ, and we may be subject to losses or gains that could be material.
Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, “Fair Value Measurements”, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note 3 (Acquisition) in Keane Group, Holding, LLC’s consolidated financial statements in “Item 8. Financial Statements and Supplemental Data.”
Recent Accounting Pronouncements
See Note 2 (Summary of Significant Accounting Policies), Note 22 (Recently Adopted Accounting Standards) and Note 23 (Recently Issued Accounting Standards) to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a discussion of recently adopted and issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
At December 31, 2016, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers, however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of December 31, 2016.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Keane Group, Inc.:

We have audited the accompanying balance sheet of Keane Group, Inc. as of December 31, 2016. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Keane Group, Inc. as of December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
March 20, 2017

KEANE GROUP, INC.

Balance Sheet
December 31, 2016

Assets
Cash	$—

Total assets	—

Liabilities
Total liabilities	—
Commitments and contingencies
Stockholder’s Equity
Common stock, par value $0.01 per share, 500,000,000 shares authorized, none issued and outstanding	—

Total stockholder’s equity	—

Total liabilities and stockholder’s equity	$—

See accompanying notes to the balance sheet.

KEANE GROUP, INC.
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

1. Organization and Operations
Keane Group, Inc. (the “Company”) is a Delaware Corporation, incorporated on October 13, 2016. Following an initial public offering (“IPO”) and related reorganization, the Company became a holding corporation for Keane Group Holdings, LLC and its subsidiaries.

2. Summary of Significant Accounting Policies
 (a) Basis of Presentation
 The Company’s balance sheet has been prepared in accordance with U.S. generally accepted accounting principles. Separate statements of operations, cash flows, and changes in stockholder’s equity and comprehensive income have not been presented because this entity has had no operations to date.
(b) Underwriting Commissions and Offering Costs
 Underwriting commissions and offering costs incurred in connection with the Company’s common stock offerings will be reflected as a reduction of additional paid-in capital. Underwriting commissions and offering costs incurred in 2016 in connection with the Company’s IPO, consummated on January 25, 2017, were not recorded in the Company’s balance sheet as of December 31, 2016, because such costs did not become the Company’s liability until the Company completed an IPO.
(c) Organizational Costs
Organizational costs incurred in 2016 were not recorded in the Company’s balance sheet as of December 31, 2016, because such costs did not become the Company’s liability until the Company completed an IPO. Upon completion of an IPO, further costs incurred to organize the Company will be expensed as incurred.

3. Shareholder’s Equity
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.01 per share and 50,000,000 shares of preferred stock with a par value of $0.01 per share. Under the Company’s certificate of incorporation as in effect as of October 13, 2016, all shares of common stock are identical. The Board of Directors has the authority to issue one or more series of preferred stock without stockholder approval.

4. Subsequent Events
On October 13, 2016, in connection with the filing of the registration statement on Form S-1, under the Securities Act of 1933, for the initial public offering (the “IPO”) of shares of common stock of the Company, the Company was formed as a Delaware Corporation to become a holding corporation for Keane Group Holdings, LLC and its subsidiaries. Immediately prior to the completion of the IPO (as discussed above), the existing investors of Keane Group Holdings, LLC contributed all of their direct and indirect equity interests in Keane Group Holdings, LLC to Keane Investor Holdings LLC (“Keane Investor”), and Keane Investor contributed these equity interests to the Company in exchange for shares of its common stock. These transactions are referred to collectively as the “Organizational Transactions.” As a result, all membership interests in Keane Group Holdings, LLC were exchanged for an aggregate of 87,428,019 of common stock in the Company on January 20, 2017. In connection with the consummation of the IPO on January 25, 2017 (as described below), the underwriters exercised their overallotment option of 4,014,000 shares; thereby resulting in Keane Investor and our independent directors owning 72,354,019 of shares of common stock in the Company. In addition, the Organizational Transactions represented a transaction

KEANE GROUP, INC.
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

between entities under common control and will be accounted for similar to pooling of interest, whereby the Company became the successor and Keane Group Holdings, LLC the predecessor for the purposes of financial reporting.
 On January 25, 2017, the Company completed the IPO of 30,774,000 shares of our common stock, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as result of the underwriters’ exercise of their overallotment option. The gross proceeds of the IPO to the Company, at the public offering price of $19.00 per share, was $298.3 million, which resulted in net proceeds to the Company of $260.3 million, after deducting $19.4 million of underwriting discounts and commissions associated with the shares sold by the Company and $18.6 million of underwriting discounts and commissions payable by the Company associated with the shares of common stock sold by the selling stockholder, excluding approximately $4.5 million in offering expenses payable by us with respect to the shares sold by us and the selling stockholder. The Company did not receive any proceeds from the sale of the shares by the selling stockholder. The net proceeds received from the IPO were used to fully repay KGH Intermediate Holdco II, LLC’s term loan balance of $99 million and the associated prepayment penalty of $13.8 million, and repay $50 million of its 12% secured notes due 2010 (the “Notes”), as described in Note 8 (Long-Term Debt) of Keane Group Holdings, LLC and subsidiaries consolidated financial statements, and in addition, approximately $0.5 million of prepayment premium related to such repayment. The remaining net proceeds will be used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
On February 17, 2017, the Company, Keane Frac LP, KS Drilling, LLC and the guarantors party thereto entered into an asset-based revolving credit agreement (the "New ABL Facility") with each lender from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the 2016 ABL Facility, as defined in Note 8 (Long-Term Debt) of Keane Group Holdings, LLC and Subsidiaries consolidated financial statements, which agreement was terminated in connection with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $150 million revolving credit facility (with a $20 million subfacility for letters of credit), subject to a borrowing base. In addition, subject to approval by the applicable lenders and other customary conditions, the New ABL Facility allows for an increase in commitments of up to $75 million. No early termination fees were incurred by the Company in connection with such termination.
On February 17, 2017, the Company and Keane Group Holdings, LLC were joined as guarantors to the agreement governing the Notes, and the parties also entered into an amendment to, among other things, (i) allow the Company to provide its financial statements and reports to the noteholders and calculate covenants and ratios using such financial statements, (ii) enter into an intercreditor agreement with Bank of America, N.A. as administrative agent and collateral agent under the New ABL Facility and (iii) allow certain restricted payments.
On March 15, 2017, the Company, Keane Group Holdings, LLC (the "Term Loan Lead Borrower"), Keane Frac, KS Drilling and the guarantors thereto entered into a term loan agreement (the "New Term Loan Facility") with each lender from time to time party thereto and Owl Rock Capital Corporation as administrative agent and collateral providing for a $150 million senior secured term loan facility (the "New Term Loan") with a maturity date of August 18, 2022. The New Term Loan has an interest rate of per annum equal to, at the Term Loan Lead Borrower’s option, either (a) the base rate plus 6.25% or (b) LIBOR (subject to a 1.00% floor) plus 7.25%. Subject to certain conditions, the Term Loan Lead Borrower has the right to request an increase of the Term Loan in an amount of up to $125 million. The New Term Loan Facility includes a $35 million minimum liquidity requirement. In connection with entering into the New Term Loan Facility, KGH Intermediate Holdco II, LLC repaid all amounts outstanding under the Notes.

KEANE GROUP, INC.
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Keane Group, Inc.:

We have audited the accompanying consolidated balance sheets of Keane Group Holdings, LLC and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keane Group Holdings, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
March 20, 2017

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$48,920	$53,422
Trade and other accounts receivable	66,277	15,640
Inventories, net	15,891	4,668
Prepaid and other current assets	14,618	1,868
Total current assets	145,706	75,598
Property and equipment, net	294,209	153,625
Goodwill	50,478	48,882
Intangible assets	44,015	45,616
Other noncurrent assets	2,532	1,074
Total assets	536,940	324,795

Liabilities and Members’ Equity
Liabilities
Current liabilities:
Accounts payable	$48,484	$12,562
Accrued expenses	42,892	14,024
Current maturities of capital lease obligations	2,633	1,742
Current maturities of long-term debt	2,512	2,918
Other current liabilities	3,171	1,100
Total current liabilities	99,692	32,346
Capital lease obligations, less current maturities	5,442	6,365
Long-term debt, less current maturities	267,238	181,975
Long term debt—related party	—	22,174
Other noncurrent liabilities	2,316	1,775
Total noncurrent liabilities	274,996	212,289
Total liabilities	374,688	244,635

Commitments and Contingencies (Note 17)
Members’ equity
Members’ equity	453,810	186,510
Retained earnings (deficit)	(288,771)	(101,684)
Accumulated other comprehensive (loss)	(2,787)	(4,666)
Total members’ equity	162,252	80,160
Total liabilities and members’ equity	$536,940	$324,795
See accompanying notes to consolidated financial statements.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss)
Years Ended December 31, 2016, 2015 and 2014
(Amounts in thousands, except for per unit amounts)

	2016	2015	2014
Revenue	$420,570	$366,157	$395,834
Operating costs and expenses:
Cost of services (excluding depreciation of $94,770, $64,325 and $62,143, respectively, included in depreciation and amortization presented below)	416,342	306,596	323,718
Depreciation and amortization	100,979	69,547	68,254
Selling, general and administrative expenses	52,768	25,811	25,459
Impairment	185	3,914	11,098
Total operating costs and expenses	570,274	405,868	428,529
Operating loss	(149,704)	(39,711)	(32,695)
Other expense:
Other income (expense), net	916	(1,481)	(2,418)
Interest expense	(38,299)	(23,450)	(10,473)
Total other expenses	(37,383)	(24,931)	(12,891)
Net loss	(187,087)	(64,642)	(45,586)
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(741)	(1,148)
Hedging activities	1,857	(1,187)	(854)
Total comprehensive (loss)	$(185,208)	$(66,570)	$(47,588)

Unaudited Pro-forma net loss per unit:
Basic and diluted net loss per unit	$(2.14)	$(0.74)	$(0.52)

Unaudited Pro-forma weighted-average units outstanding: basic and diluted	87,428	87,428	87,428

See accompanying notes to consolidated financial statements.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
Years Ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	Members’ equity	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2013	$184,340	$8,544	$(736)	$192,148
Distributions	(337)	—	—	(337)
Unit awards vested	2,417	—	—	2,417
Other comprehensive loss	—	—	(2,002)	(2,002)
Net loss	—	(45,586)	—	(45,586)
Balance as of December 31, 2014	$186,420	$(37,042)	$(2,738)	$146,640
Distributions	(222)	—	—	(222)
Unit awards vested	312	—	—	312
Other comprehensive loss	—	—	(1,928)	(1,928)
Net loss	—	(64,642)	—	(64,642)
Balance as of December 31, 2015	$186,510	$(101,684)	$(4,666)	$80,160
Contribution of equity	222,646	—	—	222,646
Issuance of Class A and Class C Units	42,669	—	—	42,669
Unit awards amortization	1,985	—	—	1,985
Other comprehensive income	—	—	1,879	1,879
Net loss	—	(187,087)	—	(187,087)
Balance as of December 31, 2016	$453,810	$(288,771)	$(2,787)	$162,252
See accompanying notes to consolidated financial statements.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(187,087)	$(64,642)	$(45,586)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	100,979	69,547	68,254
Amortization of deferred financing fees	4,152	2,112	633
Loss on debt extinguishment	—	—	2,270
Loss on impairment of assets	185	3,914	11,098
Gain on sales of assets	(387)	(270)	(912)
Unrealized loss on de-designation of a derivative	3,038	—	—
Accrued interest on loan—related party	471	2,174	—
Unit-based compensation	1,985	312	2,417
Decrease (increase) in accounts receivable	(13,027)	36,933	(36,091)
Decrease (increase) in inventories	8,485	11,841	(12,952)
Decrease (increase) in prepaid and other current assets	(5,994)	105	159
Decrease (increase) in other assets	32	1,047	452
Increase (decrease) in accounts payable	14,214	(12,650)	12,803
Increase (decrease) in accrued expenses	19,735	(13,185)	16,575
Increase (decrease) in other liabilities	(835)	283	(388)
Net cash (used in) provided by operating activities	(54,054)	37,521	18,732
Acquisition of business	(203,900)	—	—
Purchase of property and equipment	(23,126)	(26,086)	(130,485)
Advances of deposit on equipment	(420)	(1,114)	(10,871)
Implementation of ERP software	(453)	(69)	(130)
Proceeds from sale of assets	711	1,278	1,760
Payments for leasehold improvements	—	(46)	(37)
Proceeds from insurance recoveries	22	—	888
Payments received (advances) on note receivable	5	(1)	5
Net cash used in investing activities	(227,161)	(26,038)	(138,870)
Cash flows from financing activities:
Proceeds from the Notes and the Term Loan	100,000	—	245,000
Payments on the Notes and the Term Loan	(5,647)	(5,000)	(59,135)
Proceeds from capital leases	—	—	12,924
Payments on capital leases	(2,668)	(1,661)	(61,091)
Payment of debt issuance costs	(15,052)	(1,135)	(10,563)
Payments on contingent consideration liability	—	(2,500)	(9,500)
Contributions (distributions)	200,000	(222)	(337)
Proceeds from loan—related party	—	—	40,000
Payments on loan—related party	—	—	(20,000)
Net cash (used in) provided by financing activities	276,633	(10,518)	137,298
Noncash effect of foreign translation adjustments	80	250	(400)
Net increase in cash and cash equivalents	(4,502)	1,215	16,760
Cash and cash equivalents, beginning	53,422	52,207	35,447
Cash and cash equivalents, ending	$48,920	$53,422	$52,207

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(Amounts in thousands)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$25,516	$19,157	$9,751
Income taxes	—	220
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	9,364	3,138
Non-cash forgiveness of related party loan	22,646	—
Non-cash issuance of Class A and C Units	42,669	—
Non-cash reduction in capital lease obligations	(1,281)	—
See accompanying notes to consolidated financial statements.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(1)    Basis of Presentation and Nature of Operations
(a) Business Description
Keane Group Holdings, LLC and subsidiaries (the “Company”) is a multi-basin provider of oilfield services to oil and natural gas exploration and production companies in the United States and Canada. Through its subsidiaries, the Company provides customers with premium hydraulic fracturing, wireline and other services, with a focus on complex, technically demanding well completions. In 2015, the Company exited its wireline operations in Canada.
The Company is one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. The Company’s primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions, as well as other value-added service offerings. The Company operates primarily in the most active unconventional oil and natural gas basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and the Eagle Ford Shale.
Through its subsidiary Keane Frac, LP, the Company acquired Trican’s U.S. Operations and obtained access to its operating bases located in strategic oil and gas basins and operations in hydraulic fracturing, coiled tubing, cementing and other completion services. Refer to Note 3 (Acquisition) for further details.
(b) Formation and Reorganization
The Company was formed on March 2, 2011, to hold interests in consolidated subsidiaries including Keane Frac, LP, Keane Frac GP, LLC and KS Drilling, LLC, in anticipation of a sale of a controlling interest in the Company and its subsidiaries. This acquisition was completed on March 22, 2011, when KG Fracing Acquisition Corporation, an affiliate of Cerberus Capital Management, L.P., acquired a majority ownership stake in the equity of the Company. The acquisition was accounted for as a business combination and created a new basis of accounting. These consolidated financial statements are those of the successor company, Keane Group Holdings, LLC and subsidiaries. The Company’s predecessor, Keane and Sons Drilling Corporation, was established in 1973.
On October 13, 2016, in connection with the filing of the registration statement on Form S-1, under the Securities Act of 1933, for the initial public offering (the “IPO”) of shares of common stock of Keane Group, Inc. (“KGI”), KGI was formed as a Delaware Corporation to become a holding corporation for Keane Group Holdings, LLC and its subsidiaries. Immediately prior to the completion of the IPO, the existing investors of the Company contributed all of their direct and indirect equity interests in Keane Group Holdings, LLC to Keane Investor Holdings LLC (“Keane Investor”), and Keane Investor contributed these equity interests to KGI in exchange for shares of its common stock. These transactions are referred to collectively as the “Organizational Transactions”. As a result, all membership interests in the Company were exchanged for an aggregate of 87,428,019 of common stock in KGI on January 20, 2017. In connection with the consummation of the IPO on January 25, 2017 (as described below), the underwriters exercised their overallotment option of 4,014,000 shares; thereby resulting in Keane Investor and our independent directors owning 72,354,019 of shares of common stock in KGI. In addition, the Organizational Transactions represented a transaction between entities under common control and will be accounted for similar to pooling of interest, whereby KGI became the successor and Keane Group Holdings, LLC the predecessor for the purposes of financial reporting.
On January 25, 2017, KGI completed the IPO of 30,774,000 shares of its common stock, which included 15,700,000 shares offered by KGI and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as result of the underwriters’ exercise of their overallotment option. The gross proceeds of the IPO to KGI, based on the public offering price of $19.00 per share, was $298.3 million, which resulted in net proceeds to KGI of $260.3 million, after deducting $19.4 million of underwriting discounts and commissions and $18.6 million

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

of underwriting discounts and commissions payable by KGI associated with the shares sold by the selling stockholder. KGI did not receive any proceeds from the sale of the shares by the selling stockholder. The net proceeds received from the IPO were used to fully repay the Company’s Term Loan balance of $99 million and the associated prepayment penalty of $13.8 million, and repay $50 million of the Notes (as defined herein), and in addition, approximately $0.5 million of prepayment premium related to such repayment. The remaining net proceeds will be used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the Organizational Transactions, KGI had 103,128,019 shares of common stock outstanding.
(c) Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The consolidated financial statements include the accounts of Keane Group Holdings, LLC and its subsidiaries. All amounts are presented in thousands of U.S. dollars unless otherwise stated. Certain prior period amounts have been reclassified to conform to the current presentation.

(2)    Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets; allowances for doubtful accounts; inventory reserves; acquisition accounting; contingent liabilities; and the valuation of property and equipment, intangible assets, equity issued as a consideration in the acquisition, unit-based incentive plan awards and derivatives.
(b) Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Keane Group Holdings, LLC and its consolidated subsidiaries: KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, Keane Frac, LP, Keane Frac TX, LLC, Keane Frac ND, LLC, Keane Frac GP, LLC, KS Drilling, LLC and Keane Completions CN Corp.
Refer to Note 3 (Acquisitions) for discussion of the acquisitions completed during the year.
All intercompany transactions and balances have been eliminated.
(c) Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, “Fair Value Measurements”, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, “Fair Value Measurements” using discounted cash flows and other applicable valuation techniques. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note 3 (Acquisition).

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(d) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash is invested in overnight repurchase agreements and certificates of deposit with an initial term of less than three months.
Net cash received from all asset sale proceeds and insurance recoveries, excluding proceeds related to obsolescence, is considered to be restricted. The Company may, at management’s discretion, reinvest up to $1 million of asset sale proceeds during each fiscal year for capital expenditures. Asset sale proceeds in excess of $1 million in a fiscal year are required to be applied as a prepayment of the 2016 Term Loan Facility. Refer to Note 8 (Long-Term Debt). The Company had a qualifying insurance recovery of $0.02 million under the 2016 Term Loan Facility for the year ended December 31, 2016 and had qualifying asset sale proceeds of $0.2 million for the years ended December 31, 2015 and 2014. The Company did not have any restricted cash as of December 31, 2016 and 2015.
(e) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company analyzes the need for an allowance for doubtful accounts for estimated losses related to potentially uncollectible accounts receivable on a case by case basis throughout the year. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reserves amounts based on specific identification. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Trade accounts receivable were $65.4 million and $14.8 million as at December 31, 2016 and 2015, respectively. The Company does not have an established allowance for doubtful accounts. The Company does not have an established reserve amount as it does not have significant balance sheet credit exposure related to its customers as of December 31, 2016 and 2015.
(f) Inventories
Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the weighted average cost method for all inventories. Costs of inventories include purchase, conversion and other costs incurred in bringing the inventory to its existing location and condition. Spare parts are valued at the lower of cost or market.
The Company periodically reviews the nature and quantities of inventory on hand and evaluates the net realizable value of items based on historical usage patterns, known changes to equipment or processes and customer demand for specific products. Significant or unanticipated changes in business conditions could impact the magnitude and timing of impairment recognized. Provision for excess or obsolete inventories is determined based on our historical usage of inventory on-hand, volume on hand versus anticipated usage, technological advances, and consideration of current market conditions. Inventories that have not turned over for more than a year are subject to a slow moving reserve provision. In addition, inventories that have become obsolete due to technological advances, excess volume on hand, or not fitting our equipment are written-off.
(g) Revenue Recognition
Revenue from the Company’s Completion Services and Other Services segments are earned and recognized as services are rendered, which is generally on a per stage, daily or hourly rate. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is determinable and collectability

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

is reasonably assured. Shipping and handling costs related to customer contracts are charged to cost of services. To the extent such costs are billable to the customer, the amounts are recorded as revenue. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues in the consolidated statements of operations and comprehensive loss and net cash provided by operating activities in the consolidated statements of cash flows.
Revenue from the Company’s Completion Services and Other Services are recognized as follows:
Completion Services
The Company provides hydraulic fracturing and wireline services pursuant to contractual arrangements, such as term contracts and pricing agreements, or on a spot market basis. Revenue is recognized upon the completion of each job. Once a job has been completed to the customer’s satisfaction, a field ticket is created that includes charges for the service performed and the chemicals and proppant consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, which is recognized at the beginning of the job upon arriving on location, additional equipment used on the job, if any, and other miscellaneous items. This field ticket is used to create an invoice, which is sent to the customer upon the completion of each job.
Other Services
The Company provides certain complementary services such as coiled tubing, cementing and drilling pursuant to contractual arrangements, such as term contracts. The Company typically charges the customer for the services performed and resources provided on a daily, hourly or per job basis. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to several days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous items. The Company typically charges the customer for the services performed and resources provided on a daily basis at agreed-upon spot market rates.
(h) Property and Equipment
Property and equipment, inclusive of equipment under capital lease, are generally stated at cost.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 13 months to 40 years. Management bases the estimate of the useful life and salvage value of property and equipment on expected utilization, technological change and effectiveness of maintenance programs. When parts of an item of property and equipment have different useful lives, they are accounted for as separate items (major components) of property and equipment. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the asset and the term of the lease.
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment, and are recognized net within operating costs and expenses in the consolidated statements of operations.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Major classifications of property and equipment and their respective useful lives are as follows:

Land	Indefinite life
Building and leasehold improvements	16 months – 40 years
Machinery and equipment	13 months – 10 years
Office furniture, fixtures and equipment	3 years – 5 years
Depreciation methods, useful lives and residual values are reviewed annually and adjusted if appropriate.
(i) Major Maintenance Activities
The Company incurs maintenance costs on its major equipment. The determination of whether an expenditure should be capitalized or expensed requires management judgment in the application of how the costs benefit future periods, relative to the Company’s capitalization policy. Costs that either establish or increase the efficiency, productivity, functionality or life of a fixed asset by greater than 12 months are capitalized.
(j) Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed by the Company. For the purposes of goodwill impairment analysis, the Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. Goodwill is allocated to one reporting unit, Completion Services.
In 2016, the Company reassessed its reporting units and performed its goodwill impairment assessment as of October 31, 2016 based on two updated reporting units: Completion Services and Other Services. This is consistent with the Company’s reportable segments, which were reassessed effective January 1, 2016. Completion Services comprises hydraulic fracturing and wireline services, and Other Services segment comprises drilling services, cement and coiled tubing. In 2015 and 2014, the Company performed its goodwill impairment assessment based on the then applicable reporting units: hydraulic fracturing, wireline and drilling.
When performing impairment assessment, the Company evaluates factors, such as unexpected adverse economic conditions, competition and market changes. Impairment analysis for 2016 and 2015 was performed as of October 31, of each respective year. The sharp fall in commodity prices during the fourth quarter of 2014 was deemed a triggering event, and in 2014, the Company re-assessed goodwill for impairment as of November 30, 2014.
 Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to each reporting segment, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. The first step in the goodwill impairment test is to compare the fair value of each reporting unit to which goodwill has been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. The Company’s goodwill is allocated solely to its Completion Services segment. If the carrying amount of the reportable segment exceeds its fair value, step two in the goodwill impairment test requires goodwill to be written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation method.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

For the year ended December 31, 2016, the Company performed Step 1 of the goodwill impairment assessment for the goodwill associated with the Completion Services reporting unit. The fair value of this reporting unit was significantly in excess of its carrying value, and therefore no goodwill impairment was recognized.  Fair value of the Completion Services reporting unit was determined using a combination of income approach utilizing discounted cash flow model and market approach based on the valuation multiples of guideline public companies
No goodwill impairment has been recognized since inception in 2013.
The Company’s indefinite-lived assets consist of the Company’s trade names. The Company assesses its indefinite-lived intangible assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The aforementioned sharp fall in commodity prices during the fourth quarter of 2014 was deemed a triggering event, and in 2014, the Company tested the indefinite-lived intangible assets for impairment as of November 30, 2014, using the relief from royalty method.
There was no indefinite-lived asset impairment recognized during 2016, 2015 or 2014.
(k) Long-Lived Assets
The Company assesses its long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. For the Company’s property and equipment, the Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be at the service line level, hydraulic fracturing, wireline, drilling, coiled tubing and cementing, as well as an entity level asset group for assets that do not have identifiable independent cash flows. For the Company’s definite-lived intangible assets, the Company determined each intangible asset that generates identifiable cash flows independent of one another and independent of the other assets in the operating segment with which they are associated. As such, the Company concluded that each intangible asset should be individually assessed for impairment.

Impairments exist when the carrying amount of an asset group exceeds estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. When alternative courses of action to recover the carrying amount of the asset are under consideration, estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence. If the carrying amount of the asset is not recoverable based on the estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset group’s carrying amount over its estimated fair value, such that the asset group’s carrying amount is adjusted to its estimated fair value, with an offsetting charge to operating expense.

The Company measures the fair value of its property and equipment using the discounted cash flow method or the market approach, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired fracking fluid software technology using the “income based relief-from-royalty” method and the fair value of its non-complete agreement using “lost income” approach. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of projected revenue growth, fleet count, utilization, gross margin rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates.

In 2016, for the Company’s property and equipment, the Company determined there were no events that would indicate the carrying amount of these assets may not be recoverable, and as such, no impairment charge was recognized. For the property and equipment in each of the asset groups within the Company’s Completion Services segment, the Company’s assessment was based on the following factors: commodity prices have stabilized, market

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

conditions have improved as evidenced by an increase in overall demand and pricing power for the Company’s hydraulic fracturing and wireline services, and the Company experienced strong revenue growth throughout 2016 with improved results in the fourth quarter of 2016. For the property and equipment in each of the asset groups within the Company’s Other Services segment, the Company’s assessment was based on the following factors: at December 31, 2016, the fair values of the drilling services’ property and equipment and the coiled tubing and cementing services’ property and equipment, acquired as a result of the acquisition of Trican’s U.S. Operations, were reflective of the deteriorated market conditions experienced from late 2014 through the first quarter of 2016. From the second quarter of 2016, oil and natural gas prices and rig count estimates have improved significantly, a trend which Management believes will continue throughout 2017.

In 2016, for the Company’s definite-lived assets, the Company recorded a $0.2 million of impairment charge relating to a non-compete agreement in the Other Services segment, because there were insufficient forecasted cash flows to support this intangible asset.

In 2015, the continued fall in commodity prices was deemed a triggering event, and the Company tested its long-lived assets for impairment as of October 31, 2015. The Company recorded a $2.4 million impairment on its definite-lived customer contracts, as a result of the loss of certain customer relationships related to the Company’s acquisition of Ultra Tech Frac Services, LLC (“UTFS”). The Company recorded a $1.2 million impairment, on its trade name, under the Other Services segment, as it was determined the fair value of the trade name based on the net present value of future cash flows was less than the net book value as of the period then ended. See Note 4 (Intangible Assets). The Company also recorded a $0.3 million impairment on its drilling rig fleet, as the continued fall in commodity prices resulted in a decline in the anticipated utilization rates for the drilling rig fleet, indicating these long-lived assets may not be recoverable.

In 2014, the sharp fall in commodity prices during the fourth quarter of 2014 was deemed a triggering event, and the Company tested its long-lived assets for impairment as of December 31, 2014. In 2014, the Company recorded a $10.5 million impairment on its definite-lived customer contract, as a result of the termination of two customer contracts in its Completion Services and Other Services segments, and recorded a $0.6 million impairment on its trade name under the Other Services segment, as it was determined the fair value of the trade name based on the net present value of future cash flows was less than the net book value as of the period then ended. See Note 4 (Intangible Assets).

Amortization on definite-lived intangible assets is calculated on the straight-line method over the estimated useful lives of the assets.
(l) Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives to manage interest rate risk associated with its floating-rate borrowings. The Company recognizes all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged, until the hedged item affects earnings.
The Company only enters into derivative contracts that it intends to designate as hedges for the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses related to the hedging relationship that were accumulated in other comprehensive income.
(m) Commitments and Contingencies
The Company accrues for contingent liabilities when such contingencies are probable and reasonably estimable. The Company generally records losses related to these types of contingencies as direct operating expenses or general and administrative expenses in the consolidated statements of operations and comprehensive loss.
(n) Fair Value Measurement
Fair value represents the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the reporting date. The Company’s assets and liabilities that are measured at fair value at each reporting date are classified according to a hierarchy that prioritizes inputs and assumptions underlying the valuation techniques. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Quoted prices (unadjusted) in an active market for identical assets or liabilities.

•
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Reclassifications of fair value between Level 1, Level 2, and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter.
(o) Employee Benefits and Postemployment Benefits
Contractual termination benefits are payable when employment is terminated due to an event specified in the provisions of a social/labor plan, state or federal law. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with ASC 712, Compensation—Nonretirement Post-Employment Benefits. In all other situations where the Company pays termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with ASC 420, Exit or Disposal Cost Obligations. A liability is recognized for one time termination benefits when the Company is committed to i) make payments and the number of affected employees and the benefits received are known to both parties, and ii) terminating the employment of current employees according to a detailed formal plan without possibility of withdrawal and can reasonably estimate such amount.
(p) Unit-Based Compensation
Prior to the consummation of the IPO, the Company sponsored a unit-based management compensation program called the Keane Management Holdings LLC Management Incentive Plan (the “Class B Plan”). The Company accounted for the Class B units granted under the Class B Plan as compensation cost measured at the fair value of the award on the date of grant using the Black-Scholes option pricing model. The determination of grant date fair value using an option pricing model is highly complex and requires judgment as well as assumptions regarding a number of complex and subjective variables. These variables include the fair value of the Company’s common ownership interest pre-IPO, the expected unit price volatility over the expected term of the awards, risk free interest rates, expected dividend yield and discount for lack of marketability pre-IPO. These estimates will not be used to determine the fair value of any new awards granted under the Class B Plan following the IPO.
The Company recognized compensation expense for the Class B units on a straight-line basis over the service period of the entire award. In connection with the IPO and the reorganization, on January 20, 2017, the Class B Plan was assigned to and assumed by Keane Investor.
Prior to the completion of the Trican transaction on March 16, 2016, the Company sponsored the Class C Management Incentive Plan (the “Class C Plan”), under which Class C units were granted to management. The Class C units granted under the Class C plan vested based on the participants continued employment with the Company for time-based units and based on both the participants continued employment with the Company and the achievement of performance objectives as determined by the Compensation Committee for performance-based units. The Company estimated the fair value of the Class C units on the date of grant using a Monte-Carlo option pricing model. The Company recognized compensation expense for the Class C units on a straight-line basis over the service period of the entire award for the time based component and ratably over the vesting period for the performance based component subject to the attainment of certain performance objectives. On March 16, 2016, the Company canceled all outstanding Class C units issued under the Class C Plan and issued to management Class B units under the Class B Plan using an applicable conversion ratio specific to each participant.
(q) Leases
The Company leases certain facilities and equipment used in its operations. The Company evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Assets held under capital leases are included in property and equipment. Operating lease expense is recorded on a straight-line basis over the lease term.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Landlord incentives are recorded as deferred rent and amortized as reductions to lease expense on a straight-line basis over the life of the applicable lease.
(r) Research and development costs
 Research and development costs are expensed as incurred. Research and development costs incurred directly by the Company were $2.2 million, nil and nil for the years ended December 31, 2016, 2015 and 2014, respectively.
(s) Other assets and prepaid expenses
Prepaid and other current assets comprise prepaid sand, prepaid insurance and other similar items. In addition, the Company incurred certain professional fees in connection with the contemplated IPO of KGI’s common stock. In accordance with Staff Accounting Bulletin Sub-Topic 5A “Expenses of Offering”, specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering once it is completed. As of December 31, 2016, the Company capitalized $3.1 million of offering costs, incurred on behalf of KGI, which are presented within other current assets in the consolidated statements of financial condition as of December 31, 2016. Following the consummation of the IPO on January 25, 2017, these offering costs will be reclassified from other current assets and presented net of proceeds within additional paid-in capital section of KGI’s consolidated statement of financial condition.
(t) Taxes
For U.S. federal tax purposes, the Company is treated as a partnership. As such, any liability for federal income taxes is the responsibility of the members. No provision for U.S. federal and state income taxes has been provided in the consolidated financial statements of the Company, with the exception of the state of Texas. Limited liability companies are subject to Texas margin tax.
In addition, the Company has a Canadian subsidiary, which is treated as a corporation for Canadian federal and provincial tax purposes. For Canadian tax purposes, the Company is subject to foreign income tax.
The Company is responsible for certain state income and franchise taxes, which include Pennsylvania, Texas and New York. These amounts are reflected as selling, general and administrative expense in the consolidated financial statements of the Company.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 16 for details of amounts recorded in the consolidated financial statements.

(u) Unaudited pro-forma earnings per unit
The earnings per unit amounts have been computed to give effect to the Organizational Transactions, as if they had occurred at the beginning of the earliest period presented, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the pre-existing membership interests of the Company for the newly-created ownership interests for common stock of KGI. The computations of earnings per unit do not consider the 15,700,000 shares of common stock newly-issued by KGI to investors in the IPO.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(3)    Acquisition
On March 16, 2016, the Company acquired the majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the “Trican’s U.S. Operations”), for total consideration of $248.1 million comprised of $199.4 million in cash, $6.0 million in adjustments pursuant to terms of the acquisition agreement to Trican Well Service Ltd. and $42.7 million in Class A and C Units in the Company (the “Trican Transaction”). Trican’s U.S. Operations provides oilfield services to oil and natural gas exploration and production companies across multiple basins in the United States.
This acquisition allowed the Company to significantly strengthen its position as a leader in the completion services business across key U.S. basins, enabling it to more than triple its hydraulic fracturing horsepower, acquire access to proprietary technology, engineering capability and new service lines, including coiled tubing and cementing, and expand into additional basins in Texas and the SCOOP/STACK Formation, while deepening the Company’s existing presence in the Permian Basin, Marcellus Shale/Utica Shale and Bakken Formation.
The Company accounted for the acquisition of Trican’s U.S. Operations using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded based on their fair values. The Company has substantially completed its valuation estimates and determined the purchase price allocation. This purchase accounting is subject to the twelve month measurement period adjustments to reflect any new information that may be obtained in the future about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following tables summarize the fair value of the consideration transferred for the acquisition of Trican’s U.S. Operations and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

Total Purchase Consideration:
(Thousands of Dollars)
Cash consideration	$199,400
Net working capital purchase price adjustment	6,000
Class A and C Units issued	42,669
Total consideration	$248,069
Accounts receivable	$37,377
Inventories	20,006
Prepaid expenses	7,170
Property and equipment	205,546
Intangible assets	3,880
Total identifiable assets acquired	273,979
Accounts payable	(12,630)
Accrued expenses	(9,524)
Current maturities of capital lease obligations	(1,594)
Capital lease obligations, less current maturities	(2,386)
Other non-current liabilities	(1,372)
Total liabilities assumed	(27,506)
Goodwill	1,596
Total purchase price consideration	$248,069
During the third quarter of 2016, the Company made a payment of $4.5 million related to the net working capital purchase price adjustment. The remaining $1.5 million will be paid upon resolution of certain contingencies specified in the purchase agreement. The Company incurred $16.5 million of transaction related costs in connection with the acquisition of Trican’s U.S. Operations during the year ended December 31, 2016 which were included within selling, general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.
The contractual value of acquired accounts receivable was $37.4 million on the date of acquisition.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill is primarily attributable to expected synergies and the assembled workforce. The entire amount of the goodwill was allocated to the Completion Services segment for the purposes of evaluating future goodwill impairment. A portion of the Goodwill is tax deductible.
Intangible assets related to the acquisition of Trican’s U.S. Operations consisted of the following:

	Estimated useful life (in Years)	Fair value (Thousands of Dollars)
Customer contracts	1.8	$3,500
Non-compete agreements	2.0	50
Fracking Fluids	4.8	330
Total intangible assets		$3,880
Weighted average life of finite-lived intangibles	2.1
For the valuation of the customer relationship intangible asset, management used the income based “with and without” method, which is a specific application of the discounted cash flow method. Under this method, the Company calculated the present value of the after-tax cash flows expected to be generated by the business with and without the customer relationships. The forecasted cash flows in the “without” scenario included the cost of reestablishing customer relationships and were discounted at the Company’s cost of equity.
The non-compete agreements intangible asset was valued using the “lost income” approach including the probability of competing. Estimated cash flows were discounted at the weighted average cost of capital due to the low risk profile of this contract. The term of the non-compete agreement is two years from the closing date of the Trican Transaction.
As part of the acquisition of Trican’s U.S. Operations, the Company obtained the right to use certain proprietary fracking-related fluids, including MVP FracTM and TriVertTM (the “Fracking Fluids”), for its own pressure pumping services to its customers. The Fracking Fluids were valued using the “income-based relief-from-royalty” method. Under this method, revenues expected to be generated by the technology are multiplied by a selected royalty rate. The estimated after-tax royalty revenue stream is then discounted to present value using the Company’s cost of equity.
The determination of the useful lives was based upon consideration of market participant assumptions and transaction specific factors.
The Company’s consolidated statement of operations and comprehensive loss include revenues (unaudited) of $199.7 million and gross profit (unaudited) of $5.3 million, respectively, from Trican’s U.S. Operations from the date of acquisition on March 16, 2016 to December 31, 2016.
The following combined pro forma information assumes the acquisition of Trican’s U.S. Operations occurred on January 1, 2015. The pro forma information presented below is for illustrative purposes only and does not reflect future events that may occur after December 31, 2016 or any operating efficiencies or inefficiencies that may result from the acquisition of Trican’s U.S. Operations. The information is not necessarily indicative of results that would have been achieved had the Company controlled Trican’s U.S. Operations during the periods presented or the results that the Company will experience going forward. Pro forma net loss for the year ended December 31, 2015, includes $3.3 million of non-recurring transaction expenses and $1.4 million of employee related costs. The pro forma

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

information does not include any remaining future integration costs or transaction costs that the Company may incur related to the acquisition.

	(Thousands of Dollars)
	Unaudited
	Year ended December 31,
	2016	2015
Revenues	$464,036	$738,128
Net income (loss)	(216,490)	(441,492)

(4)    Intangible Assets
The intangible assets balance in the Company’s consolidated balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	December 31, 2016
	Remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.8	$52,400	$(20,336)	$32,064
Non-compete agreements	8.7	750	(288)	462
Trade name	0.9 - Indefinite life	11,090	(686)	10,404
Technology	2.3	2,324	(1,239)	1,085
Total		$66,564	$(22,549)	$44,015

	(Thousands of Dollars)
	December 31, 2015
	Remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	10.3	$48,900	$(15,486)	$33,414
Non-compete agreements	10.3	1,000	(316)	684
Trade name	1.9 - Indefinite life	11,090	(464)	10,626
Technology	2.2	1,645	(753)	892
Total		$62,635	$(17,019)	$45,616
Keane’s trade name intangible valued at $10.2 million has been assigned an indefinite useful life. The trade name purchased in the UltraTech acquisition has been assigned a four year useful life.
For the year ended December 31, 2016, the Company recorded an impairment charge of $0.2 million associated with the non-compete agreement in the drilling division within its Other Services segment due to the fact that this non-compete was no longer expected to generate any future cash flows.
For the year ended December 31, 2015, the Company recorded an impairment charge of $3.6 million associated with customer relationships related to the Completion Services segment in the amount of $2.4 million and

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

trade name under the Other Services segment of $1.2 million. As part of the Company’s asset impairment analysis, it was determined that there were no future net cash flows associated with the UTFS’s customers for which the intangible asset was recognized, and the carrying amount was not recoverable. It was also determined that the fair value of the trade name based on the net present value of future cash flows was less than its net book value as of the period then ended. It was also determined that the carrying amount of the trade name in the drilling services business was no longer recoverable since there were no sufficient future cash flows generated by its operations and the remaining balance was written-off.
Impairment recorded during the year ended December 31, 2014 is comprised of $10.0 million and $0.5 million associated with customer contracts related to the Other Services and Completion Services segments, respectively, and $0.6 million associated with the Company’s trade name under the Other Services segment. As part of the Company’s annual asset impairment analysis, it was determined there were not any future net cash flows associated with the customer for which the intangible asset was related, and the carrying amounts of the respective assets were not recoverable.
Amortization expense related to the intangible assets for the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $4.9 million and $5.9 million, respectively.
Amortization for the intangible assets excluding trade name of $10.2 million with indefinite useful life and in process software, over the next five years, is as follows:

(Thousands of Dollars)
2017	$6,082
2018	3,537
2019	3,454
2020	3,375
2021	3,307

(5)    Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2013	$49,363
Foreign currency translation	(350)
Goodwill as of December 31, 2014	$49,013
Foreign currency translation	(131)
Goodwill as of December 31, 2015	$48,882
Acquisition of Trican	1,596
Goodwill as of December 31, 2016	$50,478
Goodwill recognized in connection with the acquisition of Trican’s U.S. Operations was allocated to the Completion Services segment. Refer to Note 3 (Acquisition) for further details. There were no triggering events

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

identified and no impairment recorded since inception and for the years ended December 31, 2016, 2015 and 2014, respectively.

(6)    Inventories, net
Inventories, net consisted of the following at December 31, 2016 and 2015:

	(Thousands of Dollars)
	Year ended December 31,
	2016	2015
Sand, including freight	$6,520	$2,048
Chemicals and consumables	4,774	345
Materials and supplies	4,597	2,275
Total inventory, net	$15,891	$4,668
The Company reviews the carrying value of inventory on a quarterly basis to verify that inventory is measured at the lower of cost or market value.
See Note 17 (Commitments and Contingencies) for information on the Company’s inventory-related purchase obligations.

(7)    Property and Equipment, net
Property and equipment at December 31, 2016 and December 31, 2015 were as follows:

	(Thousands of Dollars)
	December 31,
	2016	2015
Land	$5,166	$1,316
Building and leasehold improvements	30,750	12,374
Office furniture, fixtures and equipment	4,780	2,269
Machinery and equipment	514,017	303,715
	554,713	319,674
Less accumulated depreciation	(261,292)	(167,980)
Construction in progress	788	1,931
	$294,209	$153,625
The machinery and equipment balance as of December 31, 2016 and 2015 includes $10.1 million of hydraulic fracturing equipment under capital lease. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $5.7 million and $3.0 million as of December 31, 2016 and December 31, 2015, respectively. In addition, machinery and equipment as of December 31, 2016 includes $2.4 million of vehicles under capital lease resulting from the acquisition of Trican’s U.S. Operations. Accumulated depreciation related to these items was $0.6 million as of December 31, 2016. Refer to Note 8 (Long-Term Debt) for further details.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Total depreciation for the years ended December 31, 2016, 2015 and 2014 was $95.3 million, $64.6 million and $62.3 million, respectively.
There were no triggering events identified and no impairment recorded for the year ended December 31, 2016. During the year ended December 31, 2015, the Company recorded $0.3 million impairment on its drilling rig fleet, as the continued fall in commodity prices resulted in a decline in the anticipated utilization rates for the drilling rig fleet, indicating these long-lived assets may not be recoverable. No impairment was recorded in 2014.

(8)    Long-Term Debt
Long-term debt at December 31, 2016 and 2015 consisted of the following:

	(Thousands of Dollars)
	December 31,
	2016	2015
Notes due August 8, 2019	$190,000	$193,750
Term Loan due March 16, 2021	98,103	—
Capital lease	8,075	8,107
Related Party Loan	—	22,174
Less: Unamortized debt discount and debt issuance costs	(18,353)	(8,857)
Total debt	277,825	215,174
Less: Current portion	5,145	4,660
Long-term debt, including capital leases	$272,680	$210,514
In March 2016, the related party loan with a principal amount of $20.0 million was contributed and exchanged for Class A Units in the Company, and accrued interest of $2.6 million was forgiven and canceled. As a result, the total amount of $22.6 million was recorded as a capital contribution. See Note 18 (Related Party Transactions) for further details.
2016 ABL Facility
On August 8, 2014, KGH Intermediate Holdco II, LLC (“Holdco II”) and certain of its subsidiaries entered into an Amended and Restated Revolving Credit and Security Agreement (the “2016 ABL Facility”) with PNC Bank, National Association, as lender and administrative agent, which provided for a $30 million asset based revolving credit loan. Loans under the 2016 ABL Facility bore interest by reference, at Holdco II’s election, to the base rate or the London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 0.75% on base rate loans and 2.25% on LIBOR rate loans. The 2016 ABL Facility matures on January 8, 2019.
 On April 7, 2015, Holdco II and certain of its subsidiaries entered into the Second Amendment to the Amended and Restated Revolving Credit and Security Agreement, which, among other things, increased the commitment amount under the 2016 ABL Facility to $50 million and increased the formula amount of the borrowing base to include the value of certain specifically identified equipment.
 On March 16, 2016, in connection with the Trican Transaction, Holdco II and certain of its subsidiaries entered into the Third Amendment to the Amended and Restated Revolving Credit and Security Agreement (the “2016 ABL Facility”), which, among other things, increased the commitment amount of the 2016 ABL Facility to $100 million and increased the applicable margin to 2.25% on base rate loans and 4.00% on LIBOR rate loans,

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

subject to reductions. A letter of credit in the amount of $2.0 million was issued against the Revolver to CIT Finance LLC (“CIT”) relating to a capital lease (see Capital Leases).
Amounts outstanding under the 2016 ABL Facility bear interest at a rate per annum equal to, at our option, (a) the base rate, plus an applicable margin equal to (i) 2.25% or (ii) if the borrowers maintain a fixed charge coverage ratio of 1.00 to 1.00 for 4 consecutive fiscal quarters, 1.25% or (b) the LIBOR rate, plus an applicable margin equal to (i) 4.00% or (ii) if the borrowers maintain a fixed charge coverage ratio of 1.00 to 1.00 for 4 consecutive fiscal quarters, 3.00%. Following an event of default, the 2016 ABL Facility bears interest at the rate otherwise applicable to such loans at such time plus an additional 2.00% per annum during the continuance of such event of default, and the letter of credit fees increase by 2.00%.
There were no amounts outstanding under the 2016 ABL Facility as of December 31, 2016 and December 31, 2015. The Company’s availability under the 2016 ABL Facility was $40.3 million and $32.6 million as of December 31, 2016 and December 31, 2015, respectively. Holdco II is required to pay a quarterly commitment fee of 0.75% to 1.50% on the unused portion of the 2016 ABL Facility. Holdco II is subject to certain customary affirmative and negative covenants related to its borrowings, including maintaining a fixed charge coverage ratio of not less than 1.00 to 1.00, which is only tested following the occurrence of a covenant trigger event, i.e. when the liquidity on any day is less than or equal to the greater of (i) $12.5 million and (ii) an amount equal to the lesser of (x) 20% of the formula amount and (y) $20.0 million. The covenant trigger event is deemed to be continuing until liquidity exceeds these thresholds for thirty consecutive days. As of December 31, 2016 Holdco II did not have any covenant trigger events.
The Company incurred debt issuance costs of $1.7 million, $0.4 million and $0.10 million associated with these transactions for the years ended December 31, 2016, 2015 and 2014, respectively. Unamortized debt issuance costs on the 2016 ABL Facility amounted to $1.4 million and $0.3 million as of December 31, 2016 and 2015, respectively, and were recorded within other long-term assets. Amortization of deferred debt issuance costs associated with the ABL Facility was $0.6 million, $0.1 million and nil for the years ended December 31, 2016, 2015 and 2014, respectively.
Senior Secured Notes
On August 8, 2014, Holdco II and certain of its subsidiaries entered into a Note Purchase Agreement (the “NPA”) with U.S. Bank National Association (“U.S. Bank”), acting as administrative agent for the purchasers thereunder. Under the NPA, Holdco II issued senior secured notes (the “Notes”) in an aggregate principal amount of $150 million, of which approximately $122.9 million of the proceeds were used to retire existing debt. As a result of this transaction, the Company recognized a loss on debt extinguishment in the amount of $2.3 million representing the unamortized debt issuance costs on the existing debt. On September 24, 2014, Holdco II issued an additional borrowing under the delayed draw Notes in the aggregate principal amount of $50 million, bringing the total outstanding principal amount to $200 million. The Notes bear interest at LIBOR plus 7.50%, subject to a 1.00% floor, and mature on August 8, 2019. Principal payments of $1.3 million plus interest are due quarterly. The Notes are secured by property and equipment and other assets and are guaranteed by KGH Intermediate Holdco I, LLC (“Holdco I”) and certain of its subsidiaries.
On March 16, 2016, in connection with the Trican Transaction, Holdco II and certain of its subsidiaries entered into the Fourth Amendment to the NPA, which, among other things, converted the variable interest rate of LIBOR plus 7.50%, subject to a 1.00% floor, to a fixed rate of 12.00%. Any overdue principal amount in respect of the Notes bears interest at the rate otherwise applicable to the Notes at such time plus an additional 2.00%. The NPA is required to be prepaid with: (a) 100% of the net cash proceeds of certain asset sales, casualty events and other dispositions in excess of an aggregate amount of $1.0 million in any fiscal year, subject to certain exceptions and reinvestment rights; (b) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

under the NPA); and (c) 50% of excess cash flow minus certain optional prepayments on and after the date the Term Loan has been paid in full.
Holdco II executed an interest rate swap that mirrors its existing interest rate swap to offset the impact of future changes in LIBOR.  As a result of the hedged forecasted cash flows becoming no longer probable of occurring, the Company discontinued hedge accounting prospectively for the existing swap and de-designated it as no longer being part of a hedging relationship. Both the existing interest rate swap and the new one are accounted for at fair value through earnings with unrealized gains (losses) recognized within interest expense prospectively. See Note 10 (Derivatives). The Company accounted for the amended interest rate as a debt modification and capitalized additional debt issuance costs of $4.2 million, which represented fees paid to holders of the Notes.
The Company capitalized $10.5 million of deferred financing costs during 2014 and an additional $0.5 million during 2015 in connection with the aforementioned $200 million of Notes. During 2016, the Company capitalized $4.2 million of debt issuance costs associated with Fourth Amendment to the NPA.
The Company recorded amortization of debt issuance costs associated with the Notes of $2.8 million, $2.0 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The NPA contains various affirmative and negative covenants including a financial covenant, which requires compliance with a minimum fixed charge coverage ratio of not less than 1.00:1.00. This covenant is only tested following occurrence of a covenant trigger event, i.e. when the liquidity on any day is less than or equal to $20 million. The covenant trigger event is deemed to be continuing until excess availability exceeds $20 million for thirty consecutive days. The Company was in compliance with covenants under the NPA as of December 31, 2016.
The principal balance of the Notes was $190.0 million and $193.8 million as of December 31, 2016 and 2015, respectively.
2016 Term Loan Facility
On March 16, 2016, in connection with the Trican Transaction, Holdco II entered into a Credit Agreement (the “2016 Term Loan Facility”) with CLMG Corp., acting as administrative agent for the lenders thereunder. The 2016 Term Loan Facility provides for a first lien term loan (the “Term Loan”) in the principal amount of $100 million. The Term Loan bears interest by reference, at Holdco II’s election, to the base rate or LIBOR rate, plus an applicable margin of 6.00% on base rate loans and 7.00% on LIBOR rate loans, subject to a 1.50% floor. The Term Loan matures on March 16, 2021 or if the Notes mature on or prior to March 16, 2021, then the date that is 91 days prior to the earlier of (i) March 16, 2021 and (ii) the date of the maturity of the obligations under the NPA. Principal payments of $0.625 million plus interest are due quarterly. The Term Loan is secured by property and equipment and other assets, and is guaranteed by Holdco I and certain of its subsidiaries.
In conjunction with the 2016 Term Loan Facility, Holdco II executed a new interest rate swap effective March 31, 2016 through May 9, 2019 which was designated as a cash flow hedge. Under the terms of the interest rate swap, Holdco II receives LIBOR based variable interest rate payments, subject to a 1.50% floor, and makes payments based on a fixed rate of 1.868%, thereby effectively creating the equivalent of fixed-rate debt for the notional amount hedged of the 2016 Term Loan Facility. As of December 31, 2016, the notional amount of the interest rate swap was $98.1 million, decreasing quarterly to match the outstanding balance of the 2016 Term Loan Facility.
The 2016 Term Loan Facility contains various affirmative and negative covenants including a financial covenant which is the same as the financial covenant under the NPA. The Company was in compliance with covenants under the 2016 Term Loan Facility as of December 31, 2016.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

In connection with the initial borrowings under of the Term Loan, the Company incurred $8.8 million and $0.3 million of debt issuance costs for the years ended December 31, 2016 and 2015, respectively. The total amount of debt issuance costs includes $2.0 million of fees paid to the administrative agent recorded as an original issue discount. The Company recorded the Term Loan on the balance sheet at its outstanding principal amount, net of the unamortized debt issuance costs and unamortized debt discount. The Company recorded amortization of debt discount and debt issuance costs associated with the Term Loan of $0.8 million for the year ended December 31, 2016.
Maturities of Term Loan and Notes for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2017	$7,500
2018	8,750
2019	181,250
2020	2,500
2021	88,103
$288,103
On January 25, 2017, KGI completed the IPO. The net proceeds received from the IPO were used to fully repay the Company’s Term Loan balance of approximately $99 million and the associated prepayment penalty of $13.8 million and repay $50 million of the Notes, and in addition, approximately $0.5 million of prepayment premium related to such repayment.
Deferred Financing Costs
Costs incurred to obtain financing are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the consolidated statements of operations and comprehensive (loss) and was $4.2 million, $2.1 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In connection with the adoption of ASU 2015-03, as of December 31, 2015, the Company reclassified short-term deferred financings costs of $2.1 million and long-term deferred financing costs of $6.8 million from other current assets and other non-current assets, respectively, to current maturities of long-term debt and to long-term debt, less current maturities, respectively.
In connection with the retrospective adoption of ASU 2015-15, the Company recorded $0.4 million of unamortized deferred financing costs related to the Revolver and capital lease obligation within other long-term assets, as of December 31, 2015.
Capital Leases
The Company leases certain machinery, equipment and vehicles under capital leases that expire between 2016 and 2019. The capital lease obligation for fracturing equipment obtained through a capital lease with CIT has a lease term of 60 months and interest rate of 4.73% per annum. Total interest expense incurred on this lease was $0.3 million, $0.4 million and $0.04 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total remaining principal balance outstanding on the CIT lease as of December 31, 2016 and 2015 was $6.3 million and $8.0 million, respectively. The Company leases certain machinery and equipment under a capital lease that expires

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

in 2018. Total remaining principal balance outstanding on this lease as of December 31, 2016 and 2015 was $0.04 million and $0.07 million, respectively.
As part of the acquisition of Trican’s U.S. Operations, the Company assumed capital leases for light weight vehicles with ARI Financial Services Inc. The lease terms on the vehicles range from 36 to 60 months and interest rates range from 2.25% to 3.75%. The outstanding capital lease obligation balance was $1.7 million as of December 31, 2016.  Depreciation of assets held under capital leases is included within depreciation expense.
Future annual capital lease commitments, including the interest component as of December 31, 2016 for the next five years are listed below:

(Thousands of Dollars)
Year-end December 31,
2017	$2,945
2018	2,885
2019	2,842
2020	—
Subtotal	8,672
Less amount representing interest(1)	(597)
Total	$8,075

(1)	Amount necessary to reduce net minimum payments to present value calculated at the Company’s implicit rate at inception.
Related Party Loan
For additional information on the related party indebtedness, see Note 18 (Related Party Transactions).

(9)    Significant Risks and Uncertainties Including Business and Credit Concentrations
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the year ended December 31, 2016, sales to Completion Services customers represented 98% and 212% of the Company’s consolidated revenue and gross profit, respectively. During the year ended December 31, 2015, sales to Completion Services customers represented 99% and 99% of the Company’s consolidated revenue and gross profit, respectively. In 2014, sales to Completion Services customers represented 97% and 95% of the Company’s consolidated revenue and gross profit, respectively.
The Company depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, which in turn is affected by current and expected levels of oil and natural gas prices. As a result of depressed oil prices from late 2014 into early 2016, the energy services industry has been in a downturn characterized by excess equipment capacity across the U.S. Completion Services and Other Services markets. This downturn has impacted the demand for the Company’s services and ability to negotiate pricing that will generate desirable margins. Through its impairment analyses, the Company determined the carrying values of its goodwill and the majority of its long-lived and indefinite-lived assets were recoverable based on the Company’s forecast model.
For the year ended December 31, 2016, revenue from the top three customers individually represented 18%, 15% and 15% of the Company’s consolidated revenue. For the year ended December 31, 2015, revenue from two customers individually represented 38% and 21% of the Company’s consolidated revenue. For the year ended

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

December 31, 2014, revenue from two customers individually represented 30% and 23% of the Company’s consolidated revenue. Revenue is earned from each of these customers within the Company’s Completion Services segment.
For the year ended December 31, 2016, purchases from one supplier represented approximately 5% to 10% of the Company’s overall costs. During the year ended December 31, 2015, purchases from four suppliers represented approximately 5% to 10% of the Company’s overall costs. The costs for each of these customers were incurred within the Company’s Completion Services segment.
For the years ended December 31, 2016, 2015 and 2014, revenues from the Company’s Canadian operations were nil, $6.9 million and $18.6 million, respectively. The Company began to wind-down its Canadian operations in April 2015. See Note 19 (Wind-down of a Foreign Subsidiary).

(10)    Derivatives
Holdco II uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt. Holdco II does not speculate using derivative instruments.
On March 16, 2016, Holdco II converted its Notes issued pursuant to the NPA from variable rate to a fixed rate debt and separately executed the 2016 Term Loan Facility with a variable interest rate. At that date, the existing interest rate swap, which had LIBOR based variable interest rate payments, subject to a 1.00% floor, no longer qualified for hedge accounting as the 2016 Term Loan Facility has LIBOR based variable interest rate payments, subject to a 1.50% floor.
As a result of the hedged forecasted cash flows becoming no longer probable of occurring, the Company discontinued hedge accounting prospectively and de-designated the interest rate swap as no longer being part of a hedging relationship. The net derivative loss calculated based on the fair value of the swap on the date of the discontinuance of the hedge accounting of $3.0 million was reclassified from AOCI to earnings due to it becoming probable that the forecasted transaction will not occur in the originally specified time period. The derivative is accounted for at fair value through earnings with unrealized gains (losses) recorded within interest expense prospectively.
Rather than terminate the existing interest rate swap, Holdco II executed an offsetting, at-market interest rate swap. Neither of the offsetting swap transactions is designated as a hedge for accounting purposes. As a result of the offsetting swap transaction, the Company is required to make quarterly cash payments totaling $2.8 million to the swap counterparty through August 2019. Of this amount, $0.4 million has been paid through December 31, 2016. The remaining $2.4 million will be paid as follows:

(Thousands of Dollars)
Year	Average Notional	Remaining Payments(1)
2017	140,156	$(840)
2018	135,938	(1,022)
2019	132,188	(502)
Total		$(2,364)

(1)
The remaining payments are locked in and calculated by taking the difference between the original swap which pays a fixed rate of 2.061% and the offsetting swap which receives a fixed rate of 1.47% multiplied by the notional.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

In conjunction with the 2016 Term Loan Facility, Holdco II executed a new interest rate swap effective March 31, 2016 through May 9, 2019 which was designated as a cash flow hedge. Under the terms of the interest rate swap, Holdco II receives LIBOR based variable interest rate payments, subject to a 1.50% floor, and makes payments based on a fixed rate of 1.868%, thereby effectively creating the equivalent of fixed-rate debt for the notional amount hedged of the 2016 Term Loan Facility. As of December 31, 2016, the notional amount of the interest rate swap was $98.1 million, decreasing quarterly to match the outstanding balance of the 2016 Term Loan Facility.
The Company reports the fair value of derivative instruments on the consolidated balance sheets in other current assets, other noncurrent assets, other current liabilities, and other noncurrent liabilities. The Company determines the current and noncurrent classification based on when the transaction settlement is scheduled to occur. The Company nets the fair value of derivative instruments by counterparty in the accompanying consolidated balance sheets where the right to offset exists.
The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of December 31, 2016:
Other current asset	$—	$342	$342	$(342)	$—
Other noncurrent asset	129	—	129	(129)	—
Other current liability	(313)	(959)	(1,272)	342	(930)
Other noncurrent liability	—	(1,473)	(1,473)	129	(1,344)
As of December 31, 2015:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	(1,100)	—	(1,100)	—	(1,100)
Other noncurrent liability	(941)	—	(941)	—	(941)

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement which are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars).

	For the year ended December 31,
	2016	2015	2014	Location
Amount of loss recognized in AOCI on derivative(effective portion)	$(1,784)	$(2,765)	$(1,262)	AOCI
Amount of loss reclassified from AOCI into income (effective portion)	(603)	(1,578)	(408)	Interest Expense
Amount of loss reclassified from accumulated other comprehensive income (loss) into income as a result of originally forecasted transaction becoming probable of not occurring	(3,038)	—	—	Interest Expense
Amount of gain (loss) recognized in income on derivative (ineffective portion)	—	—	—	Interest Expense
The loss recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2016, $0.3 million of net losses will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under ASC 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Year Ended December 31,
Description	Location	2016	2015	2014
Gains/(Loss) on Interest Contracts	Interest expense	$240	$—	$—

(1)
Total gains and losses recorded in interest expense for the year ended December 31, 2016 related to derivatives was a net loss of $3.4 million. This is made up of a $3.0 million loss recognized as a result of reclassifying amounts from AOCI to income as a result of the originally forecasted transaction becoming probable of not occurring, a $0.6 million loss reclassified out of AOCI to income pursuant to hedge accounting, and a partially offsetting $0.2 million gain related to gains and losses from derivatives not under hedge accounting subsequent to the hedge accounting de-designation that occurred on March 16, 2016.

See Note 11 (Fair Value Measurements and Financial Instruments) for further information related to the Company’s derivative instruments.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(11)    Fair Value Measurements and Financial Instruments
The Company discloses the fair values of its assets and liabilities according to the quality of valuation inputs under the following hierarchy:

•	Level 1 Inputs: Quoted prices (unadjusted) in an active market for identical assets or liabilities.

•	Level 2 Inputs: Inputs other than quoted prices that are directly or indirectly observable.

•	Level 3 Inputs: Unobservable inputs that are significant to the fair value of assets or liabilities.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2016 and 2015, respectively. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative, long-term debt, capital lease obligations and contingent liability. The carrying values of all the Company’s financial instruments included in the accompanying balance sheets approximated or equaled their fair values at December 31, 2016 and 2015.

•
The carrying values of cash and cash equivalents, accounts receivable and accounts payable (including accrued liabilities) approximated fair value at December 31, 2016 and 2015, due to their short-term nature.

•
The carrying value of amounts outstanding under long-term debt agreements with variable rates approximated fair value at December 31, 2016 and 2015, as the variable interest rates approximated market rates.

•
The fair market value of the derivative financial instrument reflected on the balance sheet as of December 31, 2016 and 2015 was determined using industry-standard models that consider various assumptions including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.

Recurring Fair Value Measurement
The following table presents the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at December 31, 2016 and 2015 (in thousands of dollars):

		Fair value measurements at reporting date using
	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivatives	2,274	—	2,274	—

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

		Fair value measurements at reporting date using
	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivatives	2,041	—	2,041	—

Non-Recurring Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired technology using the “income-based relief-from-royalty” method and the fair value of its non-compete agreement using the “lost income” approach. Assets acquired as a result of the acquisition of Trican’s U.S. Operations were recorded at their fair values on the date of acquisition. See Note 3 (Acquisition) for further details.
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
The Company recorded an impairment charge of $0.2 million associated with the non-compete agreement related to its Other Services segment during the year ended December 31, 2016.
In 2015, the Company recorded $2.4 million impairment on its definite-lived intangible assets, as a result of the loss of certain customer relationships related to the Company’s acquisition of Ultra Tech Frac Services, LLC (“UTFS”) and $0.3 million impairment on its drilling rig fleet, as the continued fall in commodity prices resulted in a decline in the anticipated utilization rates for the drilling rig fleet, indicating these long-lived assets may not be recoverable.
In 2014, the Company recorded $10.5 million impairment on its definite-lived intangible assets, primarily as a result of the termination of two customer contracts in its Completion Services and Other Services segments.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposits with financial institutions totaled $48.9 million and $53.4 million as of December 31, 2016 and 2015, respectively, which exceeded FDIC insured limits. The Company regularly monitors these institutions’ financial condition.
The credit risk from the derivative contract derives from the potential failure of the counterparty to perform under the terms of the derivative contracts. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is higher than BBB. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.
The majority of the Company’s trade receivables have payment terms of 30 days or less. As of December 31, 2016 trade receivables from the top four customers individually represented 15%, 14%, 13% and 12% respectively, of total accounts receivable. As of December 31, 2015, trade receivables from the top three customers individually

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

represented 54%, 26% and 17%, respectively, of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers.

(12)    Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions of up to 3.5% of compensation. Contributions made by the Company were $1.4 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(13)    Unit-Based Compensation
Class B Plan
On March 16, 2016, the Company canceled all outstanding Class C units issued under its Class C Management Incentive Plan (the “Class C Plan”) and issued Class B units under the Keane Management Holdings LLC Management Incentive Plan (“Class B Plan”). Using an applicable conversion ratio specific to each participant the Company issued 83,529 Class B units to former participants in the Class C Plan, of which 80,784 were fully vested upon issuance. The remaining 2,745 were subject to vesting based on the same time-based schedule that applied under a participant’s canceled Class C award agreement, subject to the participant’s continued employment, without regard to the achievement of any performance objectives that applied under the Class C units (see “Class C Plan” below). In addition, on March 16, 2016, the Company also issued 2,353 Class B units to a member of the Company’s management. These Class B units vest in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The grant date fair value of the Class B units issued on March 16, 2016 was $98.97.
The Company accounted for the exchange of Class C units for Class B units as a modification. In accordance with the requirements of ASC 718, the Company calculated incremental fair value on the difference between the fair value of the modified award and the fair value of the original award immediately prior to the modification. The incremental fair value related to vested units was recognized immediately as compensation expense. The incremental fair value of unvested units and any remaining unrecognized compensation of the original awards will be recognized as compensation expense over the remaining vesting period.
During the second quarter of 2016, the Company issued 1,177 Class B units to a member of the Company’s management. These Class B units vest in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The fair value on the grant date was $98.97 per Class B unit on the date of grant.
During the fourth quarter of 2016, the Company issued 6,471 Class B units to members of the Board of Directors of the Company and 7,647 to other management personnel. These Class B units vest in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The fair value on the grant date was $73.20 per Class B unit on the date of grant.
Rollforward of Class B units issued during the year ended December 31, 2016 is as follows:

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31, 2016
	Number of Class B Units	Weighted average grant date fair value
Total non-vested at the beginning of the year	—
Units replaced	83,529	$98.97
Units issued	17,647	78.35
Units vested	(82,255)	98.60
Units canceled or forfeited	(3,137)	98.97
Non-vested balance at the end of the year	15,784	77.84
Non-cash compensation cost related to Class B units recognized in operating results was $2.0 million. In addition, the Company recognized $0.1 million reduction in unit compensation due to forfeitures for the years ended December 31, 2016. Total unrecognized compensation cost related to unvested Class B units was $1.3 million as of December 31, 2016. These costs were expected to be recognized over the weighted average remaining vesting period of 2.6 years.
The Company used the Option-Pricing Method to value Class B units. Since the Company’s equity was not publicly traded, expected volatility was estimated based on the volatility of similar entities with publicly traded equity. The risk-free rate for the expected term of the units was based upon the observed yields of U.S. Treasury STRIPS interpolated to match the expected time to liquidity. The Company also calculated the discount for lack of marketability using the Finnerty protective put model. The time to liquidity was based upon the expected time to a successful liquidity event.
On January 20, 2017, upon consummation of the IPO of Keane Group Inc., the Class B units issued to the members of the Board of Directors were converted into 114,580 shares in Keane Group Inc. at the IPO offering price of $19.00 per share.
Assumptions used in calculating the fair value of Class B units granted during the year are summarized below:

Weighted Average for the Year Ended December 31, 2016
Valuation assumptions:
Expected dividend yield	0%
Expected equity volatility	99.8%
Expected term (years)	2.5
Risk-free interest rate	1.0%
Lack of marketability discount	29.3%
Weighted average fair value per Class B Unit	$95.73
Class C Plan
Prior to the completion of the Trican Transaction, the Company sponsored the Class C Plan to grant Class C units to management. Under the Class C Plan, a maximum of 149,425 Class C units were authorized, of which 113,283 were outstanding as of December 31, 2015. The Class C units granted under the Class C Plan vested based on the participants continued employment with the Company (“Time-Based Units”) and based on the achievement of performance objectives as determined by the Compensation Committee (“Performance-Based Units”). Generally,

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

the Time-Based Units vested one-third on each of the first three anniversary dates of the grant date, subject to the participant’s continued employment. The Performance-Based Units vested over the same periods, subject to the attainment of certain performance objectives. As of March 16, 2016, of the total outstanding Class C units issued under the Class C Plan, 97,305 were fully vested and 4,408 were unvested.
The Company determined the fair value of the Class C unit awards with the assistance from a third-party valuation expert. The fair value of each Class C unit award was estimated on the date of grant using a Monte Carlo option pricing model. A significant input of the option pricing method was the enterprise value of Keane Group Holding, LLC. The Company estimated the enterprise value utilizing a combination of the income and market approaches. Additional significant inputs used in the option pricing method included the length of holding period, discount for lack of marketability and volatility.
The Company granted 8,815 and 5,510 Class C units in 2015 and 2014, respectively. During 2015 and 2014, 28,650 and 6,061 Class C units were bought back, respectively. The total amount paid during the years ended December 31, 2015 and 2014 for Class C unit buy backs was $0.2 million and $0.2 million, respectively. Furthermore, the Company recognized $0.2 million relating to withholding taxes on settlements for the year ended December 31, 2015.
Non-cash compensation cost related to Time-Based Units recognized in operating results during the years ended December 31, 2015 and 2014 was $0.2 million and $1.3 million, respectively. At December 31, 2015 and 2014, there was $0.2 million and $0.2 million, respectively, of total unrecognized compensation cost related to unvested Time-Based Units under the Class C Plan.
Non-cash compensation cost with respect to the vested portion of the Performance-Based Units recognized in operating results during the years ended December 31, 2015 and 2014 was $0.2 million and $1.1 million, respectively. The awards for Performance-Based Units were accounted for at fair value. With respect to the remaining unvested portion of the Performance-Based Units, no compensation cost had been recognized as of December 31, 2015, because the performance criteria had not been defined.
The inputs used to calculate the fair value determination of the 2015 performance-based awards are provided in the following table. Because the Company’s units were not publicly traded, expected volatility was estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the unit is based on the U.S. Treasury yield curve at the date of grant.

	2015	2014
Valuation assumptions:
Expected dividend yield	—%	—%
Expected volatility	60% - 70%	47.5%
Expected term (years)	2 - 3	2 - 5
Risk-free interest rate	0.80% - 1.10%	1.49%

(14)    Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) (“AOCI”) in the equity section of the balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2013	$(736)	$—	$(736)
Other comprehensive income (loss)	(1,148)	(854)	(2,002)
December 31, 2014	$(1,884)	$(854)	$(2,738)
Other comprehensive income (loss)	(741)	(1,187)	(1,928)
December 31, 2015	$(2,625)	$(2,041)	$(4,666)
Other comprehensive income (loss)	22	1,857	1,879
December 31, 2016	$(2,603)	$(184)	$(2,787)
The following table summarizes reclassifications out of accumulated other comprehensive income during the years ended December 31 (in thousands of dollars):

	Year ended December 31,			Affected line item in the consolidated statement of operations and comprehensive loss
	2016	2015	2014
Interest rate derivatives, hedging	$(3,641)	$(1,578)	$(408)	Interest expense
Foreign currency items	—	—	—	Other income
Total reclassifications	$(3,641)	$(1,578)	$(408)

(15)    Operating Leases
The Company has certain non-cancelable operating leases for various equipment and office facilities. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. There are no significant restrictions imposed on the Company by the leasing agreements with regard to asset dispositions or borrowing ability. Some lease arrangements include renewal and purchase options or escalation clauses. In addition, certain lease contracts acquired from Trican include rent holidays, rent concessions and leasehold improvement incentives. Leasehold improvements made at the inception of leases or during lease terms are amortized over the remaining period of 10 months to 35 years.
Rental expense for operations, excluding daily rentals and reimbursable rentals was $9.2 million, $6.3 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Sublease proceeds were $0.3 million, $0.05 million and nil for the years ended December 31, 2016, 2015 and 2014, respectively, all related to the subleased properties of Canadian operations and were recorded as a reduction of the Canadian Operations’ exit costs liability (see below).

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Minimum lease commitments under operating leases for the next five years are $32.0 million, as listed below:

Year-end December 31,	(Thousands of Dollars)
2017	$9,213
2018	8,282
2019	7,040
2020	3,499
2021 and Thereafter	3,953
Total	$31,987
The Company has three long-term operating leases in Canada that expire in 2018. The Company contracted sub-tenants for one of the leased properties during the fourth quarter of 2015 and for the other two properties in the second and fourth quarters of 2016. As of December 31, 2016, the total minimum sub-lease payments to be received in the future under the active subleases are $0.3 million in 2017 and $0.01 million in 2018.
Exit costs associated with real estate operating leases
The Company assumed several real estate operating leases in connection with the acquisition of Trican’s U.S. Operations. In an effort to consolidate its facilities and to reduce costs, the Company vacated eight of the combined properties and recorded a cease-use liability for the total amount of $8.1 million. Subsequent to the recording of the liability, the Company successfully negotiated exit agreements for four of the properties, resulting in net payments of $2.6 million. In December 2016, due to immediate need for office space, the Company made a decision to re-enter one of the leases acquired from Trican and renegotiated its terms. The Company moved into the renegotiated office space and vacated the outgrown facility in the first quarter of 2017. As a result, the amendment to the lease was accounted for as a new lease and exit liability associated with the lease in the amount of $2.4 million was reversed through the same line item in the statement of operations where it was previously recognized. Exit costs are presented within selling, general and administrative expense in the consolidated statement of operations.
The following table presents the roll forward of the exit cost liability (in thousands of dollars):

Year Ended December 31, 2016
Beginning balance at January 1, 2016	$—
Charges incurred	8,052
Reversal of liability due to change in estimate	(2,356)
Cash buyout of lease	(2,636)
Lease amortization and other adjustments	(1,390)
Total lease and contract obligations, ending balance	$1,670

(16)    Income Taxes
The Company is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, taxable income or loss is passed through to and included in the taxable income of the members, with the exception of the state of Texas. Limited liability companies are subject to Texas margin tax. Accordingly, with the exception of the state of Texas and its Canadian subsidiary, the Company is not a taxable

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company. The Company is liable for various other state and local taxes.
For the years ended December 31, 2016, 2015 and 2014, income (loss) from continuing operations before taxes consist of the following:

	(Thousands of Dollars)
	December 31,
	2016	2015	2014
Domestic	$(187,308)	$(64,470)	$(46,815)
Foreign	$221	$(172)	$1,229
Net loss	$(187,087)	$(64,642)	$(45,586)
Income taxes charged to income (loss) from continuing operations were as follows:

	(Thousands of Dollars)
	Year Ended December 31,
	2016	2015	2014
Current (benefit) provision:
State and local	$—	$—	$—
Foreign	$—	$(197)	$265
Total current provision	—	(197)	265
Deferred provision:
State and local	(114)	—	—
Foreign	—	990	101
Total deferred provision	(114)	990	101
Provision for income taxes	$(114)	$793	$366

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	(Thousands of Dollars)
	Year Ended December 31,
	2016	2015	2014
Deferred tax assets
Intangibles	231	139	—
Valuation allowance	(139)	(139)	—
Total deferred tax assets	92	—	—
Deferred tax liabilities
PP&E and intangibles	$—	$(22)	$(36)
Total deferred tax liabilities	—	(22)	(36)
Net deferred tax assets (liabilities)	$92	$(22)	$(36)

The valuation allowance for foreign deferred tax assets as of December 31, 2016 and 2015 of $0.1 million, is related to the Company’s tax basis in certain assets located in Canada, and it is more likely than not the deferred tax assets will not be realized.
The Company or one of its subsidiaries files income tax returns and is subject to an entity-level tax in Canada and Texas. The Company is currently open to audit under the statute of limitations by the Canadian Revenue Agency for the 2013 through 2015 tax years.  The Company is open to audit under the statute of limitations for the 2012 through 2016 tax years in the state of Texas. The Company had no provisions for uncertain tax positions as of December 31, 2016 and 2015.

(17)    Commitments and Contingencies
As of December 31, 2016 and 2015, the Company had $0.1 million and $1.1 million of deposits on equipment, respectively. There were no purchase commitments on equipment outstanding as of December 31, 2016 and $1.7 million of estimated purchase commitments at December 31, 2015.
In connection with the Company’s acquisition of UTFS in 2013, the Company made the final contingent consideration payment of $2.5 million in February 2015.
At December 31, 2016 and 2015, the Company had issued letters of credit under the 2016 ABL Facility of $2.0 million, which secured performance obligations related to the CIT capital lease. Refer to Note 8 (Long-Term Debt) for further details on the CIT capital lease.
On March 26, 2012, the Company entered into a railcar and transload agreement with B&H Rail Corporation (“B&H”). The agreement had an effective date of March 1, 2012 and a term of five years with a renewal option of three additional five-year terms. B&H owns a railspur and transloading facility located in Coopers, New York. This agreement required B&H to make certain property improvements and allowed the Company almost exclusive use of this terminal. As part of the agreement, the Company has committed annual volume obligations. In the event of any annual shortfall, the Company is subject to a penalty fee. The Company met the minimum commitment at

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

December 31, 2016. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a total charge of $0.02 million, $0.2 million and $0.5 million, respectively, associated with the committed shortfall.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and must pay penalties in the event of any shortfall. During the years ended December 31, 2016, 2015 and 2014 there were no shortfalls under these contracts.
In connection with acquisition of Trican’s U.S. Operations, the Company assumed obligations under three sand supply agreements. The Company is subject to minimum purchase requirements and must pay penalties in the event of any shortfalls. During the year ended December 31, 2016, the Company met minimum purchase commitments and did not recognize any shortfalls under these contracts.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of December 31, 2016 are listed below:

(Thousands of Dollars)
Year-end December 31,
2017	$20,555
2018	31,054
2019	29,805
2020	18,316
2021	8,583
$108,313
Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions as is typical of our industry. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. In accordance with US GAAP, we accrue for contingencies where the occurrence of a loss is probable and can be reasonably estimated. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its financial position or results of operations.
The company has been served with class and collective action claims alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and state laws. We are evaluating the background facts and at this time cannot predict the outcome of these claims and are not able to reasonably estimate the potential impact, if any, such outcome would have on our financial position, results of operations or cash flows.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Currently, the Company has not been fined, cited or

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

(18)    Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $1.0 million, $0.7 million and $0.3 million for these services during the years ended December 31, 2016, 2015 and 2014, respectively.
On December 23, 2014, the Company entered into a $20.0 million loan with KG Fracing Acquisition Corp. and S&K Management Services, LLC, affiliates of the Company (the “Related Party Loan”). The Related Party Loan had a scheduled maturity of November 8, 2019 and bore non-cash interest at 10.0% per annum. Total interest accrued on the Related Party Loan as of December 31, 2015 was $2.2 million. The Company recognized $0.4 million and $2.2 million of accrued interest expense on the Related Party Loan for the period from January 1 to March 15, 2016 and for the year ended December 31, 2015, respectively. On March 16, 2016, the Related Party Loan was contributed and exchanged for Class A Units of the Company, and the associated accrued interest expense was forgiven. As a result of this transaction, the Company recognized $22.6 million as a capital contribution from its equity holders.
The Company leased a residential house from a current employee which was discontinued in the second half of 2015. The Company paid $0.04 million and $0.09 million in rents associated with the lease during the year ended December 31, 2015 and 2014, respectively.

(19)    Wind-down of a Foreign Subsidiary
During the first quarter of 2015, the Company’s Canadian operations lost an open bid for the renewal of a customer contract that had been material to the foreign operations in prior years. Due to the loss of this contract, coupled with the unfavorable market conditions driven by low oil prices, management decided to exit wireline operations in Canada and implemented an exit strategy to dispose of the assets of the Canadian operations in multiple phases.
The phases were as follows:

•	Phase 1 included completing the remainder of the customer contract during the first quarter of 2015.

•	Phase 2 included disposing of the physical assets of the Canadian operations by selling them to third parties or transferring them to Keane Frac, LP during the second quarter of 2015.

•	Phase 3 included repatriating $8.0 million CAD ($6.7 million USD) of cash from Keane Completions CN Corp.

•
Phase 4 included settlement of the outstanding obligations of the Canadian operations. The Company has three long-term operating leases still in effect. These leases and any trailing costs are settled on an ad hoc

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

basis. The Company contracted sub-tenants for one of the leased properties during the fourth quarter of 2015 and for the other two properties in the second and fourth quarters of 2016.

•	Phase 5 included transitioning the $4.7 million CAD of goodwill related to the Completion Services segment from Keane Completions CN Corp. to Holdco II as of December 31, 2015.
As of this time, Management has no formal plan to substantially liquidate its Canadian subsidiary.
As of December 31, 2016, all material costs associated with the wind-down of the Canadian subsidiary have been identified, and we do not expect to incur any additional significant costs associated with the wind-down of the Canadian subsidiary. Exit costs were incurred within the Company’s Completion Services reportable segment. The Company did not incur any Canadian subsidiary exit related costs during the year ended December 31, 2016.  Exit costs incurred during the year ended December 31, 2015 and the line items where they appear on the consolidated statements of operations and comprehensive loss were as follows:

		(Thousands of Dollars)
Location in consolidated statements of operations and comprehensive loss	Description	Year ended December 31, 2015
Cost of services
	Severance pay	$208
Selling, general and administrative expenses
	Severance pay	$267
	Consulting and legal fees	39
	Retention pay	187
	Asset sales and disposals costs	525
	Lease exit costs	1,375
	Other costs	121
		$2,514
The activity in the exit liabilities related to lease and contract obligations recognized in connection with the wind-down of the Canadian operations, which are presented as accrued liabilities on the consolidated balance sheets, were as follows for the year ended December 31, 2016:

	(Thousands of Dollars)
	Year ended December 31,
	2016	2015
Beginning balance at January 1,	$759	$—
Charges incurred	—	1,707
Cash payments net of cash receipts	(290)	(491)
Currency lease accretion and other adjustments	(236)	(457)
Total lease obligations, ending balance	$233	$759

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

(20)    Limited Liability Company
As a limited liability company, the members are not liable for any debt, obligation or other liability of the Company. As noted in Note 1(b), the Company restructured its legal entities on March 2, 2011. The Company shall continue in perpetuity until terminated.
As of December 31, 2016 the Company had three classes of units – Class A units, Class B units and Class C units.
There are 1,000,000 of Class A units of which 10% is held by Trican Well Services, L.P., 23% by KGH Investor Holdings LLC, 53% by KG Fracing Acquisition Corp. and the remaining 14% by the Keane family. Class A units have voting rights, priority of distributions and a liquidation preference of $468 million.
Class B units include 85,882 units held by Keane Management Holdings utilized for issuance of Class B Units under the Class B Incentive Plan. Class B units have no voting rights and participate in distributions in excess of the Class A liquidation preference.
On March 16, 2016, in connection with the acquisition of Trican’s U.S. Operations, the Company issued to Trican Well Service, L.P. 100,000 Class A units and 294,117.65 fully vested Class C units. The total estimated fair value of Class A units was $36.0 million and estimated fair value of Class C units was $6.7 million. Class C units participate in distributions above certain thresholds in the event of specified liquidation events as described in the Third Amended and Restated Limited Liability Company Agreement of Keane Holdings, LLC. Class C unit holders do not have voting rights.
 Valuation assumptions used in calculating the fair value of Class A units and Class C units are summarized below:

	Class A	Class C
Valuation assumptions:
Expected dividend yield	0.0%	0.0%
Expected equity volatility	53.8%	154.3%
Expected term (years)	2.5	2.5
Risk-free interest rate	1.05%	1.0%
Lack of marketability discount	18.1%	31.9%

Refer to Note 25 (Subsequent Events) for discussion of the Organizational Transactions and the IPO.

(21)    Business Segments
Management operates the Company in two reporting segments: Completion Services and Other Services. In connection with the Trican Transaction, the Company allocated Trican’s U.S. Operations’ hydraulic fracturing business to the Completion Services segment and its coiled tubing, cementing and other businesses to the Other Services segment.
Completion Services.    The Company’s Completion Services segment includes its hydraulic fracturing and wireline businesses. The Company’s customers use its hydraulic fracturing services to enhance the production of oil

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

and natural gas from formations with low permeability. The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid—typically a mixture of water, chemicals and guar—into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant which become lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well. Proppant generally consists of raw sand, resin-coated sand or ceramic particles. The fracturing fluid is engineered to lose viscosity, or “break,” and is subsequently removed from the formation, leaving the proppant suspended in the mineral fractures.
In addition, the Company also provides wireline services. Wireline services involve the use of a single truck equipped with a spool of wireline that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment for well completion, well intervention, pipe recovery and reservoir evaluation purposes. The Company typically provides its wireline services in conjunction with its hydraulic fracturing services in “plug-and-perf” well completions to maximize efficiency for the Company’ customers. “Plug-and-perf” is a multi-stage well completion technique for cased-hole wells that consists of pumping a plug and perforating guns to a specified depth. Once the plug is set, the zone is perforated and the tools are removed from the well, a ball is pumped down to isolate the zones below the plug and the hydraulic fracturing treatment is applied. The ball-activated plug diverts fracturing fluids through the perforations into the formation. The ability to provide both the wireline and hydraulic fracturing services required for a “plug-and-perf” completion increases efficiencies for customers by reducing downtime between each process, which in turn allows the Company to complete more stages in a day and ultimately reduces the number of days it takes a customer to complete a well.
The Company provides its Completion Services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation and the Bakken Formation.
Other Services: Other Services is comprised of coiled tubing, cementing, acidizing and nitrogen services.
Coiled Tubing: The Company provides various coiled tubing services to facilitate well servicing and workover operations as well as the completion of horizontal wells. Coiled tubing services involve the use of a flexible, continuous metal pipe spooled on a large reel which is then lowered into oil and natural gas wells to perform various workover applications, including wellbore clean outs and maintenance, nitrogen services, thru-tubing fishing, and formation stimulation using acid and other chemicals. Advantages of utilizing coiled tubing over a more costly workover rig include: (i) the smaller size and mobility of a coiled tubing unit compared to a workover rig, (ii) the ability to perform workover applications without having to “shut-in” the well during such operations, (iii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, and (iv) the ability to direct fluids into a wellbore with more precision. Larger diameter coiled tubing units have recently been utilized for horizontal well completion applications such as (i) the drill out of temporary isolation plugs that separate frac zones, (ii) the clean out of the well for final production after the hydraulic fracturing job has been completed and (iii) in conjunction with hydraulic fracturing operations to stimulate zones not requiring high pressures or significant proppant volume.
Drilling, Cementing, Acidizing and Nitrogen Services: The Company is also equipped to offer their customers drilling, cementing, acidizing and nitrogen-based well stimulation services.
During 2016, in connection with the acquisition of Trican’s U.S. Operations, the Company reassessed the composition of its reportable segments effective January 1, 2016. The change in the reportable segments resulted from the change in the structure of internal organization and was reflected through retrospective presentation of prior period segment information. As such, the corresponding information for 2015 and 2014 has been restated to present segment information on a comparable basis.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Management evaluates the performance of each segment based on gross profit and operating (loss) income. All inter-segment transactions are eliminated in consolidation.
The following tables present financial information with respect to the Company’s segments. Corporate and other represents costs not directly associated with an operating segment, such as interest expense and corporate overhead. Corporate assets include cash, deferred financing costs, derivative and entity-level machinery and equipment.

	(Thousands of Dollars)
	Year Ended December 31,
	2016	2015	2014
Operations by business segment
Revenue:
Completion Services	$410,854	$363,820	$383,173
Other Services	9,716	2,337	12,661
Total revenue	$420,570	$366,157	$395,834
Gross profit by business segment
Completion Services	$8,963	$58,784	$68,390
Other Services	(4,735)	777	3,726
Total gross profit	$4,228	$59,561	$72,116
Operating (loss) income:
Completion Services	$(80,563)	$(11,260)	$5,496
Other Services	(10,156)	(3,864)	(12,022)
Corporate and Other	(58,985)	(24,587)	(26,169)
Total operating (loss)	$(149,704)	$(39,711)	$(32,695)
Capital expenditures(1):
Completion Services	$176,316	$27,228	$140,927
Other Services	18,428	8	407
Corporate and Other	34,349	10	59
Total capital expenditures	$229,093	$27,246	$141,393
Depreciation and amortization:
Completion Services	$89,432	$65,114	$62,579
Other Services	5,087	3,169	5,156
Corporate and Other	6,460	1,264	519
Total depreciation and amortization	$100,979	$69,547	$68,254
Impairment:
Completion Services	$—	$2,443	$506
Other Services	185	1,471	10,592
Corporate and Other	—	—	—
Total impairment	$185	$3,914	$11,098

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Exit Costs:
Completion Services	$—	$2,722	$—
Other Services	—	—	—
Corporate and Other	5,696	—	—
Total exit costs	$5,696	$2,722	$—
Income tax provision:
Completion Services	$(114)	$—	$—
Corporate and Other	—	793	366
Total income tax:	$(114)	$793	$366
Revenue by geography:
United States	$420,570	$359,289	$377,230
Canada	—	6,868	18,604
Total revenue	$420,570	$366,157	$395,834

(1)
Capital expenditures include assets of $205.5 million from the acquisition of Trican’s U.S. Operations, comprising of $154.5 million allocated to Completions Services, $17.9 million to Other Services and $33.1 million to Corporate Services.

	(Thousands of Dollars)
	Year Ended December, 31
	2016	2015
Total assets by segment:
Completion Services	$412,947	$267,250
Other Services	18,485	7,064
Corporate and Other	105,508	50,481
Total assets	$536,940	$324,795

Total assets by geography:
United States	$535,395	$322,193
Canada	1,545	2,602
Total assets	$536,940	$324,795

Goodwill by segment:
Completion Services	$50,478	$48,882
Other Services	—	—
Corporate and Other	—	—
Total goodwill	$50,478	$48,882

(22)    Selected Quarterly Financial Data
The following table sets forth certain unaudited financial and operating information for each quarter of the years ended December 31, 2016, 2015 and 2014. The unaudited quarterly information includes all adjustments that, in the

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Year Ended December 31, 2016
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$61,195	$91,589	$116,753	$151,033
Costs of services (excluding depreciation and amortization, shown separately)	67,845	85,039	120,480	142,978
Depreciation and amortization	13,968	27,723	30,256	29,032
Selling, general and administrative expenses	20,160	15,356	9,394	7,858
Impairment	-	-	-	185
Total operating costs and expenses	101,973	128,118	160,130	180,053
Operating loss	(40,778)	(36,529)	(43,377)	(29,020)
Other expense (income), net	(133)	(874)	470	(379)
Interest expense	8,408	10,037	9,963	9,891
Total other expenses	8,275	9,163	10,433	9,512
Net loss	$(49,053)	$(45,692)	$53,810	$(38,532)

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31, 2015
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$119,249	$108,675	$84,250	$53,983
Costs of services (excluding depreciation and amortization, shown separately)	100,648	85,270	70,333	50,345
Depreciation and amortization	19,525	17,509	16,051	16,462
Selling, general and administrative expenses	6,170	6,878	5,848	6,915
Impairment		—	3,914	—
Total operating costs and expenses	126,343	109,657	96,146	73,722
Operating loss	(7,094)	(982)	(11,896)	(19,739)
Other expense (income), net	1,447	(221)	54	201
Interest expense	5,791	5,883	5,984	5,792
Total other expenses	7,238	5,662	6,038	5,993
Net loss	$(14,332)	$(6,644)	$(17,934)	$(25,732)

(23)    Recently Adopted Accounting Standards
In January 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Income Statement—Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates from U.S. GAAP the concept of extraordinary items. The ASU is effective for annual periods beginning after December 15, 2015. The Company implemented the provisions of ASU 2015-01, prospectively, effective January 1, 2016. The adoption of ASU 2015-11 did not have a material impact on the consolidated financial statements of the Company.
In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The ASU also requires amortization of debt issuance costs to be reported as interest expense. The ASU is effective for annual periods beginning after December 15, 2015. The Company adopted this Standard effective January 1, 2016 on a retrospective basis and presented all debt issuance costs net within long-term debt. Refer to Note 8 (Long-Term Debt) for quantification of the impact of the adoption of this ASU.
In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which allows for debt issuance costs associated with line-of-credit arrangements to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

outstanding borrowings on the line-of-credit arrangement. The ASU is effective for annual periods beginning after December 15, 2015. The Company implemented the provisions of ASU 2015-15 on January 1, 2016. Refer to Note 8 (Long-Term Debt) for quantification of the impact of the adoption of this ASU.
In December 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires adjustments to provisional amounts in a business combination be recognized in the reporting period in which the adjustment amounts are determined, eliminating the requirement to retrospectively account for those adjustments. The ASU also requires companies to disclose the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company will apply the provisions of ASU 2015-16 to any measurement period adjustments that arise subsequent to January 1, 2016.
In August 2014, the FASB issued ASU No 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for fiscal years, and interim periods within those years, ending after December 15, 2016, with early application permitted. The Company implemented the provision of ASU 204-15 on January 1, 2016. The adoption of ASU 2014-15 did not have any impact on the consolidated financial statements of the Company.

(24)    Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its various revenue streams and established processes. The Company’s approach includes performing a detailed review of all contracts within our various reporting units and comparing historical accounting policies and practices to the new accounting guidance. The Company’s implementation plan also includes identifying and establishing new policies, procedures and controls related to accounting for contracts with customers and quantifying any adoption date adjustments. The Company will adopt this standard utilizing the modified retrospective method.
During 2016, FASB issued ASU 2016-08, “Principal versus Agent”, ASU 2016-10, “Licenses of Intellectual Property (IP) and Identification of Performance Obligations”, ASU 2016-12, “Narrow Scope Improvements and Practical Expedients”, and ASU 2016-20, “Technical Corrections and Improvements”. All these ASUs are designed to address various issues raised by the constituents to the Transition Resource Group (TRG) and help minimize diversity in practice in applying ASU 2014-09, “Revenue from Contracts with Customers.” The Company will adopt these standards utilizing the modified retrospective method concurrently with the adoption of ASU 2014-09.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

In July, 2015, the FASB issued ASU 2015-11, “Inventory, Simplifying the Measurement of Inventory”, which requires that an entity should measure inventory at the lower of cost and net realizable value. The realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company will adopt this standard as of January 1, 2017. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The ASU is effective for annual periods beginning after December 15, 2018. The Company will implement the provisions of ASU 2016-01 effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
 In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company anticipates the adoption of this standard will result in a significant increase in its assets and liabilities, as the Company has certain operating and real property lease arrangements for which it is the lessee. The standard is effective for the Company beginning on January 1, 2019.
 In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” which is effective for fiscal years and interim periods within fiscal years beginning after December 31, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.
 In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326),” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with a modified-retrospective approach to be used for implementation. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Specifically, this new guidance requires using a forward-looking, expected loss model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This will replace the currently used model and likely result in an earlier recognition of allowance for losses. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

 In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017, with a full retrospective approach to be used upon implementation and early adoption allowed. ASU 2016-15 provides guidance on eight different issues, intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company will adopt this standard effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact.
 In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Asset Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. The ASU is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities must adopt the standard using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustments will include recognition of the income tax consequences of intra-entity transfers of assets, other than inventory, that occur before the adoption date. Early adoption is permitted but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company does not expect the adoption of this standard to have a material impact on its Company’s consolidated financial statements, as the Company has minimal intra-entity transfers of qualifying assets.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” which stipulates that the amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. The amendments to this Update do not provide a definition of restricted cash or restricted cash equivalents. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of asset or business. This Update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively. Early adoption is allowed for transactions that occurred before the issuance date or effective date of the amendments only when the transaction has not been reported in the financial statements previously issued. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 of the goodwill impairment test with the goodwill impairment amount calculated as amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This Update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019 and should be applied prospectively with early adoption permitted for any impairment tests performed after January 1, 2017. The Company does not expect the adoption of this standard to have any impact on its consolidated financial statements.

(25)    Subsequent Events
On October 13, 2016, in connection with the filing of the registration statement on Form S-1, under the Securities Act of 1933, for the IPO of shares of common stock of KGI, KGI was formed as a Delaware Corporation to become a holding corporation for Keane Group Holdings, LLC and its subsidiaries. Immediately prior to the completion of the IPO (as discussed above), the existing investors of the Company contributed all of their direct and

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

indirect equity interests in Keane Group Holdings, LLC to Keane Investor, and Keane Investor contributed these equity interests to KGI in exchange for shares of its common stock. These transactions are referred to collectively as the “Organizational Transactions”. As a result, all membership interests in the Company were exchanged for an aggregate of 87,428,019 of common stock in KGI on January 20, 2017. In connection with the consummation of the IPO on January 25, 2017 (as described below), the underwriters exercised their overallotment option of 4,014,000 shares; thereby resulting in Keane Investor and our independent directors owning 72,354,019 of shares of common stock in KGI. In addition, the Organizational Transactions represented a transaction between entities under common control and will be accounted for similar to pooling of interest, whereby KGI became the successor and Keane Group Holdings, LLC the predecessor for the purposes of financial reporting. In addition, upon consummation of the IPO and Organizational Transactions, KGI became subject to federal income taxes.
On January 20, 2017, upon commencement of the IPO of Keane Group Inc., the Class B units issued to the members of the Board of Directors were converted into 114,580 shares of restricted stock in Keane Group Inc. at the IPO offering price of $19.00 per share. These shares of restricted stock vest in three equal installments, beginning October 1, 2017, subject to continued service with the Company.
On January 25, 2017, KGI completed an IPO of 30,774,000 shares of its common stock, which included 15,700,000 shares offered by KGI and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as result of the underwriters’ exercise of their overallotment option. The gross proceeds of the IPO to KGI, based on the public offering price of $19.00 per share, was $298.3 million, which resulted in net proceeds to KGI of $260.3 million, after deducting $19.4 million of underwriting discounts and commissions associated with the shares sold by KGI and $18.6 million of underwriting discounts and commissions payable by KGI associated with the shares sold by the selling stockholder, excluding approximately $4.5 million in offering expenses payable by us with respect to the shares sold by us and the selling stockholder. KGI did not receive any proceeds from the sale of the shares by the selling stockholder. The net proceeds received from the IPO were used to fully repay the Company’s Term Loan balance of $99 million and the associated prepayment penalty of $13.8 million, and repay $50 million of the Notes, and in addition, approximately $0.5 million of prepayment premium related to such repayment. The remaining net proceeds will be used for general corporate purposes including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the Organizational Transactions, KGI had 103,128,019 shares of common stock outstanding.
On January 25, 2017, KGH Intermediate Holdco II, LLC, KGH Intermediate Holdco I, LLC, Keane Frac, LP, Keane Frac GP, LLC and KS Drilling, LLC (collectively, the “Note Parties”) entered into an amendment which modified the existing NPA with the purchasers thereunder and U.S. Bank National Association, to, among other things, permit the Note Parties to enter into a revolving credit facility in an aggregate principal amount equal to $150 million and to exclude any cash proceeds received in connection with the issuance of common equity of the Company as part of the IPO from the calculation of excess cash flow.
On February 17, 2017, the Company, KGI, Keane Frac, LP, KS Drilling, LLC and the guarantors party thereto entered into an asset-based revolving credit agreement (the "New ABL Facility") with each lender from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. The New ABL Facility replaced the 2016 ABL Facility, which agreement was terminated in connection with the effectiveness of the New ABL Facility. The New ABL Facility provides for a $150 million revolving credit facility (with a $20 million subfacility for letters of credit), subject to a borrowing base. In addition, subject to approval by the applicable lenders and other customary conditions, the New ABL Facility allows for an increase in commitments of up to $75 million. No early termination fees were incurred by KGI in connection with such termination.
On February 17, 2017, KGI and the Company were joined as guarantors to the NPA, and the parties also entered into an amendment to, among other things, (i) allow KGI to provide its financial statements and reports to the noteholders and calculate covenants and ratios using such financial statements, (ii) enter into an intercreditor

KEANE GROUP HOLDINGS, LLC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

agreement with Bank of America, N.A. as administrative agent and collateral agent under the New ABL Facility and (iii) allow certain restricted payments.
On March 15, 2017, KGI, the Company (the "Term Loan Lead Borrower"), Keane Frac, LP, KS Drilling and the guarantors thereto entered into a term loan agreement (the "New Term Loan Facility") with each lender from time to time party thereto and Owl Rock Capital Corporation as administrative agent and collateral providing for a new five and a half-year $150 million senior secured term loan facility (the "New Term Loan"). The New Term Loan has an interest rate of per annum equal to, at the Term Loan Lead Borrower’s option, either (a) the base rate plus 6.25% or (b) LIBOR (subject to a 1.00% floor) plus 7.25%. Subject to certain conditions, the Company has the right to request an increase of the New Term Loan in an amount of up to $125 million. The New Term Loan Facility includes a $35 million minimum liquidity requirement. In connection with entering into the New Term Loan Facility, the Company repaid all amounts outstanding under the NPA.

Item 9. Changes in and Disagreements With Accountant on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.
In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
References Within This Annual Report
As used in Part III of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our IPO, and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; and (vi) the terms “Sponsor” or “Cerberus” refer to Cerberus Capital Management, L.P. and its respective controlled affiliates and investment funds.
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information regarding our board of directors and executive officers:

Name	Age†	Position
James C. Stewart	54	Chairman and Chief Executive Officer
Gregory L. Powell	42	President and Chief Financial Officer
M. Paul DeBonis Jr.	57	Chief Operating Officer
Kevin M. McDonald	49	Executive Vice President, General Counsel & Secretary
James J. Venditto	65	Vice President, Engineering and Technology
Ian J. Henkes	45	Vice President, Human Resources
Marc G. R. Edwards*(a)(b)(d)	56	Lead Director
Lucas N. Batzer(c)	33	Director
Dale M. Dusterhoft(b)(d)	56	Director
James E. Geisler(a)(c)	50	Director
Lisa A. Gray(c)(d)	61	Director
Gary M. Halverson*(a)(d)	58	Director
Shawn Keane(b)	50	Director
Elmer D. Reed*(c)	67	Director
Lenard B. Tessler	64	Director
Scott Wille(b)	35	Director

†	As of December 31, 2016

*	Independent Director

(a)	Member, Audit and Risk Committee

(b)	Member, Compensation Committee

(c)	Member, Compliance Committee

(d)	Member, Nominating and Corporate Governance Committee

Executive Officer and Director Biographies
James C. Stewart, Chairman and Chief Executive Officer.    Mr. Stewart became the Chairman and Chief Executive Officer of Keane in March 2011. Prior to joining Keane, from 2007 to 2009, he served as the President and Chief Executive Officer of a privately held international drilling company. From 2006 to 2007, Mr. Stewart served as Vice President of Integrated Drilling Services for Weatherford International plc, based in London and

Dubai, where he created and managed a global business unit that included a 50-rig international land contract drilling group and a global project management team. Mr. Stewart began his career with Schlumberger Limited, where he held senior leadership positions across the globe over the span of 22 years. Mr. Stewart’s qualifications to serve as Chairman and Chief Executive Officer include his broad leadership experience with oilfield services, as well as his long tenure and successes in the oil and natural gas market.
Gregory L. Powell, President and Chief Financial Officer.    Mr. Powell has served as Chief Financial Officer of Keane since March 2011. He previously held the title of Vice President between March 2011 and July 2015, when he became President. Prior to joining Keane, Mr. Powell served as an Operations Executive for Cerberus from 2006 to March 2011. During his tenure at Cerberus, he was responsible for evaluating new investments and partnering with portfolio companies to maximize value creation. Mr. Powell previously served on the board of directors and audit committee of Tower International, Inc., a manufacturer of engineered structural metal components and assemblies. Prior to joining Cerberus, Mr. Powell spent ten years with General Electric, starting with global leadership training and growing into various leadership roles in Finance and Mergers and Acquisitions, with his last role being Chief Financial Officer for GE Aviation—Military Systems.
M. Paul DeBonis Jr., Chief Operating Officer.    Mr. DeBonis has served as Chief Operating Officer of Keane since May 2011. Prior to joining Keane, he served as President of Big Country Energy Services USA LP from May 2010 to May 2011 and as President of Pure Energy Services (USA), Inc. from June 2005 to May 2010. He previously served as Oilfield Services Marketing Manager at Schlumberger Limited. Mr. DeBonis started his oil and gas career with Dowell Services in the fracturing and cementing departments. He has worked in several basins throughout the United States and Canada. Mr. DeBonis was a Schlumberger Field Engineer Graduate in 1985. Mr. DeBonis has authored and published two papers related to hydraulic fracturing for the Society of Petroleum Engineers.
Kevin M. McDonald, Executive Vice President, General Counsel & Secretary.    Mr. McDonald has served as Keane’s Executive Vice President, General Counsel & Secretary since November 2016. Prior to joining Keane, he served in leadership roles at Marathon Oil Corporation from 2012 to 2016, including as Deputy General Counsel of Corporate Legal Services and Government Relations, Deputy General Counsel of Governance, Compliance & Corporate Services and Assistant General Counsel. He practiced as a partner at the international law firm Fulbright & Jaworski LLP (now Norton Rose Fulbright LLP) in 2012. Mr. McDonald previously held various counsel positions, including President & Chief Executive Officer and acting General Counsel at Arms of Hope, a non-profit organization, from 2008 to 2012, Senior Vice President, General Counsel & Chief Compliance Officer at Cooper Industries between from 2006 to 2008, Associate General Counsel at Anadarko Petroleum from 2006 to 2008 and Managing Counsel (Litigation) at Valero Energy from 2002 to 2004. Mr McDonald began his career as an associate at Norton Rose Fulbright LLP between 1992 and 2001.
James J. Venditto, Vice President, Engineering and Technology.    Mr. Venditto joined Keane in March 2016, following Keane’s acquisition of the Acquired Trican Operations. At Trican, he had served as Vice President of Technical Services from July 2011 to March 2016. Prior to that, Mr. Venditto worked for Anadarko Petroleum as a Project Production Engineering Advisor from July 2010 to July 2011 and as a Senior Staff Engineer from November 2009 to July 2010. Mr. Venditto has also held numerous technical positions with Shell Oil Company. Mr. Venditto is a member of the Society of Petroleum Engineers. He has authored articles in more than 25 technical publications and has more than 25 issued U.S. patents, many of which are related to hydraulic fracturing.
Ian J. Henkes, Vice President, Human Resources.    Mr. Henkes has served as Keane’s Vice President for Human Resources since February 2016. Prior to joining Keane, he served as Human Resources Manager for Schlumberger’s Drilling & Measurements global businesses from August 2014 to February 2016, as Vice President for North America at Pathfinder Energy Services from January 2013 to September 2014 and as Personnel Manager at Pathfinder Energy Services from September 2012 to December 2012. Prior to joining Pathfinder Energy Services, Mr. Henkes served in various roles at Schlumberger from 1994 to 2012.
Marc G. R. Edwards, Lead Director.    Mr. Edwards has served as President and Chief Executive Officer and as a member of the board of directors of Diamond Offshore Drilling, Inc., a deepwater water drilling contractor, since 2014. He previously spent 30 years at Halliburton Company, where he worked in various roles, most recently as Senior Vice President of the Completion and Production Division. Mr. Edwards developed an extensive background in the global energy industry during his tenure at Halliburton, which enables him to provide important contributions and a new perspective to our board of directors. His day-to-day leadership experience gives him invaluable insight regarding the operations of an oilfield services company.
Lucas N. Batzer, Director.    Mr. Batzer has served as a member of Keane’s board of directors since March 2016. He currently serves as a Senior Vice President of Private Equity at Cerberus, which he joined in August 2009. Prior to joining Cerberus, Mr. Batzer worked as an analyst at The Blackstone Group from 2007 to 2009. He has served on the boards of directors of ABC Group and Reydel Automotive, two automotive component suppliers, since June 2016 and November 2014, respectively. Mr. Batzer’s experience in the private equity industry, board experience and comprehensive knowledge of our business and operational strategy, positions him as an important resource on our board of directors.
Dale M.  Dusterhoft, Director.    Mr. Dusterhoft has served as a member of Keane’s board of directors since March 2016 and currently serves as Chief Executive Officer and as a director of Trican, which he joined at its inception in 1996. He has served on the board of directors of Trican since August 2009. Prior to becoming Chief Executive Officer of Trican, Mr. Dusterhoft was the Company’s Senior Vice President of Technical Services. Before joining Trican, Mr. Dusterhoft worked for 12 years with a major Canadian pressure pumping company, where he held management positions in Operations, Sales and Engineering. Mr. Dusterhoft serves on the board of the Alberta Children’s Hospital Foundation and the Calgary Petroleum Club. In addition, Mr. Dusterhoft is a past President of the Canadian Association of Drilling Engineers, the Canadian Section of the Society of Petroleum Engineers and a past member of the Industry Advisory Board of the Schulich School of Engineering at the University of Calgary. Mr. Dusterhoft’s years of leadership and operational experience in large, successful enterprises in the oil industry is valuable to our board of directors’ understanding of the industry.
James E. Geisler, Director.    Mr. Geisler has served as a member of Keane’s board of directors since April 2016. Mr. Geisler currently serves as an Executive Vice Chairman of Cerberus Operations and Advisory Company, LLC (“COAC”), an affiliate of Cerberus, which he joined in June 2014. Prior to joining Cerberus, Mr. Geisler served as both Chief Operating Officer and Chief Financial Officer of CreoSalus. From 1993 to 2009, he held several positions at United Technologies Corporation including Co-Chief Financial Officer and head of Acquisitions and Strategy. Mr. Geisler began his career at General Electric Company. He currently serves as Chairman of the Board of DynCorp and on the board of directors of three Cerberus portfolio companies, including PaxVax, Inc., a specialty vaccine company, Renovalia Energy, a renewable energy company, and Remington Outdoor Company, a firearms manufacturer holding company. Mr. Geisler previously served on the Board of Directors of Your Community Bankshares. Mr. Geisler’s broad financial and operational experience positions him as an essential advisor on a variety of matters to our board of directors.
Lisa A. Gray, Director.    Ms. Gray has served as a member of Keane’s board of directors since March 2011. Ms. Gray has served as Vice Chairman of COAC since May 2015, and has served as General Counsel of COAC since 2004. Prior to joining Cerberus, she served as Chief Operating Executive and General Counsel for WAM!NET Inc. from 1996 to 2004. Prior to that, she was a partner at the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd from 1990 to 1996. Prior to that, she was active in several non-profit corporations. Ms. Gray has over 25 years of experience in the areas of mergers and acquisitions, corporate debt restructuring and corporate governance. Ms. Gray serves as Vice Chairman and General Counsel of COAC, an affiliate of our largest beneficial owner, and has extensive experience and familiarity with us. In addition, Ms. Gray has extensive legal and corporate governance skills, which broaden the scope of our board of directors’ experience.
Gary M. Halverson, Independent Director.    Mr. Halverson has served as a member of Keane’s board of directors since September 2016. In 2016, Mr. Halverson became a Senior Advisor at First Reserve, a private equity firm that focuses on energy investments, and a Partner at 360 Development Partners, a commercial real estate firm. Mr. Halverson was formerly Group President of Drilling and Production Systems and Senior Vice President at Cameron International Corporation from 2014 to 2016 prior to its sale to Schlumberger in 2016. He has over 38 years of industry experience with Cameron, where he worked in various roles across the U.S., Latin America and Asia, including President of Surface Systems between 2005 and 2014, Vice President and General Manager for Western Hemisphere between 2002 and 2006, General Manager of Latin America between 2001 and 2002 and

Director of Sales and Marketing for Asia/Pacific/Middle East between 1993 and 2001. Mr. Halverson formerly served as Chairman of the Board of Directors of the Petroleum Equipment Suppliers Association, as a director on the board of the General Committee of Special Programs of the American Petroleum Institute, as a director on the board of the Well Control Institute and was the U.S. delegate to the World Petroleum Congress. Mr. Halverson’s extensive involvement in the oilfield service industry brings a valuable perspective to our Board.
Shawn Keane, Director.    Mr. Keane has served as a member of Keane’s board of directors since March 2011. Mr. Keane served as President of Keane from 2008 to 2011 and helped transition the company into the hydraulic fracturing industry in the Marcellus/Utica Shale. Previously, he served as Keane’s Vice President between 2000 and 2008, and in various management positions from 1983 to 2000, when he began his employment with Keane & Sons Drilling, Inc., a predecessor entity of Keane. Mr. Keane’s knowledge of our company’s operational history and experience in the oilfield services industry is valuable to our board of directors’ understanding of our business and financial performance.
Lenard B. Tessler, Director.    Mr. Tessler has served as a member of Keane’s board of directors since October 2012. Mr. Tessler is currently Vice Chairman and Senior Managing Director at Cerberus, which he joined in 2001. Prior to joining Cerberus, Mr. Tessler served as Managing Partner of TGV Partners, a private equity firm that he founded, from 1990 to 2001. From 1987 to 1990, he was a founding partner of Levine, Tessler, Leichtman & Co. From 1982 to 1987, he was a founder, Director and Executive Vice President of Walker Energy Partners. Mr. Tessler is a member of the Cerberus Capital Management Investment Committee. He is a member of the Board of Directors of Albertsons Companies, a food and drug retailer, where he serves as Lead Director, and a Trustee of the New York-Presbyterian Hospital, where he also serves as member of the Investment Committee and the Budget and Finance Committee. Mr. Tessler’s leadership roles at our largest beneficial owner, his board service, his extensive experience in financing and private equity investments and his in-depth knowledge of our company and its acquisition strategy, provide critical skills for our board of directors to oversee our strategic planning and operations.
Elmer D. Reed, Independent Director.    Mr. Reed has served as a member of Keane’s board of directors since April 2011. Prior to joining our board of directors, Mr. Reed served as Vice President, Executive Sales for Select Energy Services from 2010 to 2015 and in various management positions for BJ Services Company from 2003 to 2010, Newpark Drilling Fluids from 2001 to 2003 and Halliburton Energy Services from 1971 to 1999. Mr. Reed has over 45 years of oilfield service and operational experience. He served as a member of the board of directors of Circle Star Energy, an E&P company, in 2012. Mr. Reed has been active in the Independent Petroleum Association of America and is a lifetime member of the Society of Petroleum Engineers. He is also a member of Houston Livestock Show and Rodeo and Houston Farm and Ranch, and regularly assists with infrastructure development projects in South America. Mr. Reed strengthens our board of directors with decades of experience in the oilfield service industry.
Scott Wille, Director.    Mr. Wille has served as a member of Keane’s board of directors since March 2011. Mr. Wille is currently Co-Head of North American Private Equity and Managing Director at Cerberus, which he joined in 2006. Prior to joining Cerberus, Mr. Wille worked in the leveraged finance group at Deutsche Bank Securities Inc. from 2004 to 2006. Mr. Wille has served as a director of Remington Outdoor Company, Inc., a designer, manufacturer and marketer of firearms, ammunition and related products, since February 2014 and Albertsons Companies since 2015. Mr. Wille previously served as a director of Tower International, Inc., a manufacturer of engineered structural metal components and assemblies, from September 2010 to October 2012. Mr. Wille’s experience in the financial and private equity industries, together with his in-depth knowledge of our company and its acquisition strategy, are valuable to our board of directors’ understanding of our business and financial performance.
Board of Directors
Family Relationships
None of our officers or directors has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

Board Composition
Our business and affairs are currently managed under the board of directors of Keane. Our board of directors has 11 members, comprised of 8 directors affiliated with Keane Investor (including one executive officer) and three independent directors. Members of the board of directors will be elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.
Director Independence
Our board of directors has affirmatively determined that Marc G. R. Edwards, Gary M. Halverson and Elmer D. Reed are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.
Controlled Company
Keane Investor controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We currently utilize, and intend to continue to utilize these exemptions. As a result, we will not have a majority of independent directors nor will our nominating and corporate governance and compensation committees consist entirely of independent directors. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
In the event that we cease to be a controlled company within the meaning of these rules, we will be required to comply with these provisions after specified transition periods.
More specifically, if we cease to be a controlled company within the meaning of these rules, we will be required to (i) satisfy the majority independent board requirement within one year of our status change, and (ii) have (a) at least one independent member on each of our nominating and corporate governance committee and compensation committee by the date of our status change, (b) at least a majority of independent members on each committee within 90 days of the date of our status change and (c) fully independent committees within one year of the date of our status change.
Board Leadership Structure
Our board of directors does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the board of directors should be separate. However, James C. Stewart currently serves as both Chief Executive Officer and Chairman. Our board of directors has considered its leadership structure and believes at this time that our company and its stockholders are best served by having one person serve in both positions. Combining the roles fosters accountability, effective decision-making and alignment between interests of our board of directors and management. Mr. Stewart also is able to use the in-depth focus and perspective gained in his executive function to assist our board of directors in addressing both internal and external issues affecting the company.

Our corporate governance guidelines provide for the election of one of our directors to serve as Lead Director when the Chairman of the board of directors is also the Chief Executive Officer. Marc G. R. Edwards currently serves as our Lead Director, and is responsible for serving as a liaison between the Chairman and the non-management directors, approving meeting agendas and schedules for our board and presiding at executive sessions of the non-management directors and any other board meetings at which the Chairman is not present, among other responsibilities.
Our board of directors expects to periodically review its leadership structure to ensure that it continues to meet the company’s needs.
Role of Board in Risk Oversight
While the full board of directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our audit and risk committee oversees management of enterprise risks as well as financial risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Our compliance committee is responsible for overseeing the management of compliance and regulatory risks facing our company and risks associated with business conduct and ethics. Our nominating and corporate governance committee oversees risks associated with corporate governance. Pursuant to our board of directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our board of directors and its committees.
Board Committees
Our board of directors has assigned certain of its responsibilities to permanent committees consisting of board members appointed by it.
Audit and Risk Committee
Our audit and risk committee consists of Marc G. R. Edwards, James C. Geisler and Gary M. Halverson, with Mr. Geisler serving as chair of the committee. The committee assists the board in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements (to the extent not otherwise handled by our compliance committee), our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. Under the applicable corporate governance standards of the NYSE, a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent audit committee requirements set forth in the rules of NYSE on the same schedule as it is permitted to phase in its compliance with the independent audit committee requirement pursuant to Rule 10A-3 under the Exchange Act, that is: (1) one independent member at the time of listing; (2) a majority of independent members within 90 days of listing; and (3) all independent members within one year of listing. Messrs. Edwards and Halverson qualify as independent directors under the corporate governance standards of the rules of the NYSE and the independence requirements of Rule 10A-3 of the Exchange Act. Within one year of our listing on the NYSE, we expect that Mr. Geisler will resign from our audit and risk committee and be replaced with a new director who is independent under the rules of the NYSE and Rule 10A-3 of the Exchange Act. Our board of directors has determined that Mr. Geisler qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Each member of the audit and risk committee is able to read and understand fundamental financial statements, including our balance sheet, statement of operations and cash flows statements.
Our board of directors has adopted a written charter under which the audit and risk committee operates. A copy of the audit and risk committee charter, which satisfies the applicable standards of the SEC and the NYSE, is available on our website.

Compensation Committee
Our compensation committee consists of Dale M. Dusterhoft, Marc G. R. Edwards, Shawn Keane and Scott Wille, with Scott Wille serving as chair of the committee. The compensation committee of the board of directors is authorized to review our compensation and benefits plans to ensure they meet our corporate objectives, approve the compensation structure of our executive officers and evaluate our executive officers’ performance and advise on salary, bonus and other incentive and equity compensation. A copy of the compensation committee charter is available on our website.
Compliance Committee
Our compliance committee consists of Lucas N. Batzer, James E. Geisler, Lisa A. Gray and Elmer D. Reed, with Lisa A. Gray serving as chair of the committee. The purpose of the compliance committee is to assist the board in implementing and overseeing our compliance programs, policies and procedures that are designed to respond to the various compliance and regulatory risks facing our company, and monitor our performance with respect to such programs, policies and procedures. A copy of the charter for the compliance committee is available on our website.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Marc G. R. Edwards, Dale M. Dusterhoft, Lisa A. Gray and Gary M. Halverson, with Marc G. R. Edwards serving as chair of the committee. The nominating and corporate governance committee is primarily concerned with identifying individuals qualified to become members of our board of directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our board of directors and the development of our corporate governance guidelines and principles. A copy of the nominating and corporate governance committee charter is available on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Following our IPO, the United States securities laws require our directors, executive officers and greater than 10% shareholders to file reports of ownership of our common stock on Forms 3, 4 and 5 with the SEC, with us and with the New York Stock Exchange.
However, for the year ended December 31, 2016, our directors, executive officers and greater than 10% shareholders were not required to file such reports, because we were, prior to the IPO, not subject to the requirements of the Securities Exchange Act of 1934.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics (“Code of Business Conduct and Ethics”) that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. In addition, our senior financial officers, including our principal executive officer and principal financial officer, are subject to a written code of ethics for senior financial officers. We have made a current copy of both codes available on our website, www.keanegrp.com and both are available in print and without charge to any person who sends a written request to our Corporate Secretary at 2121 Sage Road, Suite 370, Houston, TX 77056. In addition, we intend to post on our website all disclosures that are required by law or the New York Stock Exchange listing standards concerning any amendments to, or waives from, any provision of either code.
Shareholder Recommendation of Director Nominees
We do not have formal procedures in place by which shareholders may recommend nominees to our board of directors.
Corporate Governance Guidelines
We have adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE, as applicable, that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas, including the size and composition of the board, board membership criteria and director qualifications, director responsibilities, board agenda, roles of the Chairman and Chief Executive Officer, executive sessions, standing board committees, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines are posted on our website.
Compensation Committee Report
The JOBS act provides that, so long as a company qualifies as an “emerging growth company,” it will be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act. Accordingly, we have not included such analyses or a report from our Compensation Committee.

Item 11.  Executive Compensation
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. These rules require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. We refer to these officers as our named executive officers or “NEOs.” Our NEOs for the year ended December 31, 2016 were:

•	James C. Stewart, our Chairman and Chief Executive Officer;

•	Gregory L. Powell, our President and Chief Financial Officer; and

•	M. Paul DeBonis Jr., our Chief Operating Officer.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James C. Stewart	2016	640,000	133,333			1,466,667			2,270,742
Chairman and Chief Executive Officer	2015	692,308				1,160,000			1,897,712

Gregory L. Powell	2016	360,000	233,333			1,306,667			1,929,673
President and Chief Financial Officer	2015	389,423				740,000			1,160,102

M. Paul DeBonis Jr.	2016	240,000	33,333			466,667			769,223
Chief Operating Officer	2015	259,615				460,000			754,000

1.	Reflects a monthly retention payment for each NEO (as described below).

2.
For fiscal year 2015, reflects amounts paid to the NEOs under our annual bonus plan for such fiscal year. For fiscal year 2016, these amounts reflect (a) bonus payments under our Value Creation Plan (as described below) and (b) (i) an amount equal to 50% of the annual target bonus for each NEO, as applicable, under our 2016 Bonus Plan (as defined herein), which was paid in connection with the consummation of the IPO and, (iii) an additional amount equal to 50% of the annual target bonus for each NEO that will be paid based on our performance under our 2016 Bonus Plan (the additional amount under this clause (ii) is subject to final approval by our Board of Directors).

3.	A detailed breakdown of “All Other Compensation” is provided in the table below:

Name	Year	Automobile Allowance ($)(a)	401(k) Plan Company Contribution ($)	Total ($)
James C. Stewart	2016	21,000	9,742	30,742
	2015	21,404	24,000	45,404
Gregory L. Powell	2016	21,000	8,673	29,673
	2015	21,404	9,275	30,679
M. Paul DeBonis Jr.	2016	21,000	8,223	29,223
	2015	21,404	12,981	34,385

(a)	Represents an automobile allowance in the amount of $1,700 per month.

Narrative Disclosure to Summary Compensation Table
Bonus Arrangements
2016 Annual Bonus Plan
Each of our NEOs participated in our Annual Bonus Plan established for fiscal 2016 (the “2016 Bonus Plan”). Consistent with each NEO’s Executive Employment Agreement (as defined below), the 2016 Bonus Plan provided for an annual bonus with a target award opportunity for each NEO of 100% of base salary based on our achievement of economic performance goals. As a result of the Trican transaction and market volatility, our board elected not to set specific performance targets for the 2016 Bonus Plan.
Pursuant to each Executive Employment Agreement, because the IPO was consummated prior to May 1, 2017, 50% of the target bonus payable to each NEO under the 2016 Bonus Plan was accelerated and paid in connection with the consummation of the IPO in the amount set forth in the table below.

Partial Acceleration of Fiscal 2016 Target Bonus
James C. Stewart	$400,000
Gregory L. Powell	$320,000
M. Paul DeBonis Jr.	$150,000
The remaining 50% of the target bonus for each NEO under the 2016 Bonus Plan was subject to the determination of our board of directors following completion of our final audit based on our economic performance compared to peer companies. Based on our final audit, we believe that our economic performance in fiscal year 2016 compared favorably to peer companies and that we achieved our target performance under the 2016 Bonus Plan. Therefore, in addition to the 50% of the annual target bonus that was paid to each NEO in connection with the IPO, an additional 50% of the annual target bonus for each NEO will be paid to our NEOs based on our performance in fiscal year 2016 (such additional amount is subject to final approval by our Board of Directors).
Value Creation Plan
Upon the consummation of the Trican transaction, each NEO became eligible to participate in our Value Creation Plan (the “Value Creation Plan”). Pursuant to the Value Creation Plan, each NEO is eligible to receive up to three bonus payments, each in the amount of $666,667 for Messrs. Stewart and Powell and in the amount of $166,667 for Mr. DeBonis. Each bonus payment is payable upon our achievement of a financial or other milestone and the NEO remaining continuously employed through the payment date.
The first bonus was paid to the NEOs in June 2016 upon our achievement of over $66 million of demonstrated run-rate cost-out as outlined in our Trican underwriting plan. The second bonus was paid upon the consummation of the IPO. The third bonus payment will be made if we generate at least $135 million of Adjusted EBITDA in Fiscal 2017 and will be paid following the completion of our 2017 audit.
Employment Agreements
During fiscal 2015, Messrs. Stewart, Powell and Debonis were parties to employment agreements with KGH Intermediate Holdco II, LLC, dated March 5, 2014, May 15, 2013 and May 11, 2011, respectively (the “Executive Employment Agreements”). The Executive Employment Agreements were subsequently amended and restated on March 14, 2016, effective upon the consummation of the Trican transaction on March 16, 2016. The Executive Employment Agreements were further amended and restated as of January 3, 2017, including to reflect that effective upon the consummation of the IPO, each Executive Employment Agreement would be assigned to the company. The Executive Employment Agreements provide for an initial term that will expire on March 16, 2019, and thereafter automatically renew for additional one-year periods unless either party provides written notice at least 90 days prior to the end of the then term.

The following table sets forth the annual rate of base salary that each NEO is currently entitled to receive under the respective Executive Employment Agreement, in each case subject to the across-the-board 20% payroll reduction approved by the Compensation Committee on March 4, 2015 (the “Payroll Reduction Initiative”); the annual rate of base salary each NEO will be entitled to receive if and when the Payroll Reduction Initiative is rescinded effective on the effective date of the rescission (the “Rescission Date”); and the monthly retention payment each NEO is entitled to receive for each full calendar month following March 16, 2016 through the month prior to the month in which the Rescission Date occurs (the “Retention Payments”):

	Base Salary Prior to Rescission Date (prior to 20% reduction)	Base Salary following Rescission Date	Monthly Retention Payment Prior to Rescission Date
James C. Stewart	$800,000	$1,000,000	$13,333
Gregory L. Powell	$450,000	$800,000	$23,333
M. Paul DeBonis Jr.	$300,000	$350,000	$3,333
Each Executive Employment Agreement provides that the NEO is eligible for an annual bonus targeted at 100% of base salary for the applicable year. Prior to the Rescission Date, the annual bonus for Mr. Stewart will be calculated without regard to any reduction in base salary pursuant to the Payroll Reduction Initiative and the annual bonus for Mr. Powell will be equal to the sum of 100% of his base salary and the Retention Payment payable to him for the applicable year.
Each Executive Employment Agreement provided that, upon the consummation of the IPO, the respective NEO became eligible for retention payments, the first on January 1, 2018 and the second on January 1, 2019, in the bonus amounts set forth in the table below. On March 16, 2017, our board approved, and each NEO agreed, that in lieu of the NEO's cash retention payments, the NEO was granted a deferred stock award under our Equity and Incentive Award Plan. Each NEO's deferred stock award provides that, subject to the NEO remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his Executive Employment Agreement, the first stock bonus will vest on January 1, 2018 and be paid on February 15, 2018, and the second stock bonus will vest on January 1, 2019 and be paid on February 15, 2019. If we incur a change of control or if the NEO’s employment is terminated by us without Cause or, in the case of Mr. Stewart or Mr. Powell, by him for Good Reason (as such terms are defined below), the NEO will be entitled to receive payment of any unpaid stock bonus. Each stock bonus will be paid in that number of shares of our common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

	Bonus Amounts
	First Bonus	Second Bonus
James C. Stewart	$1,975,706	$1,975,706
Gregory L. Powell	$1,646,422	$1,646,422
M. Paul DeBonis Jr.	$658,569	$658,569
Pursuant to each Executive Employment Agreement with Mr. Stewart and Mr. Powell, in the event of his termination of employment by us without Cause or due to our non-renewal of the applicable Executive Employment Agreement, or by Mr. Stewart or Mr. Powell for Good Reason, subject to the execution of a release, Mr. Stewart or Mr. Powell, as applicable, will be entitled to:

•	severance payments equal to two times:

•
for Mr. Stewart, the sum of his annual base salary (determined without regard to any reduction in his base salary pursuant to the Payroll Reduction Initiative), and the lesser of the average of the annual bonuses he received during the two years prior to termination and his target bonus; or

•
for Mr. Powell, either (x) if the date of termination is prior to the Rescission Date, the sum of his annual base salary and any Retention Payments paid to him for the 12-month period prior to the date of termination, or (y) if the date of termination is following the Rescission Date, his annual base salary;

•	a pro rata annual bonus for the year of termination; and

•	any earned but unpaid bonus under the Value Creation Plan relating to any milestone achieved prior to the date of termination.
Pursuant to each Executive Employment Agreement with Mr. Stewart and Mr. Powell, in the event of his termination of employment due to death or disability, he will be entitled to:

•	severance payments equal to three months of base salary plus the amount of any Retention Payments paid for the three-month period prior to the date of termination;

•	a pro rata annual bonus for the year of termination; and

•	any earned but unpaid bonus under the Value Creation Plan relating to any milestone achieved prior to the date of termination.
Upon Mr. Powell’s termination of employment other than death or voluntarily without Good Reason, Mr. Powell will also be eligible for reimbursement of the cost of continuation coverage of group health coverage for up to 12 months.
Pursuant to the Executive Employment Agreement with Mr. DeBonis, in the event of a termination of Mr. DeBonis’ employment by us without Cause, subject to his execution of a release, Mr. DeBonis will be entitled to severance payments equal to two times the sum of his annual base salary.
For purposes of the Executive Employment Agreements, “Cause” generally means:

•	indictment, conviction or plea of no contest to a felony or any crime involving dishonesty or theft;

•	conduct in connection with employment duties or responsibilities that is fraudulent or unlawful;

•	conduct in connection with employment duties or responsibilities that is grossly negligent and which has a materially adverse effect on us or our business;

•	willful misconduct or contravention of specific lawful directions related to a material duty or responsibility directed to be undertaken from our board;

•	material breach of obligations under the applicable Executive Employment Agreement;

•	any acts of dishonesty resulting or intending to result in personal gain or enrichment at our expense;

•	failure to comply with a material policy; or

•	for Mr. Powell, his failure to maintain primary residence in the Houston, Texas metropolitan area.
For purposes of the Executive Employment Agreements with Messrs. Stewart and Powell, “Good Reason” generally means:

•	our failure to cure a material breach of our obligations under the applicable Executive Employment Agreement;

•
a material diminution of duties, position or title (in the case of Mr. Stewart, other than any diminution in connection with the appointment of a new Chairman or Chief Executive Officer if following such appointment Mr. Stewart remains as either Chairman or Chief Executive Officer);

•	a material reduction in base salary; or

•	a change in office location that increases the NEO’s commute from his principal residence by more than 50 miles.
Outstanding Equity Awards at Fiscal Year End 2016
As of December 31, 2016, none of our NEOs held an unexercised or unvested equity award.
Director Compensation
Director Compensation Table
Three current members of our board of directors, Elmer D. Reed, Marc G. R. Edwards and Gary M. Halverson, and one former member of our board of directors, Gary Moore, received compensation for service on our board of directors during 2016, as set forth in the table below and as described in “—Director Compensation—Narrative Disclosure to Director Compensation Table.”

(in dollars) Name	Fees Earned or Paid in Cash	Unit Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and non- qualified Deferred Compensation Earnings	All Other Compensation	Total
Gary Moore	$22,167	$—					$22,167
Elmer D. Reed	70,833	129,132					199,965
Marc G. R. Edwards	25,000	215,294					240,294
Gary M. Halverson	18,750	129,177					147,927

(1)
Reflects the grant date fair value calculated in accordance with ASC 718 of $ 73.20 per Series 2 Class B Units granted to Messrs. Reed, Edwards and Halverson (1,764.1, 2,941.2, 1,764.7 Units, respectively). See Note 13 (Unit-Based Compensation) in our consolidated financial statements, included in this Annual Report on Form 10-K, for a discussion of the assumptions used in the valuation of unit-based awards.

Narrative Disclosure to Director Compensation Table
Director Services Agreements
We have entered into Director Services Agreements with each of Marc G. R. Edwards, Gary M. Halverson and Elmer D. Reed. The Director Services Agreements provide that each such director serve on an at-will basis until the earlier of disability, death, resignation or removal.
Pursuant to the Director Services Agreement with Mr. Edwards, he serves as our lead director and is entitled to receive an annual fee of $100,000 per year. The Director Services Agreements with Messrs. Halverson and Reed provide that each director is entitled to receive an annual fee of $75,000 per year.
In addition to the Director Services Agreements with Messrs. Edwards, Halverson and Reed, each of our other non-employee directors will be entitled to receive an annual fee of $75,000 per year.
Prior to Gary Moore’s resignation from our board of directors, we were party to a Director Services Agreement with Mr. Moore pursuant to which he was entitled to receive an annual fee of $70,000 per year.
Equity Awards
In fiscal year 2016, each of our current independent directors was granted the number of Series 2 Class B Interests (“Series 2 Class B Interest”) of Keane Management Holdings LLC set forth in the table below under the Keane Management Holdings LLC Management Incentive Plan. Each Series 2 Class B Interest represented the economic equivalent of a Series 2 Class B Unit of the company.

	Series 2 Class B Interests	Grant Date
Marc G. R. Edwards	2,941.18	October 1, 2016
Gary M. Halverson	1,764.71	October 1, 2016
Elmer D. Reed	1,764.71	October 1, 2016
In connection with the consummation of the IPO, our independent directors received grants of the number of shares of restricted stock set forth in the table below under our Equity and Incentive Award Plan in substitution for the independent director’s outstanding Series 2 Class B Interests. Such restricted stock is subject to substantially the same vesting conditions as the Series 2 Class B Interests.
Subject to continued service with the company or its subsidiaries on each vesting date, the restricted stock will vest in equal installments on each of October 1, 2017, October 1, 2018 and October 1, 2019, and will become fully vested upon a change in control. All unvested restricted stock will be forfeited upon a termination of service for any reason, except that upon a termination of service without cause, (i) all unvested restricted stock that would have vested on the next vesting date following the termination will vest upon such termination and (ii) the remaining unvested restricted stock will remain outstanding for a period of 90 days following the termination date and will vest if a change in control occurs during such 90-day period.

Shares of Restricted Stock
Marc G. R. Edwards	52,082
Gary M. Halverson	31,249
Elmer D. Reed	31,249
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity that has an executive officer serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Equity Compensation Plan Information
In accordance with the rules of the SEC, the following table sets forth information about our equity compensation plans as of December 31, 2016. As of December 31, 2016, we had one equity compensation plan, the Keane Management Holdings LLC Management Incentive Plan, which was approved by the security holders of Keane Management Holdings LLC.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders(1)	—	—	78,431
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	78,431

(1)
In connection with the IPO and the Organizational Transactions, the Keane Management Holdings LLC Management Incentive Plan was assigned to and assumed by Keane Investor and no further awards will be granted thereunder.

In January 2017, our board of directors and stockholders approved our Equity and Incentive Plan. The table above does not include any amounts issuable under our Equity and Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
 The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2017 by:

•	each person who is known by us to beneficially own 5% or more of our outstanding shares of capital stock;

•	the selling stockholder;

•	each member of our board of directors;

•	each of our executive officers named in the Summary Compensation Table under “Item 11. Executive Compensation”; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. None of the persons listed in the following table owns any securities that are convertible into common stock at his or her option currently or within 60 days of our listing date on the NYSE. Unless otherwise indicated, the address for each 5% stockholder, director and executive officer listed below is c/o Keane Group, Inc., 2121 Sage Road, Suite 370, Houston, TX 77056.

Shares of common stock beneficially owned
Name of Beneficial Owner	(#)	(%)
5% Stockholders:
Keane Investor Holdings LLC(1)(2)	72,239,439	70.0%
Directors:
James C. Stewart	—	—
Lucas N. Batzer	—	—
Dale M. Dusterhoft	—	—
Marc G. R. Edwards	*	*
James E. Geisler	—	—
Lisa A. Gray	—	—
Gary M. Halverson	*	*
Shawn Keane	—	—
Elmer D. Reed	*	*
Lenard B. Tessler	—	—
Scott Wille	—	—
Named Executive Officers:
Gregory L. Powell	—	—
M. Paul DeBonis Jr.	—	—
All directors and executive officers as a group(3) (16 persons)	*	*

*	Represents less than 1%.

(1)
Keane Investor is held by a private investor group, including affiliates of Cerberus, members of the Keane family, Trican Well Service, L.P. and certain current members of management. Messrs. Batzer, Geisler, Tessler, Wille and Ms. Gray are affiliated with Cerberus. Affiliates of Cerberus have indirect economic interests in 55,144,294 shares, or 53.5% of our outstanding common stock, calculated based on Cerberus’ Class A interests in Keane Investor. Mr. Dusterhoft is Chief Executive Officer and a director of Trican Well Service, L.P., which has, through its ownership of Class A Units in Keane Investor, indirect economic interests in 7,223,944 shares, or 7.0% of our outstanding common stock. Shawn Keane is affiliated with several of the Keane Parties (as defined herein) that own Class A Units in Keane Investor and which, collectively, have indirect economic interests in 9,871,202 shares, or 9.6% of our outstanding common stock. As a result of the IPO, several members of our management, including Messrs. Stewart, Powell and DeBonis and 2 additional officers, hold 90,000 Class B Units in Keane Investor. As a result, such individuals will be entitled to certain cash distributions from Keane Investor following the distribution of $468 million to holders of Class A Units in Keane Investor. Trican Well Service, L.P. also holds Class C Units in Keane Investor that entitle Trican to certain cash distributions from Keane Investor following certain distributions to the holders of Class A Units and Class B Units. See “Item 13. Certain Relationships and Related-Party Transactions and Director Independence.”

(2)	The address for Keane Investor Holdings LLC and Messrs. Batzer, Geisler, Tessler, Wille and Ms. Gray is c/o Cerberus Capital Management, L.P., 875 Third Avenue, New York, New York 10022.

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
The following discussion is a brief summary of certain material arrangements, agreements and transactions we have with related parties. It does not include all of the provisions of our material arrangements, agreements and transactions with related parties, does not purport to be complete and is qualified in its entirety by reference to the arrangements, agreements and transactions described. We enter into transactions with our stockholders and other entities owned by, or affiliated with, our direct and indirect stockholders in the ordinary course of business. These transactions include, amongst others, professional advisory, consulting and other corporate services.
We paid COAC, an affiliate of Cerberus, fees totaling approximately $1.0 million, $0.7 million and $0.3 million for 2016, 2015, 2014, respectively, for consulting services provided in connection with improving the company’s operations. We may retain COAC to provide similar services in the future.
KG Fracing Acquisition Corp., an affiliate of Ceberus, and several entities affiliated with the Keane family (the “Keane Parties”), including KCK Family Limited Partnership, LP and SJK Family Limited Partnership, LP, made certain members loans in the amount of $20,000,000 to Keane Group on December 23, 2014 (collectively, the “Shareholder Loan”). In connection with our acquisition of the Acquired Trican Operations, such entities contributed all of their right, title and interest in and to the Shareholder Loan (other than accrued but unpaid interest, which was canceled and forgiven) in exchange for an aggregate 41,468.59 Class A Units.
Several of our board members are employees of our Sponsor, and funds managed by one or more affiliates of our Sponsor indirectly own a substantial portion of our equity through their ownership of Keane Investor.
IPO-Related Transactions
In connection with our corporate reorganization, we engaged in transactions with affiliates and our Existing Owners. See “Item 1. Business—Initial Public Offering and Organizational Transactions” for a description of these transactions.
Trican Transaction
On January 25, 2016, Keane Frac, LP entered into an asset purchase agreement with Trican, pursuant to which Keane Frac, LP agreed to acquire substantially all of the pressure-pumping assets, of which Trican had previously invested $1 billion in before write-downs, and assume specified related liabilities, relating to Trican’s U.S. oilfield services business. The Trican transaction was completed on March 16, 2016 for aggregate consideration comprised of a cash payment of $200 million, subject to customary working capital adjustments, and Class A and Class C Units of Keane Group. Trican agreed to provide Keane Group a seller indemnity (payable by Trican in cash or through a return of a portion of its interests in Keane Group to Keane Group), against which we have asserted certain claims. In addition, the seller indemnity is further partially backstopped by a representations and warranties insurance policy for the benefit of Keane Group.
As a result of the Trican transaction, Keane Frac, LP acquired, among other things, approximately 645,000 hydraulic horsepower, 14 cement pumps, seven coiled tubing units, 19 nitrogen units and 14 acidizing units and assumed various customer relationships. In addition, Keane Frac, LP acquired Trican U.S.’s operating bases located in strategic oil and gas basins, including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and the Eagle Ford Shale, as well as the Engineered Solutions Center.
Keane Frac, LP also acquired ownership of substantially all intellectual property relating primarily to Trican’s United States oilfield services business, which includes know-how, trade secrets, formulas, processes, customer lists and other non-registered intellectual property primarily used in connection with that business (the “Acquired Trican Intellectual Property”).
We refer to the acquired assets and assumed liabilities acquired in the Trican transaction as the “Acquired Trican Operations.”

In addition, Keane Group entered into two fully paid-up, perpetual, non-exclusive licenses to certain intellectual property owned by Trican or its affiliates and used in Trican’s U.S. oilfield service business, other than the Acquired Trican Intellectual Property. In the first license agreement between Keane Group and Trican Parent (the “Pump Control IP License Agreement”), Keane Group obtained the right to use Trican Parent’s electronic control system technology related to pump control and all related intellectual property owned by Trican’s Parent as of the closing date of the Trican transaction, limited to the oilfield services business in the United States. The Pump Control IP License Agreement also grants Keane Group a non-exclusive right of offer to negotiate and enter into a separate license agreement for certain intellectual property newly developed by Trican or its affiliates following the consummation of the Trican transaction on commercially reasonable terms, which will expire upon the later of (i) a change of control of Keane Group, (ii) the date Trican ceases to own any equity interest in Keane Group, or (iii) five years from the date of the Pump Control IP License Agreement.
In a separate license agreement entered into between Keane Group and Trican as part of the Trican transaction (the “General IP License Agreement”), Keane Group obtained the right to use substantially all intellectual property owned by Trican or its affiliates used in Trican’s U.S. oilfield services business as of the closing date of the Trican transaction (other than intellectual property related to the Fracking Fluids), limited to the oilfield services business in the United States. In addition, Keane Group received the right to use certain Trican proprietary fracking-related fluids as of the closing date of the Trican transaction, including the Fracking Fluids, for Keane Group’s hydraulic fracturing services to its customers, which license does not allow Keane to manufacture the Fracking Fluids but allows Keane Group to purchase the Fracking Fluids from Trican’s suppliers on favorable pricing terms. Keane Group also received the right to negotiate with Trican for the supply of Fracking Fluids that are improved following the consummation of the Trican transaction on terms at least as favorable as the most favorable terms granted by Trican to any of its other customers or licensees, which will expire upon the later of (i) a change of control of Keane, (ii) the date Trican ceases to own any equity interest in Keane, or (iii) five years from the date of the General IP License Agreement.
Keane Group also entered into a non-competition provision with Trican as part of its acquisition of the Acquired Trican Operations, pursuant to which, subject to certain limited exceptions, Keane may not compete, directly or indirectly, with Trican in Canada in the oilfield services business through March 16, 2018. Subject to certain limited exceptions, Keane also may not own an interest in any entity that competes directly or indirectly with Trican in Canada, other than with respect to any industrial services or completion tools business or certain interests in companies with limited revenues derived from Canadian operations. Keane is also restricted from knowingly interfering with business relationships of Trican. The non-competition provision does not restrict Keane’s ability to participate in certain limited equity investments in publicly owned companies.
Pursuant to the non-competition provision above, Trican may not compete with Keane in the oilfield services business in the United States, own an interest in any entity that competes, directly or indirectly, with Keane in any capacity, or knowingly interfere with the business relationships of Keane, in each case subject to certain limited restrictions, until the earlier of March 16, 2018 and the date on which certain prescribed reductions in Trican’s ownership interests in Keane occurs.
At the time of the transaction, Keane Group and Trican also entered into a customary transition services agreement that facilitated Keane Group’s integration of the acquired business into its existing operations.
Stockholders’ Agreement
In connection with the IPO, Keane entered into a stockholders agreement with Keane Investor (the “Stockholders’ Agreement”). The rights of Keane Investor under such agreement are described below:
Registration Rights
Any holders of registrable securities that are party to, or permitted assignees of rights under, the Stockholders’ Agreement (each such party, a “Holder”) and (i) collectively and beneficially own at least 20% of the total issued and outstanding Registrable Securities (as defined herein) or (ii) collectively and beneficially own at least 10% of the total issued and outstanding Registrable Securities, provided they beneficially own Registrable Securities equivalent to at least 50% of the Registrable Securities beneficially owned by them as of the effective date (each such Holder, a “Demand Holder”) may, at any time after 180 days following the completion of the IPO request we register the resale, under the Securities Act, of all or any portion of the shares of common stock that such Demand Holder owns (provided that in the case of a demand from Keane Investor, shares to be registered are on a pro rata and pari passu basis based on each member of Keane Investor’s beneficial ownership of Registrable Securities).
With respect to the Stockholders’ Agreement, “Registrable Securities” generally refers to outstanding shares of our common stock owned or hereafter acquired by a Holder; provided, however, that any such shares shall cease to be Registrable Securities to the extent (i) a registration statement with respect to the sale of such shares has been declared effective under the Securities Act and such shares have been disposed of in accordance with the plan of distribution set forth in such registration statement, (ii) such shares have been sold to the public through a broker, dealer or market maker in compliance with Rule 144 or Rule 145 of the Securities Act (or any successor rule), or (iii) such shares cease to be outstanding.
Any Demand Holder may require that we effect a registration, provided that we are not required to effect more than one “marketed” underwritten offering or more than one demand registration in any consecutive 180-day period, that the number of shares of common stock requested to be registered in any underwritten offering have a value equal to at least $40,000,000, and that we are not required to effect more than five demand registrations. We may postpone for a reasonable period of time, which may not exceed 90 days, the filing of a registration statement that a Demand Holder requested that it file pursuant to the Stockholders’ Agreement if our board of directors determines that the filing of the registration statement would require us to disclose material non-public information that, in our board of directors’ good faith judgment, after consultation with independent outside counsel to the company, would be required to be disclosed in such registration statement but which we have a bona fide business purpose for not disclosing publicly, provided that, unless otherwise approved in writing by the Holders of a majority of our common stock that demanded the registration, we may not postpone such filing more than twice, or for more than an aggregate of 90 days, in each case, during any 12-month period.
In addition, if we propose to register additional shares of common stock, each Holder will be entitled to notice of the registration and will be entitled to include its shares of common stock (on a pro rata and pari passu basis) in that registration with all registration expenses paid by us. Prior to the distribution by Keane Investor of all of the common stock it holds as of the completion of the IPO to its equity holders, Holders other than Keane Investor or a Demand Holder will not be entitled to include shares of common stock held by such Holder in a registration proposed by us unless Keane Investor or a Demand Holder also elects to participate in such registration.
Board Representation Rights
Pursuant to the Stockholders’ Agreement, we were required to appoint individuals designated by Keane Investor (the “Keane Investor Designees”) to our board of directors.
Our certificate of incorporation provides that, prior to the 50% Trigger Date, the authorized number of directors may be increased or decreased by the Designated Controlling Stockholder or a majority of our directors. The Designated Controlling Stockholder shall, immediately prior to the 50% Trigger Date, set the size of the board of directors at 11 directors. On or after the 50% Trigger Date, the authorized number of directors may be increased or decreased by the affirmative vote of not less than two-thirds (2/3) of the then-outstanding shares of capital stock or by resolution of our board of directors. Under the Stockholders’ Agreement, Keane Investor, or any Holder, will have the following board representation rights:

•
from the date on which Keane is no longer a controlled company under the applicable rules of the NYSE but prior to the 35% Trigger Date, Keane Investor shall have the right to designate to our board of directors a number of individuals equal to one director fewer than 50% of our board of directors at any time, and will (i) cause its directors appointed to the board of directors to vote in favor of maintaining an 11-person board of directors (unless the management board of Keane Investor otherwise agrees by affirmative vote of 80% of the members of the management board of Keane Investor) and (ii) appoint four directors designated by Cerberus and one director designated by Trican; provided, however, that such Keane Investor Designees are qualified and suitable to serve as members of our board of directors under all applicable corporate governance policies and guidelines of Keane and our board of directors, and all applicable legal, regulatory and stock exchange requirements (other than any requirements under the NYSE regarding director independence) (the “Director Requirements”);

•
for so long as any Holder has beneficial ownership of less than 35% but at least 20% of our then-outstanding common stock, such Holder shall have the right to designate to our board of directors a number of individuals who satisfy the Director Requirements equal to the greater of (i) three or (ii) 25% of the size of our board of directors at any time (rounded up to the next whole number);

•
for so long as any Holder has beneficial ownership of less than 20% but at least 15% of our then-outstanding common stock, such Holder shall have the right to designate to our board of directors a number of individuals who satisfy the Director Requirements equal to the greater of (i) two or (ii) 15% of the size of our board of directors at any time (rounded up to the next whole number);

•
for so long as any Holder has beneficial ownership of less than 15% but at least 10% of our then-outstanding common stock, such Holder shall have the right to designate one individual to our board of directors who satisfies the Director Requirements.

Each of Cerberus, Trican and a representative of a majority of the shares of common stock held by the Keane Parties, shall be entitled to, at its option, designate up to two individuals in the capacity of non-voting observers (the “Observers”) to our board of directors. The appointment and removal of any Observer shall be by written notice to the board of directors. An Observer may attend any meeting of the board of directors, provided that no Observer shall have the right to vote or otherwise participate in the board of directors meeting in any way other than to observe any applicable meeting of the board of directors. Our board of directors or any committee thereof shall have the right to exclude an Observer from any meeting or portion thereof in the sole discretion of a majority of the members in attendance at such meeting.
Under the Stockholders’ Agreement, in the event of a vacancy on our board of directors arising through the death, resignation or removal of a Holder’s board designee, the Holder shall have the right to designate a replacement who satisfies the Director Requirements to fill such vacancy.
Indemnification; Expenses
We have agreed to indemnify Keane Investor, or any Holder, against any losses or damages resulting from any untrue statement or omission of material fact in any registration statement or prospectus pursuant to which we sell our shares, unless such liability arose from Keane Investor, or any such Holder’s, misstatement or omission, and Keane Investor and the Holders have agreed to indemnify us against all losses caused by their misstatements or omissions. We have also agreed to pay all expenses incident to our performance of or compliance with the registration rights under the Stockholders’ Agreement, including but not limited to all underwriting discounts, commissions, fees and related expenses of underwriters, provided that a Demand Holder shall be responsible for our out-of-pocket registration expenses in the case of a withdrawal of a demand registration by such party (subject to certain exceptions). In addition, the Stockholders’ Agreement will provide that any ownership interests in Keane forfeited by Trican as a result of an indemnification by Trican (in connection with our acquisition of the Acquired Trican Operations) will be subsequently transferred to our company by Keane Investor.
Keane Investor Limited Liability Company Agreement
Our Sponsor, the Keane Parties, Trican and management holders of Keane Group’s Class B Units, entered into the Keane Investor LLC Agreement, pursuant to which Keane Investor’s appointees to our Board of Directors will be selected. The Keane Investor LLC Agreement also contains certain non-competition restrictions as described above in “—Trican Transaction,” as well as transfer restrictions relating to Keane Investor’s shares of our common stock.
Policy and Procedures for the Review, Approval or Ratification of Transactions with Related Persons
Prior to the completion of the IPO, our board of directors adopted a written policy (the “Related Party Policy”) and procedures for the review, approval or ratification of “Related Party Transactions” by the independent members of the audit and risk committee of our board of directors. For purposes of the Related Party Policy, a “Related Party

Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the company or any of its subsidiaries is a participant, and (3) any Related Party (as defined herein) has or will have a direct or indirect material interest.
The Related Party Policy defines “Related Party” as any person who is, or, at any time since the beginning of the company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members (each, a “Family Member”) includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
Prior to the company entering into any Related Party Transaction, such Related Party Transaction will be reported to our General Counsel who will report the same to the audit and risk committee. Our General Counsel will conduct an investigation and evaluation of the Related Party Transaction and will report his or her findings to the audit and risk committee, including a summary of material facts. The audit and risk committee will review the material facts of all Related Party Transactions which require the audit and risk committee’s approval and either approve or disapprove of the Related Party Transaction, subject to the exceptions described below. If advance notice of a Related Party Transaction has been given to the audit and risk committee and it is not possible to convene a meeting of the audit and risk committee, then the chairman of the audit and risk committee will consider whether the Related Party Transaction is appropriate and, if it is, will approve the Related Party Transaction, with the audit and risk committee being asked to ratify the Related Party Transaction at the next regularly scheduled meeting of the audit and risk committee. In the event the audit and risk committee does not ratify any such Related Party Transaction, management shall make all reasonable efforts to cancel or annul such Related Party Transaction. In determining whether to approve or ratify a Related Party Transaction, the audit and risk committee, or its chairman, as applicable, will consider all factors it deems appropriate, including the factors listed below in “—Review Criteria.”
Entering into a Related Party Transaction without the approval or ratification required by the terms of the Related Party Policy is prohibited and a violation of such policy. In the event the company’s directors, executive officers or Chief Accounting Officer become aware of a Related Party Transaction that was not previously approved or ratified under the Related Party Policy, such person will promptly notify the audit and risk committee (or, if it is not practicable for the company to wait for the audit and risk committee to consider the matter, the chairman of the audit and risk committee) will consider whether the Related Party Transaction should be ratified or rescinded or other action should be taken, with such review considering all of the relevant facts and circumstances regarding the Related Party Transaction, including the factors listed below in “—Review Criteria.” The chairman of the audit and risk committee will report to the committee at its next regularly scheduled meeting any actions taken under the Related Party Policy pursuant to the authority delegated in this paragraph. The audit and risk committee will also review all of the facts and circumstances pertaining to the failure to report the Related Party Transaction to the audit and risk committee and will take, or recommend to our board of directors, any action the audit and risk committee deems appropriate.
No member of the audit and risk committee or director of our board will participate in any discussion or approval of a Related Party Transaction for which he or she is a Related Party, except that the audit and risk committee member or board director will provide all material information concerning the Related Party Transaction to the audit and risk committee.
If a Related Party Transaction will be ongoing, the audit and risk committee may establish guidelines for the company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the audit and risk committee, on at least an annual basis, will review and assess ongoing relationships with the Related Party to ensure that they are in compliance with the audit and risk committee’s guidelines and that the Related Party Transaction remains appropriate.
Review Criteria
All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party’s interests in the transaction. As appropriate for the circumstances, the audit and risk committee or its chairman, as applicable, will review and consider:

•	the Related Party’s interest in the Related Party Transaction;

•
the terms of the Related Party Transaction, including the approximate dollar value of the amount involved in the Related Party Transaction and the approximate dollar value of the amount of the Related Party’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction is being undertaken in the ordinary course of business of the company;

•	whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the company than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to the company of, the Related Party Transaction;

•	a description of any provisions or limitations imposed as a result of entering into the Related Party Transaction;

•	whether the proposed transaction includes any potential reputational risk issues for the company which may arise as a result of or in connection with the Related Party Transaction;

•	whether the proposed transaction would violate any requirements of the company’s financing or other material agreements; and

•	any other relevant information regarding the Related Party Transaction or the Related Party.
The audit and risk committee, or its chairman, as applicable, may approve or ratify the Related Party Transaction only if the audit and risk committee, or its chairman, as applicable, determines in good faith that, under all of the circumstances, the transaction is fair to the company. The audit and risk committee, in its sole discretion, may impose such conditions as it deems appropriate on the company or the Related Party in connection with approval of the Related Party Transaction.
Pre-Approved Related Party Transactions
The audit and risk committee has determined that the following transactions will be deemed pre-approved or ratified and will not require review or approval of the audit and risk committee, even if the aggregate amount involved will exceed $120,000, unless otherwise specifically determined by the audit and risk committee.

•
Any employment by the company of an executive officer of the company or any of its subsidiaries if the related compensation conforms with our company’s compensation policies and if the executive officer is not a Family Member of another executive officer or of a director of our board; and

•	Any compensation paid to a director of our board if the compensation is consistent with the company’s bylaws and any compensation policies.
Notwithstanding anything to the contrary in the Related Party Policy, in the event the bylaws of the company require review by our board of directors and/or approval of a Related Party Transaction, the audit and risk committee, and its chairman, will not have the authority to review or approve a Related Party Transaction but will provide a recommendation to our board of directors for the board’s use in its consideration of a given Related Party Transaction.

Director Independence
Our board of directors has affirmatively determined that Marc G. R. Edwards, Gary M. Halverson and Elmer D. Reed are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Item 14. Principal Accountant Fees and Services
Audit Fees
The following table summarizes fees paid or accrued to our independent registered public accounting firm, KPMG LLP (“KPMG”), in connection with various services for the years ended December 31, 2015 and 2016 respectively:

	(Thousands of Dollars)
	2016	2015
Audit Fees(1)	$671	$288
Audit –Related Fees(2)	1,832	7
Tax Fees(3)	231	138
All Other Fees(4)	45	—
Total	$2,779	$432

(1)
Consists of fees for professional services rendered for the audits of our consolidated financial statements for fiscal years 2016, 2015 and 2014 included in our Registration Statement on Form S-1 and Annual Report on Form 10-K

(2)	Consists of fees billed for assurance and related services, primarily related to our initial public offering.

(3)	Consists of fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

(4)	Consists of fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.

Pre-Approval Policy
Our audit and risk committee has adopted a policy (the “Pre-Approval Policy”), that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage KPMG to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit and risk committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“General Pre-Approval”). Unless a type of service to be provided by KPMG has received General Pre-Approval under the Pre-Approval Policy, it requires specific pre-approval by the audit and risk committee. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. On an annual basis, the audit and risk committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by KPMG without first obtaining specific pre-approval from our audit and risk committee. Our audit and risk committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.
During 2016 and 2015, no services were provided to us by KPMG other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits and Financial Schedules
The following documents are filed as part of this report:
Financial Statements

Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Keane Group, Inc., including Amendment of Certificate of Incorporation, dated October 13, 2016		S-1	333-215079	3.1	12/14/16
3.2	Bylaws of Keane Group, Inc.	*
4.1	Stockholders’ Agreement, dated as of January 20, 2017, by and among Keane Group, Inc. and the stockholders named therein		8-K	001-37988	10.1	1/26/17
10.1	Asset-Based Revolving Credit Agreement, dated February 17, 2017, by and among Keane Group Holdings, LLC, as the Lead Borrower, Keane Frac LP and KS Drilling, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent		8-K	001-37988	10.1	2/23/17
10.2
Term Loan Agreement, dated March 15, 2017, among Keane Group, Inc., as the Parent Guarantor, Keane Group Holdings, LLC, as the Lead Borrower, the borrowers thereto, the Lenders Party thereto, and Owl Rock Capital Corporation, as administrative and collateral agent and lead arranger

		*
10.3	Keane Management Holdings LLC Management Incentive Plan		S-1	333-215079	10.6	12/14/16
10.4	Keane Group, Inc. Equity and Incentive Award Plan	*
10.5	Form of Keane Group, Inc. Executive Incentive Bonus Plan		S-1	333-215079	10.8	12/14/16
10.6	Form of Indemnification Agreement		S-1	333-215079	10.9	12/14/16
10.7	Form of Director Services Agreement		S-1	333-215079	10.10	12/14/16
10.8	Form of Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and James C. Stewart		S-1	333-215079	10.11	12/14/16
10.9	Form of Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Gregory L. Powell		S-1	333-215079	10.12	12/14/16
10.10	Form of Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and M. Paul DeBonis Jr.		S-1	333-215079	10.13	12/14/16

10.11	Employment Agreement, dated as of October 20, 2016, by and between Keane Group Holdings, LLC and Kevin M. McDonald		S-1	333-215079	10.14	12/14/16
10.12	Employment Agreement, dated March 15, 2016, by and between KGH Intermediate Holdco II, LLC and James J. Venditto		S-1	333-215079	10.15	12/14/16
10.13	Employment Agreement, dated as of February 1, 2016, by and between Keane Group Holdings, LLC and Ian J. Henkes		S-1	333-215079	10.16	12/14/16
10.14	Form of Amendment to Employment Agreement, by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and James J. Venditto		S-1	333-215079	10.17	12/14/16
10.15	Form of Amendment to Employment Agreement, by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Ian J. Henkes		S-1	333-215079	10.18	12/14/16
10.16	Form of Assignment Agreement, by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Kevin M. McDonald		S-1	333-215079	10.19	12/14/16
10.17	Keane Value Creation Plan		S-1	333-215079	10.20	12/14/16
10.18
Limited Liability Company Agreement of Keane Investor Holdings LLC, dated as of January 20, 2017, by and among Cerberus International II Master Fund, L.P., Cerberus Institutional Partners, L.P. — Series Four, Cerberus Institutional Partners V, L.P., Cerberus CP Partners, L.P., Cerberus MG Fund, L.P., CIP VI Overseas Feeder, Ltd., CIP VI Institutional Feeder, L.P., JS Keane Coinvestor LLC, Trican Well Services, L.P., SJK Family Limited Partnership, LP, KCK Family Limited Partnership, LP, Tim Keane, Brian Keane, SJ Keane Family Trust, Jacquelyn Keane, Cindy Keane, KC Family Trust, Cerberus Capital Management, L.P., S & K Management Services, LLC and the Persons listed on Schedule A thereto
			8-K	001-37988	10.4	1/26/17
10.19	Asset Purchase Agreement, dated as of January 25, 2016, by and among Keane Group Holdings, LLC, Keane Frac, LP, Trican Well Service Ltd. and the seller companies named therein		S-1	333-215079	10.22	12/14/16
10.20	Intellectual Property License Agreement, dated as of March 16, 2016, by and between Trican Well Service Ltd. and Keane Frac LP		S-1	333-215079	10.23	12/14/16
10.21	Intellectual Property License Agreement, dated as of March 16, 2016, by and among Trican Well Service Ltd., Trican Well Service, L.P. and Keane Frac LP		S-1	333-215079	10.24	12/14/16
10.22	Keane Group, Inc. Form of Restricted Stock Award		8-K	001-37988	10.3	1/26/17
10.23	Keane Group, Inc. Form of Deferred Stock Award Agreement	*
21.1	Schedule of Subsidiaries of Keane Group, Inc.	**

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	**
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm	**
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 20, 2017.

Keane Group, Inc. (Registrant)

By:	/s/ James C. Stewart
James C. Stewart
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Stewart	Chairman and Chief Executive Officer (Principle Executive Officer)	March 20, 2017
James C. Stewart

/s/ Gregory L. Powell	President and Chief Financial Officer (Principle Financial Officer)	March 20, 2017
Gregory L. Powell

/s/ Marc G. R. Edwards	Lead Director	March 20, 2017
Marc G. R. Edwards

/s/ Lucas N. Batzer	Director	March 20, 2017
Lucas N. Batzer

/s/ Dale M. Dusterhoft	Director	March 20, 2017
Dale M. Dusterhoft

/s/ James E. Geisler	Director	March 20, 2017
James E. Geisler

/s/ Lisa A. Gray	Director	March 20, 2017
Lisa A. Gray

/s/ Gary M. Halverson	Director	March 20, 2017
Gary M. Halverson

/s/ Shawn Keane	Director	March 20, 2017
Shawn Keane

/s/ Lenard B. Tessler	Director	March 20, 2017
Lenard B. Tessler

/s/ Elmer D. Reed	Director	March 20, 2017
Elmer D. Reed

/s/ Scott Wille	Director	March 20, 2017
Scott Wille