Form 10-Q
period 2017-03-31
Keane Group, Inc.
filed 2017-05-05
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-03492

Keane Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-4016639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 Sage Road, Suite 370, Houston, TX	77056
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 960-0381

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, the registrant had 103,128,019 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Balance Sheets
(Amounts in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$85,796	$48,920
Trade and other accounts receivable	126,431	66,277
Inventories, net	21,101	15,891
Prepaid and other current assets	9,704	14,618
Total current assets	243,032	145,706
Property and equipment, net	285,315	294,209
Goodwill	50,624	50,478
Intangible assets	42,507	44,015
Other noncurrent assets	5,873	2,532
Total assets	$627,351	$536,940

Liabilities and Owners' Equity
Liabilities
Current liabilities:
Accounts payable	$69,065	$48,484
Accrued expenses	52,654	42,892
Current maturities of capital lease obligations	2,617	2,633
Current maturities of long-term debt	349	2,512
Stock based compensation - current	4,281	—
Other current liabilities	4,086	3,171
Total current liabilities	133,052	99,692
Capital lease obligations, less current maturities	4,744	5,442
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	144,718	267,238
Stock based compensation - noncurrent	4,281	—
Other noncurrent liabilities	4,173	2,316
Total noncurrent liabilities	157,916	274,996
Total liabilities	290,968	374,688

Owners’ equity
Members' equity	—	453,810
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 103,128 shares)	1,031	—
Paid-in capital in excess of par value	401,428	—
Retained deficit	(63,486)	(288,771)
Accumulated other comprehensive (loss)	(2,590)	(2,787)
Total owners’ equity	336,383	162,252
Total liabilities and owners’ equity	$627,351	$536,940
See accompanying condensed notes to condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$240,153	$61,195
Operating costs and expenses:
Cost of services (excluding depreciation of $28,123 and $14,882, respectively, included in depreciation and amortization presented below)	223,992	67,845
Depreciation and amortization	30,373	16,108
Selling, general and administrative expenses	17,552	20,160
Total operating costs and expenses	271,917	104,113
Operating loss	(31,764)	(42,918)
Other income (expense):
Other income, net	4	133
Interest expense(1)	(40,361)	(8,408)
Total other expenses	(40,357)	(8,275)
Loss before income taxes	(72,121)	(51,193)
Deferred income tax expense	(134)	—
Net loss	(72,255)	(51,193)
Net loss attributable to predecessor	(8,769)	—
Net loss attributable to Keane Group, Inc.	(63,486)	(51,193)
Other comprehensive income (loss):
Foreign currency translation adjustments	13	65
Hedging activities	184	1,391
Total comprehensive loss	$(72,058)	$(49,737)

Unaudited net loss per share(2):
Basic and diluted net loss per share	$(0.70)	$(0.59)

Weighted-average shares outstanding: basic and diluted(2)	103,013	87,313

(1)
Interest expense during the quarter ended March 31, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the Company (as defined herein)'s refinancing of its 2016 ABL Facility (as defined herein) and the Company's early debt extinguishment of its 2016 Term Loan Facility (as defined herein) and Senior Secured Notes (as defined herein).

(2)
The earnings per share amounts have been computed to give effect to the Organizational Transactions (as defined herein), including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of our Existing Owners' (as defined herein) membership interests for the newly-created ownership interests.

See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Changes in Owners' Equity
(Amounts in thousands)
(Unaudited)

	Members’ equity	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2016	$453,810	$—	$—	$(288,771)	$(2,787)	$162,252
Net loss prior to the Organizational Transactions		—	—	(8,769)	—	(8,769)
Effect of the Organizational Transactions	(453,810)	—	156,270	297,540	—	—
Issuance of common stock sold in initial public offering, net of offering costs and deferred stock awards for executives	—	1,031	245,902	—	—	246,933
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	1,138	—	—	1,138
Other comprehensive income	—	—	—	—	197	197
Deferred tax adjustment	—	—	(1,882)	—	—	(1,882)
Net loss subsequent to Organizational Transactions	—	—	—	(63,486)	—	(63,486)
Balance as of March 31, 2017	$—	$1,031	$401,428	$(63,486)	$(2,590)	$336,383

See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(72,255)	$(51,193)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	30,373	16,108
Amortization of deferred financing fees	3,847	523
Loss on debt extinguishment, including prepayment premiums	31,084	—
Unrealized loss on de-designation of a derivative	184	1,391
Interest forgiven on loan - related party	—	(2,174)
Equity-based compensation	1,138	1,769
Other non-cash (expense)	(436)	(8)
Decrease (increase) in accounts receivable	(60,152)	(7,614)
Decrease (increase) in inventories	(5,537)	15,079
Decrease (increase) in prepaid and other current assets	4,920	(265)
Decrease (increase) in other assets	(150)	86
Increase (decrease) in accounts payable	9,067	(13,146)
Increase in accrued expenses	9,622	1,848
Increase in other liabilities	889	1,005
Net cash used in operating activities	(47,406)	(36,591)
Acquisition of business	—	(199,400)
Purchase of property and equipment	(10,070)	(5,614)
Implementation of ERP software	(7)	(35)
Proceeds from sale of assets	2,376	372
Payments for leasehold improvements	(157)	—
Net cash used in investing activities	(7,858)	(204,677)
Cash flows from financing activities:
Proceeds from issuance of common stock	255,494	—
Proceeds from the secured notes and term loan facility	150,000	100,000
Payments on the secured notes and term loan facility	(288,103)	(1,250)
Payments on capital leases	(662)	(428)
Prepayment premiums on early debt extinguishment	(15,817)	—
Payment of debt issuance costs	(8,800)	(13,689)
Contributions (distributions)	—	202,645
Net cash provided by financing activities	92,112	287,278
Noncash effect of foreign translation adjustments	28	172
Net increase in cash and cash equivalents	36,876	46,182
Cash and cash equivalents, beginning	48,920	53,422
Cash and cash equivalents, ending	$85,796	$99,604

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$11,383	$4,907
Income taxes	—	—
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$12,113	$225
Non-cash forgiveness of related party loan	—	20,000
Non-cash issuance of Class A and C Units	—	42,669

See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(1)    Basis of Presentation and Nature of Operations
Keane Group, Inc. (the "Company" or "KGI") was formed on October 13, 2016 as a Delaware corporation to be a holding corporation for Keane Group Holdings, LLC and its subsidiaries (altogether referred to as "Keane Group"), for the purpose of facilitating the initial public offering (the "IPO") of shares of common stock of the Company.
The accompanying unaudited condensed consolidated and combined financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with our 2016 Annual Report on Form 10-K.
Our accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.
Management believes the unaudited condensed consolidated and combined financial statements included herein contain all adjustments necessary to present fairly our financial position as of March 31, 2017, the results of our operations for the quarters ended March 31, 2017 and 2016, and our cash flows for the quarters ended March 31, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of our operations for the quarter ended March 31, 2017 may not be indicative of results for the full year.
The unaudited condensed consolidated and combined financial statements include the accounts of Keane Group, Inc. and Keane Group.
The unaudited condensed consolidated financial statements for the period from January 1, 2016 to March 15, 2016 reflect only the historical results of the Company prior to the completion of the Company's acquisition of Trican’s U.S. Operations (defined herein).
Proforma financial information for earnings per share has been presented to give effect to the IPO and Organizational Transactions as if they had occurred on January 1, 2016. Financial results for 2016 for Keane Group, Inc. and Keane Group Holdings, LLC are similar, as there was no activity under Keane Group, Inc. in 2016.
(a) Initial Public Offering
On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters' exercise of their overallotment option. The IPO proceeds, net of underwriters' fees and capitalized cash payments of $4.8 million for professional services and other direct IPO related activities, was $255.5 million. The net proceeds were used to fully repay KGH Intermediate Holdco II, LLC ("Holdco II")’s term loan balance of $99 million and the associated prepayment premium of $13.8 million, and to repay $50 million of its 12% secured notes due 2019 ("Senior Secured Notes") and the associated prepayment premium of approximately $0.5 million. The leftover proceeds will be used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
All underwriting discounts and commissions and other specific costs directly attributable to the IPO have been deferred and netted against the gross proceeds of the offering through additional paid-in capital.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(b) Organizational Transactions
In connection with the IPO, the Company completed a series of organizational transactions (the "Organizational Transactions"), including the following:

•
Certain entities affiliated with Cerberus Capital Management, L.P. (our "Sponsor"), certain members of the Keane family, Trican Well Service Ltd. and certain members of our management (collectively, the “Existing Owners”) contributed all of their direct and indirect equity interests in Keane Group to Keane Investor Holdings LLC (“Keane Investor”);

•	Keane Investor contributed all of its equity interests in Keane Group to the Company in exchange for common stock of the Company; and

•	our independent directors received grants of restricted stock of the Company in substitution for their interests in Keane Group.
The Organizational Transactions represented a transaction between entities under common control and was accounted for similarly to pooling of interests in a business combination. The common stock of the Company issued to Keane Investor in exchange for its equity interests in Keane Group was recognized at the carrying value of the equity interests in Keane Group. In addition, the Company became the successor and Keane Group the predecessor for the purposes of financial reporting. The financial statements for the periods prior to the IPO and Organizational Transactions have been adjusted to combine and consolidate the previously separate entities for presentation purposes.
As a result of the Organizational Transactions and the IPO, (i) the Company is a holding company with no material assets other than its ownership of Keane Group, (ii) an aggregate of 72,354,019 shares of the Company's common stock are owned by Keane Investor and the Company's independent directors, and Keane Investor entered into a Stockholders’ Agreement with the Company, (iii) the Existing Owners became holders of equity interests in the Company's controlling stockholder, Keane Investor (and holders of Keane Group’s Class B and Class C Units became holders of Class B and Class C Units in Keane Investor) and (iv) the capital stock of the Company consists of (y) common stock, entitled to one vote per share on all matters submitted to a vote of stockholders and (z) undesignated and unissued preferred stock.

(2)    Summary of Significant Accounting Policies
(a) Taxes
Upon consummation of the IPO and the Organizational Transactions, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the unaudited condensed consolidated and combined financial statements for the three months ended March 31, 2017.
Limited liability companies are subject to the Texas margin tax. In addition, the Company has a Canadian subsidiary, which is treated as a corporation for Canadian federal and provincial tax purposes and is subject to foreign income tax. Provisions for the Texas margin tax and Canadian taxes have been provided in the unaudited condensed consolidated and combined financial statements for the three months ended March 31, 2017 and 2016.
The Company is responsible for certain state income and franchise taxes, which include Pennsylvania, Texas and New York. These amounts are reflected as selling, general and administrative expenses in the unaudited condensed consolidated and combined financial statements of the Company.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance to reduce the carrying value of any deferred tax assets is recorded when it is more likely than not that a portion, or all, of the deferred tax assets will expire before realization of the benefit. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that a portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. When the likelihood of the realization of existing deferred tax assets changes, adjustments to the valuation allowance are recognized within the provision for income taxes in the period in which the determination is made. In addition, interest and penalties related to unrecognized tax benefits are recognized within the provision for income taxes.
See Note (16) (Income Taxes) for details of amounts recorded in the unaudited condensed consolidated and combined financial statements.
(b) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards and restricted stock units to be settled in common stock ("RSUs") based on the fair value of the awards at the date of grant, net of estimated forfeitures. The fair value of restricted stock awards and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company's common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. However, as a newly established public company, Keane’s historical data to estimate the forfeiture rate is not readily available; therefore, the Company's initial estimate is zero at this time, and the Company will evaluate and adjust the estimate quarterly, which may impact the value that will ultimately be recognized as compensation expense.

Compensation expense from time-based restricted stock awards and RSUs is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The cash flows resulting from the tax deductions in excess of the compensation expense recognized for restricted stock awards and RSUs (excess tax benefit) are classified as financing cash flows.

Deferred compensation expense associated with liability based awards, such as deferred stock awards that are expected to settle with the issuance of common stock based on a fixed monetary amount at inception, is recognized at the fixed monetary amount at inception and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Upon settlement, the holders receive an amount of common stock equal to the fixed monetary amount at inception, based on the closing price of the Company's stock on the date of settlement. For additional information, see Note (11) (Stock-Based Compensation).

(3) Acquisition
On March 16, 2016, the Company acquired the majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the "Acquired Trican Operations”), for total consideration of $248.1 million comprised of $199.4 million in cash, $6.0 million in adjustments pursuant to terms of the acquisition agreement to Trican Well Service Ltd. and $42.7 million in Class A and C Units in the Company (the “Trican Transaction”).
The Company accounted for the acquisition of the Acquired Trican Operations using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded based on their fair values. The Company finalized the purchase price allocation in March 2017 and recorded certain immaterial measurement period adjustments during the quarter ended March 31, 2017.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following table summarizes the fair value of the consideration transferred for the acquisition of the Acquired Trican Operations and the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

Total Purchase Consideration:
(Thousands of Dollars)
	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash consideration	$199,400	$—	$199,400
Net working capital purchase price adjustment	6,000	—	6,000
Class A and C Units issued	42,669	—	42,669
Total consideration	$248,069	$—	$248,069

Accounts receivable	$37,377	$—	$37,377
Inventories	20,006	(202)	19,804
Prepaid expenses	7,170	—	7,170
Property and equipment	205,546	(413)	205,133
Intangible assets	3,880		3,880
Total identifiable assets acquired	273,979	(615)	273,364
Accounts payable	(12,630)	469	(12,161)
Accrued expenses	(9,524)		(9,524)
Current maturities of capital lease obligations	(1,594)	—	(1,594)
Capital lease obligations, less current maturities	(2,386)	—	(2,386)
Other non-current liabilities	(1,372)	—	(1,372)
Total liabilities assumed	(27,506)	469	(27,037)
Goodwill	1,596	146	1,742
Total purchase price consideration	$248,069	$—	$248,069

There was no adjustment to earnings during the first quarter of 2017 for provisional amounts recognized as of the acquisition date.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(4)    Intangible Assets
The intangible assets balance in the Company’s unaudited condensed consolidated and combined balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	March 31, 2017
	Remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.5	$52,400	$(21,628)	$30,772
Non-compete agreements	8.4	750	(306)	444
Trade name	0.6 - Indefinite life	11,090	(742)	10,348
Technology	2.0	2,343	(1,400)	943
Total		$66,583	$(24,076)	$42,507

	(Thousands of Dollars)
	December 31, 2016
	Remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.8	$52,400	$(20,336)	$32,064
Non-compete agreements	8.7	750	(288)	462
Trade name	0.9 - Indefinite life	11,090	(686)	10,404
Technology	2.3	2,324	(1,239)	1,085
Total		$66,564	$(22,549)	$44,015

Amortization expense related to the intangible assets for the quarters ended March 31, 2017 and 2016 was $1.5 million and $1.1 million, respectively.

(5)    Inventories, net
Inventories, net consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Sand, including freight	$9,438	$6,520
Chemicals and consumables	5,993	4,774
Materials and supplies	5,670	4,597
Total inventory, net	$21,101	$15,891
Inventories are reported net of obsolescence reserves of $0.2 million and $0.09 million, as of March 31, 2017 and December 31, 2016, respectively. Inventories are stated at the lower of cost or market, with cost being determined using the weighted average cost method for all inventories. Ending balances for inventories are determined through monthly physical counts.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(6)    Property and Equipment, net
Property and Equipment, net consisted of the following at March 31, 2017 and December 31, 2016:

	(Thousands of Dollars)
	March 31, 2017	December 31, 2016
Land	$5,081	$5,166
Building and leasehold improvements	28,910	30,750
Office furniture, fixtures and equipment	5,095	4,780
Machinery and equipment	533,879	514,017
	572,965	554,713
Less accumulated depreciation	(290,225)	(261,292)
Construction in progress	2,575	788
Total property and equipment, net	$285,315	$294,209

During the first quarter of 2017, the Company sold its facility located in Woodward, OK (the "Woodward Facility"), which was obtained in connection with the acquisition of the Acquired Trican Operations. At the time of disposal, the carrying value of the Woodward Facility was $1.9 million, and the Company recognized a gain on disposal of $0.5 million. This gain on disposal is associated with the Corporate and Other segment and presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statement of operations.
In addition, during the first quarter of 2017, the Company capitalized $3.0 million on re-commissioning idle hydraulic fracturing fleets.
The machinery and equipment balance as of March 31, 2017 and December 31, 2016 included $10.1 million of hydraulic fracturing equipment and $2.4 million of vehicles under capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $6.3 million and $5.7 million as of March 31, 2017 and December 31, 2016, respectively. Accumulated depreciation for the vehicles under capital leases was $0.8 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(7)    Long-Term Debt
Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following:

	(Thousands of Dollars)
	March 31, 2017	December 31, 2016
2017 Term Loan Facility	$150,000	$—
Senior Secured Notes	—	190,000
2016 Term Loan Facility	—	98,103
Capital leases	7,405	8,075
Less: Unamortized debt discount and debt issuance costs	(4,977)	(18,353)
Total debt, net of unamortized debt discount and debt issuance costs	152,428	277,825
Less: Current portion	2,966	5,145
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$149,462	$272,680
2016 ABL Facility
On March 16, 2016, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac, LP, KS Drilling, LLC, Keane Frac ND, LLC, Keane Frac TX, LLC and Keane Frac GP, LLC entered into an amendment which modified their existing revolving credit and security agreement (as amended, the “2016 ABL Facility”) with certain financial institutions (collectively, the “2016 ABL Lenders”) and PNC Bank, National Association ("PNC Bank"), as agent for the 2016 ABL Lenders.
On February 17, 2017, the Company replaced its 2016 ABL Facility with the 2017 ABL Facility (as described below).
The Company expensed $0.3 million in deferred financing costs related to the proportionate decrease in the borrowing capacity with PNC Bank under the new 2017 ABL Facility. The remaining $1.0 million in deferred financing costs related to the 2016 ABL Facility is being amortized over the life of the 2017 ABL Facility.
2017 ABL Facility
On February 17, 2017, Keane Group Holdings, LLC, Keane Frac, LP, KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes an ABL Borrower under the 2017 ABL Facility in accordance with the terms thereof, (collectively, the "ABL Borrowers")) and the ABL Guarantors (as defined below), including KGI, entered into an asset-based revolving credit agreement (the "2017 ABL Facility") with each lender from time to time party thereto and Bank of America, N.A. as administrative agent and collateral agent. The 2017 ABL Facility replaced the 2016 ABL Facility, which agreement was terminated in connection with the effectiveness of the 2017 ABL Facility. No early termination fees were incurred by Keane Group, Inc. in connection with such termination.
The 2017 ABL Facility provides for a $150 million revolving credit facility (with a $20 million subfacility for letters of credit), subject to a Borrowing Base (as defined below). In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an increase in commitments of up to $75 million. Loans arising under the initial commitments of the 2017 ABL Facility, which have not been extended, mature on February 17, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Amounts outstanding under the 2017 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings, LLC’s option, (a) the base rate, plus an applicable margin equal to (x) if total net leverage is greater than 4.0:1.0, 3.50%, (y) if the total net leverage ratio is less than or equal to 4.0:1.0 but greater than 3.5:1.0, 3.25% or (z) if the total net leverage ratio is less than or equal to 3.5:1.0, 3.00%, or (b) the adjusted London Interbank Offered Rate ("LIBOR") for such interest period, plus an applicable margin equal to (x) if total net leverage is greater than 4.0:1.0, 4.50%, (y) if the total net leverage ratio less than or equal to 4.0:1.0 but greater than 3.5:1.0, 4.25% or (z) if the total net leverage ratio is less than or equal to 3.5:1.0, 4.00%. The margin is set at the highest level until the first day following the second full fiscal quarter ending after February 17, 2017, and the total net leverage ratio is determined on the last day of the most recent fiscal quarter then ended. Following an event of default, the 2017 ABL Facility bears interest at the rate otherwise applicable to such loans at such time plus an additional 2.00% per annum during the continuance of such event of default, and the letter of credit fees increase by 2.00%.
The amount of loans and letters of credit available under the 2017 ABL Facility is limited to, at any time of calculation, a borrowing base (the "Borrowing Base") in an amount equal to (a) 85% multiplied by the amount of eligible billed accounts; plus (b) 75% multiplied by the amount of eligible unbilled accounts; provided, that the amount attributable to clause (b) may not exceed 20% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (c)); plus (c) the lesser of (i) 70% of the cost and (ii) 85% of the appraised value of eligible inventory and eligible frac iron; provided, that the amount attributable to clause (c) may not exceed 15% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (b)); minus (d) the then applicable amount of all reserves.
The amounts outstanding under the 2017 ABL Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac GP, LLC, each ABL Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that is required to execute and deliver a facility guaranty after February 17, 2017 (collectively, the "ABL Guarantors").
The 2017 ABL Facility contains various affirmative and negative covenants typical for these types of agreements, including a financial covenant, which provides that if any of (a) an event of default is occurring and continuing, (b) if no loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, liquidity is less than the greater of (i) 15% of the lesser of $150,000,000 and the Borrowing Base, at any time of determination (the “Loan Cap”) and (ii) $17,500,000 at any time or (c) if any loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, excess availability is less than the greater of (i) 15% of the Loan Cap and (ii) $17,500,000 at any time, then the consolidated fixed charge coverage ratio, as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, may not be lower than 1.0:1.0.
In connection with the initial borrowings under the 2017 ABL Facility, the Company incurred $3.8 million of debt issuance costs as of March 31, 2017.
There were no amounts outstanding under the 2017 ABL Facility as of March 31, 2017. The Company's availability under the 2017 ABL Facility was $108.1 million as of March 31, 2017.
2016 Term Loan Facility
On March 16, 2016, KGH Intermediate Holdco I, LLC, Holdco II and Keane Frac, LP, entered into a credit agreement (as amended, the “2016 Term Loan Facility”) with certain financial institutions (collectively, the “2016 Term Lenders”) and CLMG Corp., as administrative agent for the 2016 Term Lenders. The 2016 Term Loan Facility provided for a $100 million term loan. The 2016 Term Loan Facility was prepaid in full on January 25, 2017, in connection with the IPO. The Company paid a prepayment premium of $13.8 million.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The Company accounted for this transaction as an early debt extinguishment and expensed $7.7 million in deferred financing costs associated with the 2016 Term Loan Facility.
2017 Term Loan Facility
On March 15, 2017, Keane Group Holdings, LLC, Keane Frac, LP, KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes a 2017 Term Loan Borrower under the 2017 Term Loan Facility in accordance with the terms thereof, (collectively, the "2017 Term Loan Borrowers")) and the 2017 Term Loan Guarantors (as defined below), including KGI, entered into a term loan agreement (the "2017 Term Loan Facility") with each lender from time to time party thereto and Owl Rock Capital Corporation, as administrative agent and collateral agent.
The 2017 Term Loan Facility provides for a $150 million initial term loan. In addition, subject to certain customary conditions, the 2017 Term Loan Facility allows for incremental term loans (together with the initial term loan, the "Term Loans") in an amount equal to the sum of (a) $50,000,000 (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) $75,000,000 (less certain amounts in connection with permitted notes and subordinated indebtedness), but only to fund certain permitted acquisitions or investments that constitute acquisitions subject to, in the case of subclause (b), immediately after giving effect thereto, the satisfaction of the minimum liquidity covenant described below and there being no event of default occurring and continuing, plus (c) an unlimited amount, subject to, in the case of subclause (c), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00.
The Term Loans bear interest at a rate per annum equal to, at Keane Group Holdings, LLC's option, (a) the base rate plus 6.25%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 7.25%. Following an event of default, the 2017 Term Loan Facility bears interest at the rate otherwise applicable to such term loans at such time plus an additional 2.00% per annum during the continuance of such event of default. The Term Loans mature on August 18, 2022 or, if earlier, the stated maturity date of any other term loans or term commitments. The Term Loans are secured by property and equipment and other assets.
The amounts outstanding under the 2017 Term Loan Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac GP, LLC, each 2017 Term Loan Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that is required to execute and deliver a facility guaranty after March 15, 2017 (collectively, the "2017 Term Loan Guarantors").
The 2017 Term Loan Facility contains various affirmative and negative covenants typical for these types of agreements, including a financial covenant, which requires that, as of the last day of any month, the sum of (a) unrestricted cash and cash equivalents of the 2017 Term Loan Borrowers and 2017 Term Loan Guarantors that are deposited in blocked accounts (to the extent required to be subject to blocked account agreements under the 2017 Term Loan Facility) and (b) the aggregate principal amount that is available for borrowing under the 2017 ABL Facility, may not be less than $35,000,000. The Company was in compliance with all covenants under the 2017 Term Loan Facility as of March 31, 2017.
In connection with the initial borrowings under the 2017 Term Loan Facility, the Company incurred $5.0 million of debt issuance costs for the quarter ended March 31, 2017. The Company recorded the initial Term Loan on the balance sheet at its outstanding principal amount, net of the unamortized debt issuance costs.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Maturities of the 2017 Term Loan for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2017	$750
2018	1,875
2019	1,500
2020	1,500
2021	1,500
$7,125

Senior Secured Notes
The Company retired its existing note purchase agreement (the "NPA") with certain financial institutions (collectively, the "Purchasers") and U.S. Bank National Association, as agent for the Purchasers, in connection with the IPO and execution of the 2017 Term Loan Facility. In connection with the IPO, $50 million of the NPA was repaid on January 25, 2017. The remaining outstanding balance of $138.7 million was repaid in full on March 15, 2017, upon execution of the 2017 Term Loan Facility. The Company paid a prepayment premium of $1.9 million related to both repayments.
The Company accounted for this transaction as an early debt extinguishment and expensed $7.3 million in deferred financing costs associated with the NPA.
Deferred Financing Costs
Costs incurred to obtain financing are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the unaudited condensed consolidated and combined statements of operations and comprehensive loss.

(8)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the quarter ended March 31, 2017, sales to Completion Services customers represented 100% and 100% of the Company’s consolidated revenue and gross profit, respectively. During the quarter ended March 31, 2016, sales to Completion Services customers represented 96% and 95% of the Company’s consolidated revenue and gross profit, respectively.
The Company depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, which in turn, is affected by current and expected levels of oil and natural gas prices. Oil and natural gas prices began to decline drastically beginning late in the second half of 2014 and remained low through early 2016. This decline, sustained by global oversupply of oil and natural gas, drove our industry into a downturn. Recent events, including declines in North American production and agreements by the Organization of the Petroleum Exporting Countries members to reduce oil production quotas, have provided upward momentum for energy prices. We believe that recent increases in oil and natural gas prices, as well as moderate relief from the global oversupply of oil and domestic oversupply of natural gas, should increase demand for our services and create a more stable demand environment than has been experienced in the prior 24 months. Through its quarterly impairment analysis, the Company determined that there were no triggering events during the quarter ended March 31, 2017 that would indicate the carrying values of its goodwill, indefinite-lived

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

assets and long-lived assets were not recoverable based on the Company’s consideration of relevant qualitative factors.
For the quarter ended March 31, 2017, revenue from the top three customers individually represented 12%, 11% and 10% of the Company’s consolidated revenue. For the quarter ended March 31, 2016, revenue from the top four customers individually represented 26%, 23%, 17% and 10% of the Company’s consolidated revenue. Revenue is earned from each of these customers within the Company’s Completion Services segment.
For the quarter ended March 31, 2017, purchases from two suppliers represented approximately 5% to 10% of the Company’s overall cost of services. For the quarter ended March 31, 2016, purchases from five suppliers represented approximately 5% to 10% of the Company’s overall cost of services. The costs for each of these customers were incurred within the Company’s Completion Services segment.

(9) Derivatives
Holdco II uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt. Holdco II does not speculate using derivative instruments.
Holdco II has an interest rate swap effective through May 9, 2019. Under the terms of this interest rate swap, Holdco II receives LIBOR based variable interest rate payments, subject to a 1.50% floor, and makes payments based on a fixed rate of 1.868%. As of March 31, 2017, the notional amount of the interest rate swap was $97.5 million, decreasing $0.6 million per quarter through the maturity date of May 9, 2019. In connection with the termination of the 2016 Term Loan Facility on January 25, 2017 (see Note (7) (Long-Term Debt)), this interest rate swap no longer qualified for hedge accounting and is being accounted for as a mark-to-market swap.
The net derivative loss, calculated based on the fair value of the swap on the date of the discontinuance of the hedge accounting, of $0.1 million was reclassified from accumulated other comprehensive income ("AOCI") to earnings, due to it becoming probable that the forecasted transaction will not occur in the originally specified time period.
Additionally, the Company has two offsetting interest rate swaps that are not designated as hedges for accounting purposes. Since these swaps offset each other, the remaining payment amounts are known. For the quarter ended March 31, 2017, $0.4 million was paid as a result of the offsetting interest rate swaps. The remaining payments will be made as follows (in thousands of dollars):

Year	Average Notional	Remaining Payments(1)
2017	139,219	$(418)
2018	135,938	(1,022)
2019	132,188	(502)
Total		$(1,942)

(1)
The remaining payments are locked in and calculated by taking the difference between the original swap, which pays a fixed rate of 2.061% and the offsetting swap, which receives a fixed rate of 1.47% multiplied by the notional.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of March 31, 2017:
Other current asset	$—	$166	$166	$(166)	$—
Other noncurrent asset	—	104	104	(104)	—
Other current liability	—	(1,073)	(1,073)	166	(907)
Other noncurrent liability	—	(1,269)	(1,269)	104	(1,165)
As of December 31, 2016:
Other current asset	$—	$342	$342	$(342)	$—
Other noncurrent asset	129	—	129	(129)	—
Other current liability	(313)	(959)	(1,272)	342	(930)
Other noncurrent liability	—	(1,473)	(1,473)	129	(1,344)

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement which are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars).

	Three Months Ended March 31,
	2017	2016	Location
Amount of gain (loss) recognized in AOCI on derivative (effective portion)	$11	$(1,971)	AOCI
Amount of loss reclassified from AOCI into income (effective portion)	(73)	(324)	Interest Expense
Amount of loss reclassified from AOCI into income as a result of originally forecasted transaction becoming probable of not occurring	(100)	(3,038)	Interest Expense
The loss recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the unaudited condensed consolidated and combined statements of operations and comprehensive loss.
There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under Accounting Standards Codification ("ASC") 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Three Months Ended March 31,
Description	Location	2017	2016
Gains (loss) on interest contracts	Interest expense	$(103)	$289
See Note (10) (Fair Value Measurements and Financial Information) for further information related to the Company’s derivative instruments.

(10) Fair Value Measurements and Financial Information
The Company consistently disclosed the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of March 31, 2017, the carrying values of the Company's financial instruments included in its unaudited condensed consolidated and combined balance sheet approximated or equaled their fair values.
Recurring Fair Value Measurement
At March 31, 2017 and December 31, 2016, the only financial instruments the Company measured at fair value on a recurring basis was its interest rate derivatives. At March 31, 2017 and December 31, 2016, the Company recognized a liability for its interest rate derivatives measured at $2.1 million and $2.3 million, respectively, using Level 2 inputs.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposits with financial institutions totaled $85.8 million and $48.9 million as of March 31, 2017 and December 31, 2016, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The credit risk from the derivative contract derives from the potential failure of the counterparty to perform under the terms of the derivative contracts. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties, whose Standard & Poor's credit rating is higher than BBB. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.
The majority of the Company’s trade receivables have payment terms of 30 days or less. As of March 31, 2017, trade receivables from the top two customers individually represented 18% and 14%, respectively, of total accounts receivable. As of December 31, 2016, trade receivables from the top four customers individually represented 15%, 14%, 13% and 12% respectively, of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has not had to write-off any bad debts for its customers during the first quarter of fiscal 2017 and has a process in place to collect all receivables within 30 to 60 days of aging.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(11) Stock-Based Compensation
Under the KGI Equity and Incentive Award Plan, compensation expense for restricted stock awards, RSUs and deferred compensation awards to be settled in the Company's common stock is determined based on the fair value of the awards at the date of grant, net of estimated forfeitures, as applicable. The fair value of these awards is determined based on the number of shares or RSUs granted and the closing price of the Company’s common stock on the date of grant. An estimate of future forfeitures is required in determining the period expense. However, as a newly established public company, the historical data of the Company necessary to estimate the forfeiture rate is not readily available; therefore, the Company's initial estimate is zero at this time. The Company will evaluate and adjust the estimate quarterly, which may impact the value that will ultimately be recognized as compensation expense.
Compensation expense from time-based restricted stock awards and RSUs is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense associated with liability based awards, such as deferred compensation awards with a fixed monetary amount to be settled in the Company's common stock at the closing price of the Company's stock on the vesting date, is recognized based on the fixed monetary amount agreed upon at the grant date and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.
As of March 31, 2017, the Company has two types of equity-based compensation under the Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers and (ii) restricted stock awards issued in substitution for the membership units awarded to three independent directors on October 1, 2016, in connection with the Organizational Transactions.
The following table summarizes equity-based compensation costs for the quarters ended March 31, 2017 and 2016 (in thousands of dollars):

	Three Months Ended March 31,
	2017	2016
Class B Interests	$—	$1,769
Deferred stock awards	1,070	—
Restricted stock awards	68	—
Equity-based compensation cost	$1,138	$1,769

(a) 2016 Class B Interests - Management Incentive Plan
As described in Note (1) (Basis of Presentation and Nature of Operations), in order to effectuate the IPO, the Company completed the Organizational Transactions, which resulted in the Existing Owners contributing all of their direct and indirect equity interests in Keane Group to Keane Investor.
During the quarters ended March 31, 2017 and 2016, Keane Group, Inc. recognized nil and $1.8 million, respectively, of non-cash compensation expense into income related to the Company’s Management Incentive Plan.  As all vested and unvested membership units were contributed to Keane Investor, which is not a legal entity of the Company, on January 20, 2017, the Company did not recognize any compensation expense for the period ended March 31, 2017, and will not recognize any additional non-cash compensation expense associated with unvested membership units in the future.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(b) Deferred stock awards
Upon consummation of the IPO, the executive officers of the Company identified in the table below, became eligible for retention payments, the first on January 1, 2018 and the second on January 1, 2019, in the bonus amounts set forth in the table below. On March 16, 2017, our board approved, and each executive officer agreed, that in lieu of the executive officer's cash retention payments, the executive officer was granted a deferred stock award under the KGI Equity and Incentive Award Plan. Each executive officer’s deferred stock award provides that, subject to the executive officer remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his employment agreement with the Company, the executive officer will be entitled to receive payment of a stock bonus equal to the number of shares of the Company's common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

	Bonus Amounts
	First Bonus	Second Bonus
James C. Stewart	$1,975,706	$1,975,706
Gregory L. Powell	$1,646,422	$1,646,422
M. Paul DeBonis Jr.	$658,569	$658,569

The Company accounted for these deferred stock awards as liability based awards and recorded them at fair value based on the fixed monetary value on the date of grant. The Company recognized $8.6 million as a deferred compensation expense liability and contra-equity.
The first stock bonuses will vest on January 1, 2018 to be paid on February 15, 2018, and the second stock bonus will vest on January 1, 2019 to be paid on February 15, 2019. For the period ended March 31, 2017, the Company recognized $1.1 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statement of operations. The remaining unvested deferred stock awards will be amortized into income on a straight-line basis over the vesting period.
(c) Restricted stock awards
On January 20, 2017, upon consummation of the IPO, the Class B units issued to the independent members of the Board of Directors under the Company’s Management Incentive Plan were converted into 114,580 restricted shares in Keane Group, Inc. These restricted stock awards vest with respect to 33.33% on October 1, 2017, and with respect to an additional 33.33% of the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date.
This exchange of Class B units for restricted stock was treated as a modification of awards classified as equity under ASC 718, "Compensation - Stock Compensation," as the Company viewed the transaction as an exchange of the original award for a new award. To measure the compensation cost associated with the modification of the equity-classified awards, the Company calculated the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value immediately following the modification was $0.3 million, which will be expensed as non-cash stock compensation expense into income over the vesting period. For the quarter ended March 31, 2017, the Company recognized $0.1 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statement of operations and comprehensive (loss).

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(12) Owners’ Equity
(a) Certificate of Incorporation
The Company was formed as a Delaware corporation on October 13, 2016. The Company's certificate of incorporation provides for the (i) authorization of 500,000,000 shares of common stock with a par value of $0.01 per share and (ii) authorization of 50,000,000 shares of undesignated preferred stock with a par value of $0.01 per share that may be issued from time to time by our Board of Directors in one or more series.
Each holder of the Company's common stock is entitled to one vote per share and is entitled to receive dividends and any distributions upon the liquidation, dissolution or winding-up of the Company. The Company's common stock has no preemptive rights, no cumulative voting rights and no redemption, sinking fund or conversion provisions.
(b) Keane Group Holdings Recapitalization
As described in Note (1) (Basis of Presentation and Nature of Operations), the Company completed Organizational Transactions to effect the IPO that resulted in all equity interests in Keane Group, which consisted of 1,000,000 class A units, 176,471 class B units and 294,118 class C units, being converted to an aggregate of 87,428,019 of common stock in the Company on January 20, 2017. The Organizational Transactions represented a transaction between entities under common control and was accounted for similar to pooling of interests. In accordance with the requirements of the Financial Accounting Standards Board (the "FASB") ASC 805, the Company recognized the aggregate 87,428,019 of common stock at the carrying amount of the equity interests in Keane Group on January 20, 2017, which totaled $453.8 million. The Company recorded $0.9 million of par value common stock and the remaining $452.9 million as additional paid-in capital. Furthermore, as the Organizational Transactions resulted in a change in the reporting entity from Keane Group Holdings, LLC to Keane Group, Inc., additional paid-in capital for Keane Group, Inc. was reduced by Keane Group's retained deficit as of January 20, 2017 of $297.5 million.
(c) Initial Public Offering
As described in Note (1) (Basis of Presentation and Nature of Operations), on January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters' exercise of their overallotment option. The net proceeds of the IPO to the Company was $255.5 million, which were used to fully repay Holdco II’s term loan balance of $99 million and the associated prepayment penalty of $13.8 million, and repay $50 million of its 12% secured notes due 2019 and the associated prepayment penalty of approximately $0.5 million. The remaining net proceeds will be used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
All underwriting discounts and commissions and other specific costs directly attributable to the IPO were deferred and applied to the gross proceeds of the offering through additional paid-in capital.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(13) Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) in the equity section of the unaudited condensed consolidated and combined balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2016	$(2,603)	$(184)	$(2,787)
Other comprehensive income, before tax	13	184	197
Income tax expense(1)	—	—	—
March 31, 2017	$(2,590)	$—	$(2,590)

(1) The deferred tax liability created by other comprehensive income was netted against the Company's deferred tax asset, which has been offset by a valuation allowance.

The following table summarizes reclassifications out of accumulated other comprehensive (loss) during the quarter ended March 31, 2017 and year ended December 31, 2016 (in thousands of dollars):

			Affected line item in the unaudited condensed consolidated and combined statement of operations and comprehensive loss
	March 31, 2017	March 31, 2016
Interest rate derivatives, hedging	$(173)	$(3,362)	Interest expense
Foreign currency items	—	—	Other income
Total reclassifications	$(173)	$(3,362)

(14) Earnings per Share
Basic income or loss per share is based on the weighted average number of common shares outstanding during the period. Diluted income or loss per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Company's Equity and Incentive Award Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or loss per share as their impact would be anti-dilutive.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net (loss)	$(72,255)	$(51,193)

Denominator:
Basic weighted average common shares outstanding(1)	103,013	87,313
Dilutive effect of restricted stock awards granted to Board of Directors	73	—
Dilutive effect of deferred stock award granted to NEOs	22	—
Dilutive effect of awards granted under our stock incentive plans	—	—
Diluted weighted average common shares outstanding(2)	103,108	87,313

(1)
The basic weighted average common shares outstanding have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Company's Existing Owners' (as defined herein) membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the first quarters of 2017 and 2016, the calculation of diluted net loss per share equaled that of basic net loss per share, with no consideration given to the potentially anti-dilutive securities shown in the above reconciliation.

(15) Operating Leases
The Company has certain non-cancelable operating leases for various equipment and office facilities. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. There are no significant restrictions imposed on the Company by the leasing agreements with regard to asset dispositions or borrowing ability. Some lease arrangements include renewal and purchase options or escalation clauses. In addition, certain lease contracts acquired from Trican Well Service, L.P. include rent holidays, rent concessions and leasehold improvement incentives. Leasehold improvements made at the inception of leases or during lease terms are amortized over the remaining period of 10 months to 35 years.
Rental expense for operations, excluding daily rentals and reimbursable rentals, was $2.6 million and $1.6 million for the quarters ended March 31, 2017 and 2016, respectively.
Sublease proceeds were $0.1 million and $0.05 million for the quarters ended March 31, 2017 and 2016, respectively, all of which related to the subleased properties of the Company's Canadian operations. These sublease proceeds were recorded as a reduction of the Company's Canadian operations’ exit costs liability.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Minimum lease commitments under operating leases for the next five years are $28.4 million, as listed below:

Year-end December 31,	(Thousands of Dollars)
2017	$6,937
2018	8,420
2019	7,160
2020	3,525
2021	2,370
Total	$28,412
The Company has three long-term operating leases in Canada that expire in 2018. The Company contracted sub-tenants for one of the leased properties during the fourth quarter of 2015 and for the other two properties in the second and fourth quarters of 2016. As of March 31, 2017, the total minimum sublease payments to be received in the future under the active subleases are $0.2 million in 2017 and $0.01 million in 2018.
The Company assumed several real estate operating leases in connection with the acquisition of the Acquired Trican Operations. In an effort to consolidate its facilities and to reduce costs, the Company vacated eight of the combined properties and recorded a cease-use liability for the total amount of $8.1 million. Subsequent to the recording of the liability, the Company successfully negotiated exit agreements for four of the properties, resulting in net payments of $2.6 million. In December 2016, due to immediate need for office space, the Company made a decision to re-enter one of the leases acquired from Trican Well Service, L.P. and renegotiated its terms. As a result, the amendment to the lease was accounted for as a new lease, and the cease-use liability associated with the lease in the amount of $2.4 million was reversed through the same line item in the statement of operations where it was previously recognized. During the first quarter of 2017, the Company vacated the outgrown facility and moved into the renegotiated office space, and recorded a cease-use liability of $0.4 million. Exit costs, including accretion expense, are presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statement of operations and comprehensive (loss).
The following table presents the roll forward of the cease-use liability:

(Thousands of Dollars)
Beginning balance at January 1, 2017	$1,670
Charges incurred	423
Reversal of liability due to change in estimate	(12)
Cash buyout of lease	(27)
Lease amortization and other adjustments	(208)
Ending balance at March 31, 2017	$1,846

(16) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of Keane Group, Inc. from January 20, 2017 through March 31, 2017 in the accompanying unaudited condensed consolidated and combined financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Furthermore, as a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance fully offsets the impact of the initial benefit recorded related to the formation of Keane Group, Inc., excluding deferred tax liabilities related to indefinite lived intangibles. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control.
Included in the Company’s recording of its initial deferred taxes upon contribution to Keane Group, Inc. are deferred tax liabilities related to certain indefinite lived intangible assets. The deferred tax liability related to these indefinite lived intangible assets will only reverse at the time of ultimate sale or impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” This resulted in recognizing a deferred tax liability of $1.9 million, as of March 31, 2017, which is presented within other noncurrent liabilities in the unaudited condensed consolidated and combined balance sheet.
The Company’s forecasted annual effective tax rate for 2017 of (0.21)% differs from the statutory rate, primarily due to state taxes and a valuation allowance. The resulting tax expense is primarily due to a forecasted increase in the deferred tax liability related to indefinite lived intangibles.
  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At March 31, 2017, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.

(17) Commitments and Contingencies
As of March 31, 2017 and December 31, 2016, the Company had $0.1 million of deposits on equipment. Outstanding purchase commitments on equipment were $0.1 million as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company had issued letters of credit of $2.0 million under the 2017 ABL Facility and 2016 ABL Facility, respectively, which secured performance obligations related to the Company's CIT capital lease.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of March 31, 2017 are listed below:

(Thousands of Dollars)
Year-end December 31,
2017	$36,221
2018	42,743
2019	37,162
2020	23,612
2021	10,083
$149,821

Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of our industry. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial and other evidence and facts specific to the matter. In accordance with GAAP, we accrue for contingencies where the occurrence of a loss is probable and can be reasonably estimated. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome, based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its financial position or results of operations.
The Company has been served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and state laws. We are evaluating the background facts and at this time cannot predict the outcome of these claims and are not able to reasonably estimate the potential impact, if any, such outcome would have on our financial position, results of operations or cash flows.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of the Company's business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

(18) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.07 million and $0.2 million during the quarters ended March 31, 2017 and 2016, respectively.
In connection with the Company's reorganization, the Company engaged in transactions with affiliates. See Note (1) (Basis of Presentation and Nature of Operations) and Note (12) (Owners’ Equity) for a description of these transactions.

(19) Business Segments
Management operates the Company in two reporting segments: Completion Services and Other Services. Management evaluates the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. All inter-segment transactions are eliminated in consolidation.
The following tables present financial information with respect to the Company’s segments. Corporate and Other represents costs not directly associated with an operating segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery and equipment.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	March 31, 2017	March 31, 2016
Operations by business segment
Revenue:
Completion Services	$240,153	$58,872
Other Services	—	2,323
Total revenue	$240,153	$61,195
Gross profit (loss) by business segment
Completion Services	$16,161	$(6,312)
Other Services	—	(338)
Total gross profit (loss)	$16,161	$(6,650)
Operating (loss):
Completion Services	$(10,437)	$(21,483)
Other Services	(1,483)	(1,046)
Corporate and Other	(19,844)	(20,389)
Total operating (loss)	$(31,764)	$(42,918)
Capital expenditures(1):
Completion Services	$21,942	$160,418
Other Services	—	17,941
Corporate and Other	294	33,027
Total capital expenditures	$22,236	$211,386
Depreciation and amortization:
Completion Services	$26,598	$15,172
Other Services	1,483	708
Corporate and Other	2,292	228
Total depreciation and amortization	$30,373	$16,108
Exit Costs:
Corporate and Other	$246	$—
Total exit costs	$246	$—
Income tax provision:
Corporate and Other	$(134)
Total income tax:	$(134)	$—
Revenue by geography:
United States	$240,153	$61,195
Canada	—	—
Total revenue	$240,153	$61,195

(1)
Capital expenditures for December 31, 2016 include assets of $205.5 million from the acquisition of the Acquired Trican Operations, comprising of $154.5 million allocated to Completions Services, $17.9 million allocated to Other Services and $33.1 million allocated to Corporate Services.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	March 31, 2017	December 31, 2016
Total assets by segment:
Completion Services	$465,713	$412,947
Other Services	17,881	18,485
Corporate and Other	143,757	105,508
Total assets	$627,351	$536,940

Total assets by geography:
United States	$625,722	$535,395
Canada	1,629	1,545
Total assets	$627,351	$536,940

Goodwill by segment:
Completion Services	$50,624	$50,478
Total goodwill	$50,624	$50,478

(20) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In July, 2015, the FASB issued ASU 2015-11, “Inventory, Simplifying the Measurement of Inventory,” which requires that an entity should measure inventory at the lower of cost and net realizable value. The realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated and combined financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted this standard as of January 1, 2017, retrospectively. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated and combined financial statements for prior periods.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” which is effective for fiscal years and interim periods within fiscal years beginning after December 31, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The Company adopted this standard as of January 1, 2017. The Company does not expect the adoption of this standard to have any adverse impact to its financial condition or results of operations.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 of the goodwill impairment test with the

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

goodwill impairment amount calculated as the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted prospectively for any impairment tests performed after January 1, 2017. The Company adopted this standard, prospectively, as of January 1, 2017. The adoption of this standard did not have any impact on the Company's unaudited condensed consolidated and combined financial statements.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017, with a full retrospective approach to be used upon implementation and early adoption allowed. ASU 2016-15 provides guidance on eight different issues intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard effective January 1, 2017, which impacted the presentation of its cash payments for prepayment penalties incurred in connection with the early termination of its 2016 ABL Facility, 2016 Term Facility and Senior Secured Notes.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” which stipulates that the amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. The amendments to this update do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted this standard effective January 1, 2017. The adoption of this standard did not have any impact on the Company's unaudited condensed consolidated and combined financial statements, as it does not have any restricted cash.
(b) Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its various revenue streams and established processes. The Company’s approach includes performing a detailed review of all contracts within its various reporting units and comparing historical accounting policies and practices to the new accounting guidance. The Company’s implementation plan also includes identifying and establishing new policies, procedures and controls related to accounting for contracts with customers and quantifying any adoption date adjustments. The Company will adopt this standard utilizing the modified retrospective method.
During 2016, FASB issued ASU 2016-08, “Principal versus Agent,” ASU 2016-10, “Licenses of Intellectual Property (IP) and Identification of Performance Obligations,” ASU 2016-12, “Narrow Scope Improvements and Practical Expedients” and ASU 2016-20, “Technical Corrections and Improvements.” All these ASUs are designed to address various issues raised by the constituents to the Transition Resource Group and help minimize diversity in practice in applying ASU 2014-09. The Company will adopt these standards utilizing the modified retrospective method concurrently with the adoption of ASU 2014-09.
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Asset." Subtopic 610-20 was issued as part of the new revenue

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

recognition standard and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU 2017-05 clarifies the definition of "in substance nonfinancial assets," unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The Company will adopt this standard utilizing the modified retrospective method concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated and combined financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual periods beginning after December 15, 2018. The Company will implement the provisions of ASU 2016-01 effective January 1, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated and combined financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company anticipates the adoption of this standard will result in a significant increase in its assets and liabilities, as the Company has certain operating and real property lease arrangements for which it is the lessee. The standard is effective for the Company beginning on January 1, 2019.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Asset Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities must adopt the standard using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustments will include recognition of the income tax consequences of intra-entity transfers of assets, other than inventory, that occur before the adoption date. Early adoption is permitted, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company does not expect the adoption of this standard to have a material impact on its consolidated and combined financial statements, as the Company has minimal intra-entity transfers of qualifying assets.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of asset or business. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively. Early adoption is allowed for transactions that occurred before the issuance date or effective date of the amendments only when the transaction has not been reported in the financial

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

statements previously issued. The Company does not expect the adoption of this standard to have a material impact on its consolidated and combined financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the related condensed footnotes included within "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, as well as our filed Annual Report on Form 10-K for the year ended December 31, 2016.

EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions, as well as other value-added service offerings. With approximately 944,250 hydraulic horsepower spread across 23 hydraulic fracturing fleets ("fleets") and 23 wireline trucks located in the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and other active oil and gas basins, we provide industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We pride ourselves on our operating principles, our core values that focus on health, safety, environment, efficiency and operational excellence, our partnership with our customers and transparency in our value creation and our responsibilities to our employees and customers.
We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to well-capitalized exploration and production customers, with some of the highest quality and safety standards in the industry and long-term development programs that enable us to maximize operational efficiencies and the return on our assets. We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity, and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and engineering center, which is located in The Woodlands, Texas, provides us with the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and unique challenges.
We are organized into two reportable segments, consisting of Completion Services, including our hydraulic fracturing and wireline divisions; and Other Services, including our coiled tubing, cementing and drilling divisions. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenues less segment direct and indirect cost of services, excluding depreciation and amortization. Additionally, our operation management make rapid and informed decisions, including price adjustments to offset commodity inflation, decisions to strategically deploy our existing and new fleets and real time supply chain management decisions, by utilizing top line revenue, as well as individual direct and indirect costs on a per stage and per fleet basis.
Financial results
We experienced revenue growth during the first quarter of 2017, generating $240.2 million of revenue during the first quarter of 2017, a 59% increase from the $151.0 million of revenue generated in the fourth quarter of 2016. Our strong revenue growth in the first quarter of 2017 was driven by increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets, as we continue to align with customers that allow us to maximize the efficiency of our assets from both an operational and financial perspective. We exited 2016 with 13 active fleets. During the first quarter of 2017, we deployed two new fleets in early January, a third at the beginning of March and a fourth at the end of March. On an average basis, we operated 15.5 fleets during the first quarter 2017, as compared to an average of 12.3 fleets during the fourth quarter of 2016. In addition, during the first quarter of 2017, we actively pursued improvement in pricing, both to offset input cost inflation, as well as to benefit from improved market conditions. Although we experienced revenue growth, our operating margins, calculated by dividing operating income (loss) by revenues, were dampened by price inflation in our raw materials, particularly sand, as well as trucking. Our supply chain team aggressively addressed increasing demand for inputs, such as sand and chemicals, resulting from increased activity, by deploying existing supply routes, as well as establishing new and effective sourcing and logistics for on-time deliveries to work sites. To position ourselves to capture strategic opportunities, we increased the size of our skilled labor force to maintain one additional fleet crew on hand and executed a managed increase in key support functions. Our internal training programs are robust to ensure proper onboarding and training prior to fleet deployment and to solidify our core values and Keane mindset in our employees. We reported an operating loss of $31.8 million in the first quarter of 2017, as compared to an operating loss of $29.0 million in the fourth quarter of 2016.
We reported a net loss of $72.3 million, or $(0.70) per basic and diluted share, for the first quarter of 2017, compared to net loss of $38.5 million, or $(0.44) per proforma basic and diluted share, for the fourth quarter of 2016. The net loss for the first quarter of 2017 includes $46.1 million of one-time expenses. Approximately $5.5 million of this amount was driven by costs for the re-commissioning of 3.5 previously idled fleets. All fleets re-commissioned during the first quarter of 2017 were deployed by the end of said quarter. An additional $1.6 million was associated with our strategic investment in hydraulic fracturing crews to support our accelerated fleet deployment schedule (see additional discussion in paragraph above). Approximately $5.7 million of one-time costs during the first quarter of 2017 were associated with expenses related to our initial public offering ("IPO"), such as organizational restructuring costs and one-time IPO bonuses for key personnel. Additionally, we recorded $31.1 million in prepayment premiums and write-offs of deferred financing costs as a result of early debt extinguishment. The net loss for the fourth quarter of 2016 reflected impacts from adverse weather conditions and several other costs that are usually not considered by management in business decisions, such as increased commissioning costs and investments in hydraulic fracturing crews to support expected increased customer activity in our business.
With the acquisition of certain assets and liabilities of Trican Well Service, L.P. (the "Acquired Trican Operations"), which closed at the end of the first quarter 2016, our fleet capacity increased by approximately three times our then current capacity. Since April 2016, we have successfully deployed 11 fleets by the end of the first quarter of 2017, allowing us to work in new basins and continue to enhance our customer base. Additionally, we fully integrated all resources from the Company's acquisition of the Acquired Trican Operations into our operating model by the end of 2016.
Business outlook
With the rebound in commodity prices from their lows in early 2016 of $26.19 per barrel (based on the West Texas Intermediate ("WTI") spot price) and $1.64 per mmBtu (based on Henry Hub), drilling and completion activity continues to improve into 2017 with U.S. active rig count in March 2017 more than doubled the trough in the active rig count registered in May 2016.
We continue to see increased demand and higher leading-edge pricing for our services across our diversified footprint, as the availability of high-quality hydraulic fracturing equipment tightens, capital expenditure for drilling and completions in the United States increases and customers place increased focus on partnering with well-capitalized, safe and efficient service providers that can meet or exceed their requirements.
Across the industry, customers are executing well designs with increased sand tonnage pumped to help supersize their wells to increase well productivity. This increase in sand tonnage has led to a significant tightening in the market for sand, with free-on-board mine prices for certain sand types doubling on average in the current quarter from prices in the second half of 2016. Increasing sand orders have also raised the demand for railcars and trucks to transport the sand from mines to well sites.

In addition to the high demand for commodities noted above, labor is becoming a constraint; an issue further compounded by the number of experienced field employees who migrated to other less cyclical industries during the recent downturn. Continued tightening of the labor market will not only result in higher wage rates, but also in increased recruiting, hiring, onboarding and training costs.
We continue to believe in the strength of the long-term fundamentals of our business, including our high-quality, fit-for-purpose and well maintained equipment, our financial strength and discipline, the scale and flexibility of our supply chain, our ability to offer customized completions solutions and our speed-to-market advantage.
We are continuing to execute the following strategies in 2017:

•	partner with customers who focus their efforts on high-efficiency completions jobs under dedicated agreements

•	execute new contracts and re-price existing contracts with leading-edge pricing in response to the tightening of the market for high-quality equipment and higher input costs

•	focus on re-commissioning and rapid deployment of remaining idle fleets. We exited the first quarter of 2017 with 17 active fleets and feel confident in our ability to deploy our remaining idle fleets

•	retain and attract talented employees to sustain accelerated growth

•	maintain our conservative and flexible capital position

•	maintain agreements with our existing strategic suppliers and identify and develop relationships with additional strategic suppliers to ensure continuity of supply in the tightening market
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations” herein.
Financial markets, liquidity, and capital resources
On January 25, 2017, we consummated our IPO of 30,774,000 shares of our common stock at a public offering price of $19.00 per share. We received $255.5 million in net proceeds, which we used to fully repay our outstanding balance of approximately $99 million under our pre-existing term loan facility (the "2016 Term Loan Facility") with approximately $13.8 million of prepayment premium related to such repayment, and repay $50 million of our secured notes with approximately $0.5 million of prepayment premium related to such repayment. The remaining $92.2 million is to be used for general corporate purposes. We also secured a $150.0 million asset-based revolving credit facility, replacing our pre-existing $100 million asset-based revolving credit facility, and a $150 million secured term loan facility (the "2017 Term Loan Facility"), with customary terms and covenants similar to our 2016 Term Loan Facility. We used the proceeds from our 2017 Term Loan Facility to fully repay our secured notes. We expect to save about $4.4 million in annualized interest expense. At the end of the first quarter of 2017, we had approximately $85.8 million of cash available. We also had $108.1 million available under our asset-based revolving credit facility as of March 31, 2017, which, with our cash balance, we believe provides us with sufficient liquidity for the remainder of 2017, including for capital expenditures and working capital investments.
For additional information on market conditions and our liquidity and capital resources, see “Liquidity and Capital Resources,” and “Business Environment and Results of Operations” herein.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
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
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the United States. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for the greatest crude oil and natural gas production growth in the U.S. through 2020 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with a 126% increase in rig count from their combined May 2016 low of 170 to 385 as of March 2017.
Activity within our business segments is significantly impacted by spending on upstream exploration, development, and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas consumption.
Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity. Our financial performance is significantly affected by rig and well count in North America, as well as oil and natural gas prices, which are summarized in the tables below.
The following table shows the average oil and natural gas prices for WTI and Henry Hub natural gas:

	Three Months Ended March 31		Year Ended December 31
	2017	2016	2016
Oil price - WTI(1)	$51.78	$33.63	$43.47
Natural gas price - Henry Hub(2)	3.06	1.98	2.55
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31		Year Ended December 31
Product Type	2017	2016	2016
Oil	593	441	408
Natural Gas	148	109	100
Other	1	—	1
Total	742	550	509

	Three Months Ended March 31		Year Ended December 31
Drilling Type	2017	2016	2016
Horizontal	611	434	400
Vertical	68	63	60
Directional	63	53	49
Total	742	550	509

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.

Oil and natural gas prices began to decline drastically beginning late in the second half of 2014 and remained low through early 2016. This decline, sustained by global oversupply of oil and natural gas, drove our industry into a downturn. Following a trough in early 2016, oil prices and natural gas prices have recovered to $50.60 and $3.19, respectively, or approximately 93% and 94% respectively, as of March 31, 2017, from their lows in early 2016 of $26.19 and $1.64, respectively. The US Energy Information Administration (the “EIA”) projects WTI spot prices to average $52.24 and Henry Hub natural gas prices to average $3.10 in 2017.
Recent events, including declines in North American production and agreements by the Organization of the Petroleum Exporting Countries members to reduce oil production quotas, have provided upward momentum for energy prices. We believe that recent increases in oil and natural gas prices, as well as moderate relief from the global oversupply of oil and domestic oversupply of natural gas, should increase demand for our services and create a more stable demand environment than has been experienced in the prior 24 months.
The EIA projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. Global liquids demand is expected to increase by approximately 1.6 million barrels per day from 2016 to 2017. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) expectations of continued growth in the U.S. gross domestic product; (ii) an increased likelihood that regulatory and legislative initiatives regarding domestic carbon emissions policy will drive greater demand for cleaner burning fuels such as natural gas; (iii) increased acceptance of natural gas as a clean and abundant domestic fuel source that can lead to greater energy independence of the U.S. by reducing its dependence on imported petroleum; (iv) the emergence of low-cost natural gas shale developments; and (v) continued growth in electricity generation from intermittent renewable energy sources, primarily wind and solar energy, for which natural-gas-fired generation is a logical back-up power supply source. Natural gas demand in North America is expected to increase by approximately 2.7 billion cubic feet per day from 2017 to 2018.
Across the industry, customers are executing well designs with increased sand tonnage pumped to help supersize their wells to increase well productivity. This increase in sand tonnage pumped has led to a significant tightening in the market for sand and sand transportation. Coras Research, LLC forecasts that average proppant pumped per well will increase 20% to 11.9 million lbs in 2017 from 9.9 million lbs in 2016.
For additional information, see Part I, "Item 1. Business" and "Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2017 COMPARED TO 2016
Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

	Three Months Ended
(Thousands of Dollars)			As a % of Revenues		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$240,153	$58,872	100%	96%	$181,281	308%
Other Services	—	2,323	0%	4%	(2,323)	(100%)
Revenue	240,153	61,195	100%	100%	178,958	292%
Completion Services	223,992	65,184	93%	107%	158,808	244%
Other Services	—	2,661	0%	4%	(2,661)	(100%)
Costs of services (excluding depreciation and amortization, shown separately)	223,992	67,845	93%	111%	156,147	230%
Completion Services	16,161	(6,312)	7%	(10%)	22,473	(356%)
Other Services	—	(338)	0%	(1%)	338	(100%)
Gross profit	16,161	(6,650)	7%	(11%)	22,811	(343%)
Depreciation and amortization	30,373	16,108	13%	26%	14,265	89%
Selling, general and administrative expenses	17,552	20,160	7%	33%	(2,608)	(13%)
Impairment	—	—	0%	0%	—	0%
Operating loss	(31,764)	(42,918)	(13%)	(70%)	11,154	(26%)
Other income, net	4	133	0%	0%	(129)	(97%)
Interest expense	(40,361)	(8,408)	(17%)	(14%)	(31,953)	380%
Total other expenses	(40,357)	(8,275)	(17%)	(14%)	(32,082)	388%
Deferred income tax expense	(134)	—	0%	0%	(134)	0%
Net loss	$(72,255)	$(51,193)	(30%)	(84%)	$(21,062)	41%

Revenues.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue for the first quarter of 2017 increased by $179.0 million, or 292%, to $240.2 million from $61.2 million for the first quarter of 2016. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $181.3 million, or 308%, to $240.2 million for the first quarter of 2017 from $58.9 million for the first quarter of 2016. This change was primarily attributable to a 191% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of the Acquired Trican Operations, as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets. In addition, annualized revenue per deployed fleet increased 40%.
Other Services:     Other Services segment revenue decreased by $2.3 million, or (100%), to nil for the first quarter of 2017 from $2.3 million for the first quarter of 2016. Revenue in the first quarter of 2016 was earned in our cementing and coiled tubing divisions. We idled our cementing and coiled tubing divisions in April 2016 and December 2016, respectively.
Costs of services.     Costs of services for the first quarter of 2017 increased by $156.1 million, or 230%, to $224.0 million from $67.8 million for the first quarter of 2016. This change was driven by higher activity in the Completion Services segment, price inflation in our key input costs, including sand and trucking, and increased maintenance costs associated with higher-pressure jobs and rapid deployment and commissioning of our idle fleets. In the first quarter of 2017, we incurred $6.9 million of fleet commissioning costs. In the first quarter of 2017, we also had one-time costs of $1.3 million related to bonuses paid out to key operational employees in connection with our IPO. In the first quarter of 2016, we had one-time costs of $10.9 million consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Costs of services as a percentage of total revenue for the first quarter of 2017 was 93%, which represented a decrease of 18% from the first quarter of 2016. Excluding the fleet commissioning costs of $6.9 million and the one-time costs of $1.3 million in the first quarter of 2017 and $10.9 million in the first quarter of 2016 (described above), total costs of services was $215.8 million and $57.0 million in the first quarters of 2017 and 2016, or 90% and 93% of revenue, respectively, a decrease as a percentage of revenue of 3%.
Costs of services, as a percentage of total revenue is presented below:

	Three Months Ended
Description	2017	2016	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	93%	111%	(18)%
Other Services	—%	115%	(115)%
Total cost of services as a percentage of total revenue	93%	111%	(18)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $158.8 million, or 244%, to $224.0 million in the first quarter of 2017 from $65.2 million in the first quarter of 2016. As a percentage of segment revenue, total cost of services was 93% and 111%, in the first quarters of 2017 and 2016, respectively, a decrease as a percentage of revenue of 18%. The change in segment cost of services was driven by higher activity, price inflation in our key input costs, including sand and trucking, and increased maintenance costs associated with higher-pressure jobs and rapid deployment and commissioning of our idle fleets. In the first quarter of 2017, we incurred $6.9 million of fleet commissioning costs. In the first quarter of 2017, we also had one-time costs of $1.3 million related to bonuses paid out to key operational employees in connection with our IPO. In the first quarter of 2016, we had one-time costs of $10.9 million consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Excluding the fleet commissioning costs of $6.9 million and the one-time costs of $1.3 million in the first quarter of 2017 and $10.9 million in the first quarter of 2016, Completion Services segment costs of services was $215.8 million and $54.3 million in the first quarters of 2017 and 2016, or 90% and 92% of segment revenue, respectively, a decrease as a percentage of revenue of 2%.
Other Services:     Other Services segment cost of services decreased by $2.7 million, or 100%, to nil in the first quarter of 2017 from $2.7 million in the first quarter of 2016. The decrease was attributable to the idling of our cementing and coiled tubing divisions in April 2016 and December 2016, respectively.
Depreciation and amortization.     Depreciation and amortization expense increased by $14.3 million, or 89%, to $30.4 million in the first quarter of 2017 from $16.1 million in the first quarter of 2016. This change was primarily attributable to depreciation and amortization of the property and equipment acquired in the acquisition of the Acquired Trican Operations.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $2.6 million, or 13%, to $17.6 million in the first quarter of 2017 from $20.2 million in the first quarter of 2016. This decrease in SG&A was primarily related to decreased legal fees, which were significant in the first quarter of 2016 in connection with our acquisition of the Acquired Trican Operations, offset by increased bonus payouts in connection with our IPO. SG&A as a percentage of total revenue was 7% in the first quarter of 2017 compared with 33% in the first quarter of 2016. Total one-time charges were $5.5 million in the first quarter of 2017, related to the organizational restructuring and bonuses to key personnel in connection with our IPO, as well as non-cash amortization expense of equity awards issued under our Equity and Incentive Award Plan. One-time charges in the first quarter of 2016 were $15.7 million, primarily related to the acquisition and integration of the Acquired Trican Operations. Excluding one-time costs of $5.5 million and $15.7 million, described above, SG&A expense was $12.0 million and $4.5 million in the first quarters of 2017 and 2016, respectively, which represents an increase of 165% primarily driven by the increased infrastructure to support our growth and our public company status.
 Other expense (income), net.     Other expense (income), net, in the first quarter of 2017 decreased by $0.1 million, or 97%, to income of nil in the first quarter of 2017 from income of $0.1 million in the first quarter of 2016.
 Interest expense, net.     Interest expense, net of interest income, increased by $32.0 million, or 380%, to $40.4 million in the first quarter of 2017 from $8.4 million in the first quarter of 2016. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million, in connection with the refinancing of our asset-based revolving credit facility and early debt extinguishment of our 2016 Term Loan Facility and secured notes.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations for the quarter ended March 31, 2017 was (0.21)%. The effective rate is primarily made up of a tax benefit derived from the current period operating loss offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite lived intangible assets.
Net income (loss).     Net loss was $72.3 million in the first quarter of 2017, as compared with net loss of $51.2 million in the first quarter of 2016. The increase in net loss is due to the changes in revenues and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (17) (Commitments and Contingencies) to the unaudited condensed consolidated and combined financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Significant sources and uses of cash
As of March 31, 2017, we had $85.8 million of cash, compared to $48.9 million at December 31, 2016. The net cash increase of $36.9 million was due to the following key drivers:

•
Net cash provided from IPO proceeds, after giving effect to the repayments of our 2016 Term Loan Facility and the secured notes and payments for the capitalized costs directly attributable to the completion of the IPO, was $92.2 million.

•
Net cash used by operating activities during the first quarter of 2017 of $47.4 million was primarily driven by cash used for working capital, attributable to the increase in activity in our Completion Services segment.

•	Capital expenditures were $22.2 million in the first quarter of 2017 and were made in our Completion Services segment.
Future sources and uses of cash
The capital expenditures plan for 2017 will continue to be primarily related to recommissioning costs of our remaining idle fleets, as we prepare for them to become active, and maintenance capital spending to support our existing active fleets. We currently estimate that our capital expenditures for 2017 will range from $60 million to $70 million.

Under the Company’s new 2017 Term Loan Facility, we have the ability to increase our borrowings under the facility by (i) $50 million, plus (ii) $75 million if used to finance a permitted acquisition or an investment that constitutes an acquisition, subject to certain covenants to be measured immediately before and after giving effect to the incremental term loan, plus (iii) an unlimited amount subject to a total net leverage ratio of less than 1.75:1.00 immediately after giving effect thereto.
Other factors affecting liquidity
Financial position in current market. As of March 31, 2017, we had $85.8 million of cash and a total of $108.1 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for the remainder of 2017, including for capital expenditures and working capital investments.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.0 million of letters of credit were outstanding as of March 31, 2017.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 days or less. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets, as well as unsettled political conditions. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
Contractual Obligations
During the quarter ended March 31, 2017, there were no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than those made in the ordinary course of business.
Off-Balance Sheet Arrangements
Except for our normal operating leases, we do not have any off-balance sheet financing arrangements, transactions or special purpose entities.
Critical Accounting Policies and Estimates
The preparation of the unaudited condensed consolidated and combined financial statements and related unaudited condensed notes to the unaudited condensed consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
Upon consummation of the IPO and the related organizational transactions, the Company became subject to U.S. federal income taxes and, under the KGI Equity and Incentive Award Plan, issued restricted stock awards and deferred stock awards. For further details on the impact these transactions had on our accounting policies and estimates, please refer to Note (2) (Summary of Significant Accounting Policies), Note (16) (Income Taxes) and Note (11) (Stock-Based Compensation) to our unaudited condensed consolidated and combined financial statements, included within "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note (20) (New Accounting Pronouncements) to our unaudited condensed consolidated and combined financial statements, included within "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, for a discussion of recently adopted and issued accounting pronouncements.
FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. Forward-looking information is based on projections and estimates, not historical information. Some statements in this Form 10-Q are forward-looking and use words like “may,” “may not,” “believe,” “do not believe,” “plan,” “estimate,” “intend,” “expect,” “do not expect,” “anticipate,” “do not anticipate,” “should,” “likely” and other expressions. We may also provide oral or written forward-looking information in other materials we release to the public. Forward-looking information involves risk and uncertainties and reflects our best judgment based on current information. Our results of operations can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. In addition, other factors may affect the accuracy of our forward-looking information. As a result, no forward-looking information can be guaranteed. Actual events and the results of our operations may vary materially.
We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and Forms 10-K, 10-Q and 8-K filed with or furnished to the SEC. We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Increased exposure to interest rate volatility could adversely impact our business and cash flows.
Borrowings under our 2017 Term Loan Facility bear interest at a rate equal to an applicable margin plus a variable rate (i.e., Base Rate or London Interbank Offered Rate ("LIBOR")).  As such, this floating rate debt exposes us to market risk for changes in interest rates.  This credit facility does not have an associated interest rate swap in place to mitigate potential exposure to interest rate volatility. If interest rates were to significantly increase, our earnings would be negatively impacted and cash flow could be adversely affected, which could impede our ability to achieve our planned growth, cash flow targets and operating results.
Increased costs of equity or costs of debt, including the ratio thereof, could adversely affect our business.
Our business and operating results can be harmed by factors such as the availability, terms and cost of debt or increases in interest rates. Factors that could negatively impact our cost of equity include a tightening of availability of equity capital in the market or higher returns demanded by stock market investors due to a perceived risk profile of the Company. Furthermore, our ratio of debt to equity could adversely impact overall results of operations and cash flow. Changes in any one or more of these factors could increase our cost of doing business, limit our access to capital, limit our ability to pursue acquisition opportunities, reduce our cash flows available to cover working capital needs and place us at a competitive disadvantage. Continuing volatility in the global financial markets could lead to an increase in interest rates or a contraction in credit availability, impacting our ability to finance our operations or capitalize on opportunities to grow the business. A significant reduction in the availability of credit or equity capital could materially and adversely affect our ability to achieve our planned growth and operating results.
For further discussion on quantitative and qualitative disclosures about market risk, see Part II, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report on Form 10-K.

Item 4. Controls and Procedures
Under the supervision, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to "Item 1. Legal Proceedings" is included in Note (17) (Commitments and Contingencies) to the unaudited condensed consolidated and combined financial statements.

Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2017, there have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
As part of the Company's IPO-related corporate reorganization, the Company issued 87,313,439 shares of common stock to Keane Investor Holdings LLC, 52,082 shares of restricted stock to Marc G. R. Edwards, 31,249 shares of restricted stock to Gary M. Halverson and 31,249 shares of restricted stock to Elmer D. Reed (with the shares of restricted stock issued to Messrs. Edwards, Halverson and Reed registered pursuant to our S-8 registration statement filed with the SEC on January 25, 2017).
(b) Use of Proceeds
On January 19, 2017, our Registration Statement on Form S-1 (File No. 333-215079) was declared effective by the SEC for our IPO pursuant to which 15,700,000 shares were registered and sold by us and 15,074,000 shares were registered by us and sold by the selling stockholder (including 4,014,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option), at a price of $19.00 per share. Citigroup Global Markets Inc., Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC acted as joint book-running managers for our IPO. Wells Fargo Securities, LLC, Piper Jaffray & Co. and Houlihan Lokey Capital, Inc. acted as senior co-managers for our IPO. Guggenheim Securities, LLC, Scotia Capital (USA) Inc. and Stephens Inc. acted as co-managers for our IPO. We received $255.5 million in net proceeds after deducting $19.4 million of underwriting discounts and commissions associated with the shares sold by us, $18.6 million of underwriting discounts and commissions payable by us associated with the shares sold by the selling stockholder and $4.8 million in offering expenses payable by us with respect to the shares sold by us and the selling stockholder. We did not receive any of the proceeds from the sale of shares of common stock sold by the selling stockholder.
The net proceeds were used to (i) fully repay our outstanding balance of approximately $99 million under our 2016 Term Loan Facility, and, in addition, approximately $13.8 million of prepayment premium related to such repayment and (ii) repay $50.0 million of our Notes, and, in addition, approximately $0.5 million of prepayment premium related to such repayment. The remaining $92.2 million is to be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
4.1	Stockholders’ Agreement, dated as of January 20, 2017, by and among Keane Group, Inc. and the stockholders named therein		8-K	001-37988	10.1	01/26/17
10.1	Asset-Based Revolving Credit Agreement, dated February 17, 2017, by and among Keane Group Holdings, LLC, as the Lead Borrower, Keane Frac LP and KS Drilling, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent		8-K	001-37988	10.1	02/23/17
10.2	Term Loan Agreement, dated March 15, 2017, among Keane Group, Inc., as the Parent Guarantor, Keane Group Holdings, LLC, as the Lead Borrower, the borrowers thereto, the Lenders Party thereto, and Owl Rock Capital Corporation, as administrative and collateral agent and lead arranger		10-K	001-37988	10.2	03/21/17
10.3	Keane Group, Inc. Equity and Incentive Award Plan		10-K	001-37988	10.4	03/21/17
10.4
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
			8-K	001-37988	10.4	01/26/17
10.5	Keane Group, Inc. Form of Restricted Stock Award		8-K	001-37988	10.3	01/26/17
10.6	Keane Group, Inc. Form of Deferred Stock Award Agreement		10-K	001-37988	10.4	03/21/17
10.7	Employment Agreement, dated February 20, 2017, by and between KGH Intermediate Holdco II, LLC and Phung Ngo-Burns		8-K	001-37988	10.1	04/04/17

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 05, 2017.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer