Form 10-Q
period 2017-06-30
Keane Group, Inc.
filed 2017-08-03
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-37988

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, the registrant had 111,831,176 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Balance Sheets
(Amounts in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$75,552	$48,920
Trade and other accounts receivable	142,677	66,277
Inventories, net	30,501	15,891
Prepaid and other current assets	10,799	14,618
Total current assets	259,529	145,706
Property and equipment, net	285,569	294,209
Goodwill	50,624	50,478
Intangible assets	41,322	44,015
Other noncurrent assets	5,573	2,532
Total assets	$642,617	$536,940

Liabilities and Owners' Equity
Liabilities
Current liabilities:
Accounts payable	$83,321	$48,484
Accrued expenses	65,564	42,892
Current maturities of capital lease obligations	2,642	2,633
Current maturities of long-term debt	342	2,512
Stock based compensation - current	4,281	—
Other current liabilities	1,750	3,171
Total current liabilities	157,900	99,692
Capital lease obligations, less current maturities	4,210	5,442
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	144,535	267,238
Stock based compensation - noncurrent	4,281	—
Other noncurrent liabilities	4,242	2,316
Total noncurrent liabilities	157,268	274,996
Total liabilities	315,168	374,688

Owners’ equity
Members' equity	—	453,810
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 103,147 shares)	1,031	—
Paid-in capital in excess of par value	404,361	—
Retained deficit	(75,384)	(288,771)
Accumulated other comprehensive (loss)	(2,559)	(2,787)
Total owners’ equity	327,449	162,252
Total liabilities and owners’ equity	$642,617	$536,940
See accompanying condensed notes to condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$323,136	$91,589	$563,289	$152,784
Operating costs and expenses:
Cost of services (excluding depreciation of $28,123 and $14,882, respectively, included in depreciation and amortization presented below)	278,384	85,039	502,376	152,884
Depreciation and amortization	32,739	27,721	63,112	43,829
Selling, general and administrative expenses	22,332	15,356	39,884	35,516
Total operating costs and expenses	333,455	128,116	605,372	232,229
Operating loss	(10,319)	(36,527)	(42,083)	(79,445)
Other income (expense):
Other income, net	3,701	873	3,705	1,006
Interest expense(1)	(4,349)	(10,037)	(44,710)	(18,445)
Total other expenses	(648)	(9,164)	(41,005)	(17,439)
Loss before income taxes	(10,967)	(45,691)	(83,088)	(96,884)
Income tax expense	(931)	—	(1,065)	—
Net loss	(11,898)	(45,691)	(84,153)	(96,884)
Net loss attributable to predecessor	—	(45,691)	(8,769)	(96,884)
Net loss attributable to Keane Group, Inc.	(11,898)	—	(75,384)	—
Other comprehensive income (loss):
Foreign currency translation adjustments	31	—	44	65
Hedging activities	—	(156)	184	1,234
Total comprehensive loss	$(11,867)	$(45,847)	$(83,925)	$(95,585)

Unaudited net loss per share(2):
Basic and diluted net loss per share	$(0.12)	$(0.52)	$(0.83)	$(1.11)

Weighted-average shares outstanding: basic(2)	103,013	87,313	100,932	87,313

(1)
Interest expense during the six months ended June 30, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company (as defined herein) of its 2016 ABL Facility (as defined herein) and the Company's early debt extinguishment of its 2016 Term Loan Facility (as defined herein) and Senior Secured Notes (as defined herein).

(2)
The earnings per share amounts have been computed to give effect to the Organizational Transactions (as defined herein), including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Existing Owners' (as defined herein) membership interests for the newly-created ownership interests.

See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Changes in Owners' Equity
(Amounts in thousands)
(Unaudited)

	Members’ equity	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2016	$453,810	$—	$—	$(288,771)	$(2,787)	$162,252
Net loss prior to the Organizational Transactions	—	—	—	(8,769)	—	(8,769)
Effect of the Organizational Transactions	(453,810)	—	156,270	297,540	—	—
Issuance of common stock sold in initial public offering, net of offering costs and deferred stock awards for executives	—	1,031	245,902	—	—	246,933
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	4,071	—	—	4,071
Other comprehensive income	—	—	—	—	228	228
Deferred tax adjustment	—	—	(1,882)	—	—	(1,882)
Net loss subsequent to Organizational Transactions	—	—	—	(75,384)	—	(75,384)
Balance as of June 30, 2017	$—	$1,031	$404,361	$(75,384)	$(2,559)	$327,449

See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(84,153)	$(96,884)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	63,112	43,829
Amortization of deferred financing fees	4,025	1,478
Loss on debt extinguishment, including prepayment premiums	31,084	—
Gain on disposals of assets	(438)	(473)
Unrealized loss on de-designation of a derivative	184	3,038
Accrued interest on loan—related party	—	471
Equity-based compensation	4,071	1,841
Other non-cash (expense)	(322)	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(76,415)	8,057
Decrease (increase) in inventories	(14,250)	14,691
Decrease (increase) in prepaid and other current assets	3,830	(3,011)
Decrease (increase) in other long-term assets	167	444
Increase (decrease) in accounts payable	9,721	(6,386)
Increase in accrued expenses	22,684	4,027
Increase in other liabilities	(1,387)	(2,000)
Net cash used in operating activities	(38,087)	(30,878)
Cash flows from investing activities
Acquisition of business	—	(199,400)
Purchase of property and equipment	(27,935)	(7,996)
Advances of deposit on equipment	(394)	—
Implementation of ERP software	(337)	(178)
Proceeds from sale of assets	2,393	372
Payments for leasehold improvements	(157)	—
Net cash used in investing activities	(26,430)	(207,202)
Cash flows from financing activities:
Proceeds from issuance of common stock	255,494	—
Proceeds from the secured notes and term loan facility	150,000	100,000
Payments on the secured notes and term loan facility	(288,478)	(3,125)
Payments on capital leases	(1,330)	(1,333)
Prepayment premiums on early debt extinguishment	(15,817)	—
Payment of debt issuance costs	(8,800)	(14,518)
Contributions (distributions)	—	200,000
Net cash provided by financing activities	91,069	281,024

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Noncash effect of foreign translation adjustments	80	175
Net increase in cash and cash equivalents	26,632	43,118
Cash and cash equivalents, beginning	48,920	53,422
Cash and cash equivalents, ending	$75,552	$96,540

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$14,920	$7,567
Income taxes	—	—
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$26,401	$7,625
Non-cash forgiveness of related party loan	—	22,646
Non-cash issuance of Class A and C Units	—	42,669
Non-cash reduction in capital lease obligations	35	1,038
Non-cash additions to capital lease obligations	180	—

See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(1)    Basis of Presentation and Nature of Operations
Keane Group, Inc. (the "Company", "KGI" or "Keane") was formed on October 13, 2016 as a Delaware corporation to be a holding corporation for Keane Group Holdings, LLC and its subsidiaries (collectively referred to as "Keane Group"), for the purpose of facilitating the initial public offering (the "IPO") of shares of common stock of the Company.
The accompanying unaudited condensed consolidated and combined financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 21, 2017 (the "2016 Annual Report on Form 10-K").
The Company's accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires the Company to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from the Company's estimates.
Management believes the unaudited condensed consolidated and combined financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2017, the results of our operations for the three and six months ended June 30, 2017 and 2016, and its cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of the Company's operations for the three and six months ended June 30, 2017 may not be indicative of results for the full year.
The unaudited condensed consolidated and combined financial statements include the accounts of Keane Group, Inc. and Keane Group, each together with their consolidated subsidiaries.
The unaudited condensed consolidated financial statements for the period from January 1, 2016 to March 15, 2016 reflect only the historical results of the Company prior to the completion of the Company's acquisition of the Acquired Trican Operations (as defined herein).
Pro forma financial information for earnings per share for the three and six months ended June 30, 2016 has been presented to give effect to the Organizational Transactions as if they had occurred on January 1, 2016. Financial results for the three and six months ended June 30, 2016 for Keane Group, Inc. and Keane Group Holdings, LLC are the same, as there was no activity under Keane Group, Inc. in 2016.
(a) Initial Public Offering
On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters' exercise of their overallotment option. The IPO proceeds to the Company, net of underwriters' fees and capitalized cash payments of $4.8 million for professional services and other direct IPO related activities, was $255.5 million. The net proceeds were used to fully repay KGH Intermediate Holdco II, LLC ("Holdco II")’s term loan balance of $99 million and the associated prepayment premium of $13.8 million, and to repay $50 million of its 12% secured notes due 2019 ("Senior Secured Notes") and the associated prepayment premium of approximately $0.5 million. The remaining proceeds will be used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

All underwriting discounts and commissions and other specific costs directly attributable to the IPO were deferred and netted against the gross proceeds of the offering through additional paid-in capital.
(b) Organizational Transactions
In connection with the IPO, the Company completed a series of organizational transactions (the "Organizational Transactions"), including the following:

•
Certain entities affiliated with Cerberus Capital Management, L.P., certain members of the Keane family, Trican Well Service Ltd. ("Trican") and certain members of the Company's management team (collectively, the “Existing Owners”) contributed all of their direct and indirect equity interests in Keane Group to Keane Investor Holdings LLC (“Keane Investor”);

•	Keane Investor contributed all of its equity interests in Keane Group to the Company in exchange for common stock of the Company; and

•	The Company's independent directors received grants of restricted stock of the Company in substitution for their interests in Keane Group.
The Organizational Transactions represented a transaction between entities under common control and was accounted for similarly to pooling of interests in a business combination. The common stock of the Company issued to Keane Investor in exchange for its equity interests in Keane Group was recognized by the Company at the carrying value of the equity interests in Keane Group. In addition, the Company became the successor and Keane Group the predecessor for the purposes of financial reporting. The financial statements for the periods prior to the IPO and Organizational Transactions have been adjusted to combine and consolidate the previously separate entities for presentation purposes.
As a result of the Organizational Transactions and the IPO, (i) the Company is a holding company with no material assets other than its ownership of Keane Group, (ii) an aggregate of 72,354,019 shares of the Company's common stock were owned by Keane Investor and certain of the Company's independent directors, and Keane Investor entered into a Stockholders’ Agreement with the Company, (iii) the Existing Owners became holders of equity interests in the Company's controlling stockholder, Keane Investor (and holders of Keane Group’s Class B and Class C Units became holders of Class B and Class C Units in Keane Investor) and (iv) the capital stock of the Company consists of (x) common stock, entitled to one vote per share on all matters submitted to a vote of stockholders and (y) undesignated and unissued preferred stock.
(2)    Summary of Significant Accounting Policies
(a) Taxes
Upon consummation of the IPO and the Organizational Transactions, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the unaudited condensed consolidated and combined financial statements for the three and six months ended June 30, 2017.
See Note (16) (Income Taxes) for a detailed discussion of the Company's taxes and activities thereof during the three months and six months ended June 30, 2017.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(b) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards, restricted stock units to be settled in common stock ("RSUs") and non-qualified stock options ("stock options") based on the fair value of the awards at the date of grant. The fair value of restricted stock awards and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company's common stock on the date of grant. The fair value of stock options is determined by applying the Black Scholes model to the grant date market value of the underlying common shares of the Company. As a newly established public company, the Company's attrition rate for key management personnel is insignificant. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method better reflects actual stock-based compensation expense.

Compensation expense from time-based restricted stock awards, RSUs and stock options is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

Deferred compensation expense associated with liability based awards, such as deferred stock awards that are expected to settle with the issuance of a variable number of shares based on a fixed monetary amount at inception, is recognized at the fixed monetary amount at inception and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Upon settlement, the holders receive an amount of common stock equal to the fixed monetary amount at inception, based on the closing price of the Company's stock on the date of settlement. For additional information, see Note (11) (Stock-Based Compensation).

Tax deductions on the stock-based compensation awards will not be realized until the awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax deduction for a stock-based award is greater than the cumulative GAAP compensation expense for that award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for an award is less than the cumulative GAAP compensation expense for that award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded discretely in the period in which they occur.  The cash flows resulting from any excess tax benefit will be classified as financing cash flows.
(3) Acquisition
On March 16, 2016, the Company acquired the majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the "Acquired Trican Operations”), for total consideration of $248.1 million comprised of $199.4 million in cash, $6.0 million in adjustments pursuant to terms of the acquisition agreement to Trican and $42.7 million in Class A and C Units in the Company (the “Trican Transaction”).
The Company accounted for the acquisition of the Acquired Trican Operations using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded based on their fair values. The Company finalized the purchase price allocation in March 2017 and recorded certain measurement period adjustments during the quarter ended March 31, 2017.

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

There was no adjustment to earnings during the three months ended June 30, 2017 for provisional amounts recognized as of the acquisition date. The remaining amount of working capital purchase adjustment of $1.5 million, which was recorded as a payable on the date of acquisition, was reversed into income on the unaudited condensed consolidated and combined statements of operations as part of the gain on the Trican indemnification settlement. This did not result in any adjustment to the purchase accounting, as the settlement occurred after the twelve-month measurement period was completed. See Note (17) (Commitments and Contingencies) for further details.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following unaudited pro forma information assumes the acquisition of the Acquired Trican Operations occurred on January 1, 2015. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after June 30, 2016, or any operating efficiencies or inefficiencies that resulted from the acquisition of the Acquired Trican Operations. The information is not necessarily indicative of the results that would have been achieved had the Company controlled the Acquired Trican Operations during the period presented. The pro forma information does not include any integration or transactions costs that the Company incurred related to the acquisition in the periods following the period presented.

(Thousands of Dollars)
Unaudited
Six Months Ended June 30, 2016
Revenue	$464,036
Gross profit	(217,315)
The Company’s unaudited condensed consolidated and combined statement of operations and comprehensive loss include revenue (unaudited) of $51 million and gross profit (unaudited) of $4.1 million, respectively, from the Acquired Trican Operations from the date of acquisition on March 16, 2016 to June 30, 2016.
(4)    Intangible Assets
The intangible assets balance in the Company’s unaudited condensed consolidated and combined balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	June 30, 2017
	Remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.2	$52,400	$(22,920)	$29,480
Non-compete agreements	8.1	750	(324)	426
Trade name	0.3-Indefinite	11,090	(797)	10,293
Technology	1.7	2,673	(1,550)	1,123
Total		$66,913	$(25,591)	$41,322

	(Thousands of Dollars)
	December 31, 2016
	Remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.8	$52,400	$(20,336)	$32,064
Non-compete agreements	8.7	750	(288)	462
Trade name	0.9 - Indefinite life	11,090	(686)	10,404
Technology	2.3	2,324	(1,239)	1,085
Total		$66,564	$(22,549)	$44,015

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Amortization expense related to the intangible assets for each of the quarters ended June 30, 2017 and 2016 was $1.5 million. Amortization expense related to the intangible assets for the six months ended June 30, 2017 and 2016 was $3.0 million and $2.6 million, respectively.
(5)    Inventories, net
Inventories, net, consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Sand, including freight	$12,864	$6,520
Chemicals and consumables	5,633	4,774
Materials and supplies	12,004	4,597
Total inventory, net	$30,501	$15,891
Inventories are reported net of obsolescence reserves of $0.2 million and $0.1 million, as of June 30, 2017 and December 31, 2016, respectively. The Company recognized nil and $0.1 million of obsolescence expense during the three and six months ended June 30, 2017. The Company recognized $0.04 million of obsolescence expense during the three and six months ended June 30, 2016.
(6)    Property and Equipment, net
Property and Equipment, net consisted of the following at June 30, 2017 and December 31, 2016:

	(Thousands of Dollars)
	June 30, 2017	December 31, 2016
Land	$5,081	$5,166
Building and leasehold improvements	28,913	30,750
Office furniture, fixtures and equipment	5,597	4,780
Machinery and equipment	566,355	514,017
	605,946	554,713
Less accumulated depreciation	(321,370)	(261,292)
Construction in progress	993	788
Total property and equipment, net	$285,569	$294,209

During the first quarter of 2017, the Company sold its facility located in Woodward, OK (the "Woodward Facility"), which was obtained in connection with the acquisition of the Acquired Trican Operations. At the time of disposal, the carrying value of the Woodward Facility was $1.9 million, and the Company recognized a gain on disposal of $0.5 million. This gain on disposal is associated with the Corporate and Other segment and presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations.
In addition, during the three and six months ended June 30, 2017, the Company capitalized $1.6 million and $4.6 million, respectively, on re-commissioning idle hydraulic fracturing fleets.
The machinery and equipment balance as of June 30, 2017 and December 31, 2016 included $10.1 million of hydraulic fracturing equipment under capital lease. The machinery and equipment balance as of June 30, 2017 and December 31, 2016 also included approximately $2.5 million and $2.4 million, respectively, of vehicles under

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $7.0 million and $5.7 million as of June 30, 2017 and December 31, 2016, respectively. Accumulated depreciation for the vehicles under capital leases was $1.0 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively.
(7)    Long-Term Debt
Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following:

	(Thousands of Dollars)
	June 30, 2017	December 31, 2016
2017 Term Loan Facility	$149,625	$—
Senior Secured Notes	—	190,000
2016 Term Loan Facility	—	98,103
Capital leases	6,890	8,075
Less: Unamortized debt discount and debt issuance costs	(4,786)	(18,353)
Total debt, net of unamortized debt discount and debt issuance costs	151,729	277,825
Less: Current portion	2,984	5,145
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$148,745	$272,680
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
2017 ABL Facility
On February 17, 2017, Keane Group Holdings, LLC, Keane Frac, LP and KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes an ABL Borrower under the 2017 ABL Facility in accordance with the terms thereof, collectively, the "ABL Borrowers") and the ABL Guarantors (as defined below) entered into an asset-based revolving credit agreement (the "2017 ABL Facility") with each lender from time to time party thereto (the "2017 ABL Lenders") and Bank of America, N.A. as administrative agent and collateral agent. The 2017 ABL Facility replaced the 2016 ABL Facility, which agreement was terminated in connection with the effectiveness of the 2017 ABL Facility. No early termination fees were incurred by the Company in connection with such termination.

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
Subject to certain exceptions, as set forth in the definitive documentation for the 2017 ABL Facility, the obligations under the 2017 ABL Facility are (a) secured by a first-priority security interest in and lien on substantially all of the accounts receivable; inventory; chattel paper, instruments and documents related to accounts receivables, inventory and equipment securing the 2017 ABL Facility; lender-provided hedges; cash; deposit accounts and cash and cash equivalents credited thereto; payment intangibles, general intangibles, commercial tort claims and books and records related to any of the foregoing; rights to business interruption insurance; and supporting obligations of the company and its subsidiaries that are ABL Borrowers or ABL Guarantors under the 2017 ABL Facility (collectively, the "ABL Facility Priority Collateral") and (b) subject to certain exceptions, secured on a second-priority security interest in and lien on substantially all of the assets of KGI and the ABL Guarantors to the extent not constituting ABL Facility Priority Collateral.
Subject to certain exceptions as set forth in the definitive documentation for the 2017 ABL Facility, the amounts outstanding under the 2017 ABL Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac GP, LLC, each ABL Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that will be required to execute and deliver a facility guaranty after February 17, 2017 (collectively, the "ABL Guarantors").
The 2017 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2017 ABL Facility), including a financial covenant, which provides that if any of (a) an event of default is occurring and continuing, (b) if no loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, liquidity is less than the greater of (i) 15% of the lesser of the commitments of the 2017 ABL Lenders, which as of June 30, 2017 was

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

$150,000,000 and the Borrowing Base, at any time of determination (the “Loan Cap”) and (ii) $17,500,000 at any time or (c) if any loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, excess availability is less than the greater of (i) 15% of the Loan Cap and (ii) $17,500,000 at any time, then the consolidated fixed charge coverage ratio, as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, may not be lower than 1.0:1.0. This financial covenant will remain in effect until the thirtieth consecutive day that all such triggers no longer exist.
In connection with the initial borrowings under the 2017 ABL Facility, the Company incurred $3.8 million of debt issuance costs in the six months ended June 30, 2017. See "Deferred Financing Costs" below for discussion of unamortized debt issuance costs as of June 30, 2017.
There were no amounts outstanding under the 2017 ABL Facility as of June 30, 2017. The Company's availability under the 2017 ABL Facility was $122.5 million as of June 30, 2017.
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
2017 Term Loan Facility
On March 15, 2017, Keane Group Holdings, LLC, Keane Frac, LP and KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes a 2017 Term Loan Borrower under the 2017 Term Loan Facility in accordance with the terms thereof, collectively, the "2017 Term Loan Borrowers") and the 2017 Term Loan Guarantors (as defined below) entered into a term loan agreement (the "2017 Term Loan Facility") with each lender from time to time party thereto and Owl Rock Capital Corporation, as administrative agent and collateral agent.
The 2017 Term Loan Facility provides for a $150 million initial term loan. In addition, subject to certain customary conditions, prior to July 3, 2017, the 2017 Term Loan Facility allowed for incremental term loans (together with the initial term loan, the "Term Loans") in an amount equal to the sum of (a) $50,000,000 (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) $75,000,000 (less certain amounts in connection with permitted notes and subordinated indebtedness), but only to fund certain permitted acquisitions or investments that constitute acquisitions subject to, in the case of subclause (b), immediately after giving effect thereto, the satisfaction of the minimum liquidity covenant described below and there being no event of default occurring and continuing, plus (c) an unlimited amount, subject to, in the case of subclause (c), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00. For additional information relating to the incremental term loans, see Note (21)(b) (Subsequent Events - 2017 Incremental Term Loan Facility).
The Term Loans bear interest at a rate per annum equal to, at Keane Group Holdings, LLC's option, (a) the base rate plus 6.25%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 7.25%. Following an event of default, the Term Loans bear interest at the rate otherwise applicable to such Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default. The Term Loans mature on August 18, 2022 or, if earlier, the stated maturity date of any other term loans or term commitments. Subject to certain exceptions as set forth in the definitive documentation for the 2017 Term Loan Facility, the Term Loans are secured by (a) a first-priority security interest in and lien on substantially all of the assets of the 2017

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Term Loan Borrowers and the 2017 Term Loan Guarantors to the extent not constituting ABL Facility Priority Collateral and (b) a second-priority security interest in and lien on the ABL Facility Priority Collateral.
Subject to certain exceptions as set forth in the definitive documentation for the 2017 Term Loan Facility, the amounts outstanding under the 2017 Term Loan Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac GP, LLC, each 2017 Term Loan Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that will be required to execute and deliver a facility guaranty after March 15, 2017 (collectively, the "2017 Term Loan Guarantors").
The 2017 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2017 Term Loan Facility), including a financial covenant, which provides that, as of the last day of any month, the sum of (a) unrestricted cash and cash equivalents of the 2017 Term Loan Borrowers and 2017 Term Loan Guarantors that are deposited in blocked accounts (to the extent required to be subject to blocked account agreements under the 2017 Term Loan Facility) and (b) the aggregate principal amount that is available for borrowing under the 2017 ABL Facility, may not be less than $35,000,000. The Company was in compliance with all covenants under the 2017 Term Loan Facility as of June 30, 2017.
In connection with the initial borrowings under the 2017 Term Loan Facility, the Company incurred $5.0 million of debt issuance costs during the quarter ended March 31, 2017. The Company recorded the initial Term Loan on the balance sheet at its outstanding principal amount, net of the unamortized debt issuance costs. See "Deferred Financing Costs" below for discussion of unamortized debt issuance costs as of June 30, 2017.
Maturities of the 2017 Term Loan for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2017	$375
2018	1,875
2019	1,500
2020	1,500
2021	1,500
$6,750

See Note (21) (Subsequent Events) for discussion on the amendment made to the 2017 Term Loan Facility on July 3, 2017.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Deferred Financing Costs
Costs incurred to obtain financing are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the unaudited condensed consolidated and combined statements of operations and comprehensive loss. Amortization expense related to the capitalized deferred financing costs for the quarters ended June 30, 2017 and 2016 was $0.4 million and $1.0 million, respectively. Amortization expense related to the capitalized deferred financing costs for the six months ended June 30, 2017 and 2016 was $4.0 million and $1.5 million, respectively.
Unamortized deferred financing costs associated with the 2016 and 2017 ABL Facilities were $4.6 million and $1.7 million as of June 30, 2017 and 2016, respectively, and are recorded in other noncurrent assets on the condensed consolidated and combined balance sheets.
(8)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the three months ended June 30, 2017, sales to Completion Services customers represented 100% of the Company’s consolidated revenue and gross profit. During the three months ended June 30, 2016, sales to Completion Services customers represented 96% and 136% of the Company’s consolidated revenue and gross profit, respectively.
The Company depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, which in turn, is affected by current and expected levels of oil and natural gas prices. Oil and natural gas prices began to decline drastically beginning late in the second half of 2014 and remained low through early 2016. This decline, sustained by global oversupply of oil and natural gas, drove the industry into a downturn. Recent events, including agreements by the Organization of the Petroleum Exporting Countries members to reduce oil production quotas, have provided upward momentum for energy prices. With the rebound in commodity prices from their lows in early 2016, drilling and completion activity has continued to increase in 2017, with U.S. active rig count in June 2017 more than doubling the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to a decrease in crude oil prices and increased uncertainty over the near and immediate term, and market volatility has continued to persist. Despite this market volatility, the Company continues to experience increased demand for its services and believes it is in a more stable demand environment than existed during the above-mentioned market decline. Through its quarterly impairment analysis, the Company determined that there were no triggering events during the three months ended June 30, 2017 that would indicate the carrying values of its goodwill, indefinite-lived assets and long-lived assets were not recoverable based on the Company’s consideration of relevant qualitative factors.
For the three months ended June 30, 2017, revenue from the top four customers individually represented 12%, 12%, 10% and 10% of the Company’s consolidated revenue. For the six months ended June 30, 2017, revenue from the top four customers individually represented 12%, 10%, 10%, 10% of the Company's consolidated revenue. For the three months ended June 30, 2016, revenue from the top four customers individually represented 22%, 18%, 15% and 12% of the Company’s consolidated revenue. For the six months ended June 30, 2016, revenue from the top four customers individually represented 21%, 18%, 16% and 14% of the Company's consolidated revenue. Revenue is earned from each of these customers within the Company’s Completion Services segment.
For the three and six months ended June 30, 2017, purchases from one supplier represented approximately 5% to 10% of the Company’s overall purchases. For the three and six months ended June 30, 2016, purchases from three suppliers and two suppliers, respectively, represented approximately 5% to 10% of the Company’s overall purchases. The costs for each of these customers were incurred within the Company’s Completion Services segment.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(9) Derivatives
Holdco II uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt. Holdco II does not speculate using derivative instruments.
Holdco II has an interest rate swap effective through May 9, 2019. Under the terms of this interest rate swap, Holdco II receives LIBOR based variable interest rate payments, subject to a 1.50% floor, and makes payments based on a fixed rate of 1.868%. As of June 30, 2017, the notional amount of the interest rate swap was $96.9 million, decreasing $0.6 million per quarter through the maturity date of May 9, 2019. In connection with the termination of the 2016 Term Loan Facility on January 25, 2017 (see Note (7) (Long-Term Debt)), this interest rate swap no longer qualified for hedge accounting and is being accounted for as a mark-to-market swap.
The net derivative loss, calculated based on the fair value of the swap on the date of the discontinuance of the hedge accounting, of $0.1 million was reclassified from accumulated other comprehensive income ("AOCI") to earnings, due to it becoming probable that the forecasted transaction will not occur in the originally specified time period.
Additionally, the Company has two offsetting interest rate swaps that are not designated as hedges for accounting purposes. Since these swaps offset each other, the remaining payment amounts are known. For the six months ended June 30, 2017, $0.6 million was paid as a result of the offsetting interest rate swaps. The remaining payments will be made as follows (in thousands of dollars):

Year	Average Notional	Remaining Payments(1)
2017	138,750	$(210)
2018	135,938	(1,022)
2019	132,188	(502)
Total		$(1,734)

(1)
The remaining payments are locked in and calculated by taking the difference between the original swap, which pays a fixed rate of 2.061% and the offsetting swap, which receives a fixed rate of 1.47% multiplied by the notional.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of June 30, 2017:
Other current asset	$—	$86	$86	$(86)	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	—	(981)	(981)	86	(895)
Other noncurrent liability	—	(1,111)	(1,111)	—	(1,111)
As of December 31, 2016:
Other current asset	$—	$342	$342	$(342)	$—
Other noncurrent asset	129	—	129	(129)	—
Other current liability	(313)	(959)	(1,272)	342	(930)
Other noncurrent liability	—	(1,473)	(1,473)	129	(1,344)

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement which are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	Location
Amount of gain (loss) recognized in AOCI on derivative (effective portion)	$—	$(250)	$11	$(2,221)	AOCI
Amount of loss reclassified from AOCI into income (effective portion)	—	(93)	(73)	(417)	Interest Expense
Amount of loss reclassified from AOCI into income as a result of originally forecasted transaction becoming probable of not occurring	—	—	(100)	(3,038)	Interest Expense
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under Accounting Standards Codification ("ASC") 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Three Months Ended June 30,		Six Months Ended June 30,
Description	Location	2017	2016	2017	2016
Gains (loss) on interest contracts	Interest expense	$(235)	$(33)	$(338)	$255
See Note (10) (Fair Value Measurements and Financial Information) for further information related to the Company’s derivative instruments.
(10) Fair Value Measurements and Financial Information
The Company consistently disclosed the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of June 30, 2017, the carrying values of the Company's financial instruments included in its condensed consolidated and combined balance sheets approximated or equaled their fair values.
Recurring Fair Value Measurement
At June 30, 2017 and December 31, 2016, the only financial instruments the Company measured at fair value on a recurring basis was its interest rate derivatives. At June 30, 2017 and December 31, 2016, the Company recognized a liability for its interest rate derivatives measured at $2.0 million and $2.3 million, respectively, using Level 2 inputs.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposits with financial institutions totaled $75.6 million and $48.9 million as of June 30, 2017 and December 31, 2016, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 days or less. As of June 30, 2017, trade receivables from the top two customers individually represented 18% and 17%, respectively, of total accounts receivable. As of December 31, 2016, trade receivables from the top four customers individually represented 15%, 14%, 13% and 12% respectively, of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has not had to write-off any bad debts for its customers as of June 30, 2017 and has a process in place to collect all receivables within 30 to 60 days of aging.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(11) Stock-Based Compensation
Under the Company's Equity and Incentive Award Plan, compensation expense for restricted stock awards, RSUs, non-qualified stock options and deferred compensation awards to be settled in shares of the Company's common stock is determined based on the fair value of the awards at the date of grant. The fair value of these awards is determined based on the number of shares or RSUs granted and the closing price of the Company’s common stock on the date of grant. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method better reflects actual stock-based compensation expense.
Compensation expense from time-based restricted stock awards, RSUs and non-qualified stock options is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense associated with liability based awards, such as deferred compensation awards with a fixed monetary amount to be settled in shares of the Company's common stock at the closing price of the Company's stock on the vesting date, is recognized based on the fixed monetary amount agreed upon at the grant date and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.
As of June 30, 2017, the Company has four types of equity-based compensation under the Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors, (iii) restricted stock units issued to executive officers and key management employees, and (iv) non-qualified stock options issued to executive officers. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Equity and Incentive Award Plan.
The following table summarizes equity-based compensation costs for the three and six months ended June 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Class B Interests	$—	$73	$—	$1,841
Deferred stock awards	1,070	—	2,140	—
Restricted stock awards	72	—	140	—
Restricted stock units	1,452	—	1,452	—
Non-qualified stock options	339	—	339	—
Equity-based compensation cost	$2,933	$73	$4,071	$1,841

(a) 2016 Class B Interests - Management Incentive Plan
As described in Note (1) (Basis of Presentation and Nature of Operations), in order to effectuate the IPO, the Company completed the Organizational Transactions, which resulted in the Existing Owners contributing all of their direct and indirect equity interests in Keane Group to Keane Investor.
During the quarters ended June 30, 2017 and 2016, the Company recognized nil and $0.1 million, respectively, of non-cash compensation expense into income related to the Company’s Management Incentive Plan.  As all vested and unvested membership units were contributed to Keane Investor, which is not a subsidiary of the Company, on January 20, 2017, the Company did not recognize any compensation expense for the period ended June 30, 2017, and will not recognize any additional non-cash compensation expense associated with unvested membership units in the future.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(b) Deferred stock awards
Upon consummation of the IPO, the executive officers of the Company identified in the table below, became eligible for retention payments, the first on January 1, 2018 and the second on January 1, 2019, in the bonus amounts set forth in the table below. On March 16, 2017, the Company's board approved, and each executive officer agreed, that in lieu of the executive officer's cash retention payments, the executive officer was granted a deferred stock award under the Equity and Incentive Award Plan. Each executive officer’s deferred stock award provides that, subject to the executive officer remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his employment agreement with the Company, the executive officer will be entitled to receive payment of a stock bonus equal to the variable number of shares of the Company's common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

	Bonus Amounts
	First Bonus	Second Bonus
James C. Stewart	$1,975,706	$1,975,706
Gregory L. Powell	$1,646,422	$1,646,422
M. Paul DeBonis Jr.	$658,569	$658,569

The Company accounted for these deferred stock awards as liability classified awards and recorded them at fair value based on the fixed monetary value on the date of grant. The Company recognized $8.6 million as a deferred compensation expense liability and contra-equity during the first quarter of 2017.
The first stock bonuses will vest on January 1, 2018 to be paid on February 15, 2018, and the second stock bonus will vest on January 1, 2019 to be paid on February 15, 2019. For the three and six months ended June 30, 2017, the Company recognized $1.1 million and $2.1 million, respectively, of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations. As of June 30, 2017, total unamortized compensation cost related to unvested deferred stock awards was $6.4 million, which the Company expects to recognize over the remaining weighted-average period of 1.5 years.
(c) Restricted stock awards
On January 20, 2017, upon consummation of the IPO, the Class B units issued to the independent members of the Board of Directors under the Company’s Management Incentive Plan were converted into 114,580 restricted shares of the Company's common stock. These restricted stock awards vest with respect to 33.33% of the shares on October 1, 2017, and with respect to an additional 33.33% of the shares on the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date.
This exchange of Class B units for restricted stock was treated as a modification of awards classified as equity under ASC 718, "Compensation - Stock Compensation," as the Company viewed the transaction as an exchange of the original award for a new award. To measure the compensation cost associated with the modification of the equity-classified awards, the Company calculated the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value immediately following the modification was $0.3 million, which will be expensed as non-cash stock compensation expense into income over the vesting period. For the three and six months ended June 30, 2017, the Company recognized $0.1 million and $0.14 million, respectively, of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive (loss). As of June 30, 2017, total unamortized compensation cost related to unvested restricted stock awards was $0.7 million, which the Company expects to recognize over the remaining weighted-average period of 2.25 years.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

On May 15, 2017, an independent member of the Board of Directors received 18,947 restricted shares of the Company’s common stock. This restricted stock award will vest with respect to 33.33% of the shares on May 15, 2018, and with respect to an additional 33.33% of the shares on the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date.
Rollforward of restricted stock awards as of June 30, 2017 is as follows:

	As of June 30, 2017
	Number of Restricted Stock Awards	Weighted average grant date fair value
Total non-vested at the beginning of the period	114,580	$22.00
Stock issued	18,947	14.49
Stock vested	—	—
Actual stock forfeited	—	—
Non-vested balance at the end of the period	133,527	$20.93

(d) Restricted stock units
During three months ended June 30, 2017, executive officers and key management personnel received, in total, 1,094,840 RSUs under the Equity and Incentive Award Plan. 1,084,840 of these RSU awards vest with respect to 33.33% on January 20, 2018 and 10,000 of these RSU awards vest with respect to 33.33% on the first anniversary of the date of grant. The remaining RSU awards vest with respect to an additional 33.33% on the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date.
The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period. For the three and six months ended June 30, 2017, the Company recognized $1.5 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive (loss). As of June 30, 2017, total unamortized compensation cost related to unvested restricted stock units was $14.5 million, which the Company expects to recognize over the remaining weighted-average period of 2.75 years.
Rollforward of restricted stock units as of June 30, 2017 is as follows:

	As of June 30, 2017
	Number of Restricted Stock Units	Weighted average grant date fair value
Total non-vested at the beginning of the period	—	$—
Units issued	1,094,840	14.49
Units vested	—	—
Actual units forfeited	(7,369)	14.49
Non-vested balance at the end of the period	1,087,471	$14.49

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(e) Non-qualified stock options
On April 3, 2017, certain executive officers received, in total, 605,766 of non-qualified stock options under the Equity and Incentive Award Plan. These stock options vest with respect to 33.33% of the stock options on January 20, 2018 and with respect to an additional 33.33% of the stock options on the next two anniversaries. As the stock options vest, the award recipients can thereafter exercise their stock options up to the expiration date of the options, which is the date of the six year anniversary of the grant date.

The Company recognized these stock options at fair value determined by applying the Black Scholes model to the grant date market value of the underlying common shares of the Company. The compensation expense associated with these stock options will be amortized into income on a straight-line basis over the vesting period. For the three and six months ended June 30, 2017, the Company recognized $0.3 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive (loss). As of June 30, 2017, total unamortized compensation cost related to unvested stock options was $3.4 million, which the Company expects to recognize over the remaining weighted-average period of 2.75 years.
Rollforward of stock options as of June 30, 2017 is as follows:

As of June 30, 2017
	Number of Stock Options	Weighted average grant date fair value
Total outstanding at the beginning of the period	—	$—
Options granted	605,766	6.16
Options exercised	—	—
Actual options forfeited	—	—
Options expired	—	—
Total outstanding at the end of the period	605,766	$6.16

There were no stock options exercisable or vested at June 30, 2017.
Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

Weighted Average as of June 30, 2017
Valuation assumptions:
Expected dividend yield	0%
Expected equity volatility	51.5%
Expected term (years)	6
Risk-free interest rate	1.6%
Exercise price per stock option	$19.00
Market price per share	$14.49
Weighted average fair value per stock option	$6.16

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(12) Owners’ Equity
(a) Certificate of Incorporation
The Company was formed as a Delaware corporation on October 13, 2016. The Company's certificate of incorporation provides for (i) the authorization of 500,000,000 shares of common stock with a par value of $0.01 per share and (ii) the authorization of 50,000,000 shares of undesignated preferred stock with a par value of $0.01 per share that may be issued from time to time by the Company's Board of Directors in one or more series.
Each holder of the Company's common stock is entitled to one vote per share and is entitled to receive dividends and any distributions upon the liquidation, dissolution or winding-up of the Company. The Company's common stock has no preemptive rights, no cumulative voting rights and no redemption, sinking fund or conversion provisions.
(b) Keane Group Holdings Recapitalization
As described in Note (1) (Basis of Presentation and Nature of Operations), the Company completed Organizational Transactions to effect the IPO that resulted in all equity interests in Keane Group, which consisted of 1,000,000 class A units, 176,471 class B units and 294,118 class C units, being converted to an aggregate of 87,428,019 of the Company's common stock on January 20, 2017. The Organizational Transactions represented a transaction between entities under common control and was accounted for similar to pooling of interests. In accordance with the requirements of the Financial Accounting Standards Board (the "FASB") ASC 805, the Company recognized the aggregate 87,428,019 of common stock at the carrying amount of the equity interests in Keane Group on January 20, 2017, which totaled $453.8 million. The Company recorded $0.9 million of par value common stock and the remaining $452.9 million as additional paid-in capital. Furthermore, as the Organizational Transactions resulted in a change in the reporting entity from Keane Group Holdings, LLC to Keane Group, Inc., additional paid-in capital for Keane Group, Inc. was reduced by Keane Group's retained deficit as of January 20, 2017 of $297.5 million.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(13) Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) in the equity section of the unaudited condensed consolidated and combined balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2016	$(2,603)	$(184)	$(2,787)
Other comprehensive income, before tax	44	184	228
Income tax expense(1)	—	—	—
June 30, 2017	$(2,559)	$—	$(2,559)

(1) The deferred tax liability created by other comprehensive income was netted against the Company's deferred tax asset, which has been offset by a valuation allowance.

The following table summarizes reclassifications out of accumulated other comprehensive (loss) during the quarter ended and six months ended June 30, 2017 (in thousands of dollars):

					Affected line item in the unaudited condensed consolidated and combined statements of operations and comprehensive loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest rate derivatives, hedging	$—	$(93)	$(173)	$(3,455)	Interest expense
Foreign currency items	—	—	—	—	Other income
Total reclassifications	$—	$(93)	$(173)	$(3,455)

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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss)	$(11,898)	$(45,691)	$(84,153)	$(96,884)

Denominator:
Basic weighted average common shares outstanding(1)	103,013	87,313	100,932	87,313
Dilutive effect of restricted stock awards granted to Board of Directors	67	—	62	—
Dilutive effect of deferred stock award granted to NEOs	—	—	—	—
Dilutive effect of RSUs granted under stock incentive plans	59	—	82	—
Dilutive effect of options granted under stock incentive plans	—	—	—	—
Diluted weighted average common shares outstanding(2)	103,139	87,313	101,076	87,313

(1)
The basic weighted average common shares outstanding have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Company's Existing Owners' membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the three and six months ended June 30, 2017 and 2016, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

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
Rental expense for operations, excluding daily rentals and reimbursable rentals, was $2.3 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively. Rental expense for operations, excluding daily rentals and reimbursable rentals, was $4.9 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.
Sublease proceeds were $0.09 million and $0.08 million for the three months ended June 30, 2017 and 2016, respectively, all of which related to the subleased properties of the Company's Canadian operations. Sublease proceeds were $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. These sublease proceeds were recorded as a reduction of the Company's Canadian operations’ exit costs liability.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Minimum lease commitments remaining under operating leases for the next five years are $27.0 million, as listed below:

Year-end December 31,	(Thousands of Dollars)
2017	$4,597
2018	9,072
2019	7,413
2020	3,525
2021	2,370
Total	$26,977
The Company has three long-term operating leases in Canada that expire in 2018. The Company contracted sub-tenants for one of the leased properties during the fourth quarter of 2015 and for the other two properties in the second and fourth quarters of 2016. As of June 30, 2017, the total minimum sublease payments to be received in the future under the active subleases are $0.1 million in 2017 and $0.01 million in 2018.
The Company assumed several real estate operating leases in connection with the acquisition of the Acquired Trican Operations. In an effort to consolidate its facilities and to reduce costs, the Company vacated eight of the combined properties and recorded a cease-use liability for the total amount of $8.1 million. Subsequent to the recording of the liability, the Company successfully negotiated exit agreements for four of the properties, resulting in net payments of $2.6 million. In December 2016, due to immediate need for office space, the Company made a decision to re-enter one of the leases acquired from Trican Well Service, L.P. and renegotiated its terms. As a result, the amendment to the lease was accounted for as a new lease, and the cease-use liability associated with the lease in the amount of $2.4 million was reversed through the same line item in the statement of operations where it was previously recognized. During the first quarter of 2017, the Company vacated the outgrown facility and moved into the renegotiated office space, and recorded a cease-use liability of $0.4 million. Exit costs, including accretion expense, are presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive (loss).
The following table presents the roll forward of the cease-use liability:

(Thousands of Dollars)
Beginning balance at January 1, 2017	$1,670
Charges incurred	423
Reversal of liability due to change in estimate	(12)
Cash buyout of lease	(27)
Lease amortization and other adjustments	(441)
Ending balance at June 30, 2017	$1,613
(16) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and are included in their tax returns. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of Keane Group, Inc. from January 20, 2017 through June 30, 2017 in the accompanying unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Furthermore, as a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance fully offsets the impact of the initial benefit recorded related to the formation of Keane Group, Inc., excluding deferred tax liabilities related to indefinite lived intangibles. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control.
Included in the Company’s recording of its initial deferred taxes upon contribution to Keane Group, Inc. are deferred tax liabilities related to certain indefinite lived intangible assets. The deferred tax liability related to these indefinite lived intangible assets will only reverse at the time of ultimate sale or impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” The Company recognized a deferred tax liability of $1.9 million associated with this naked credit upon the IPO. This is presented within other noncurrent liabilities in the unaudited condensed consolidated and combined balance sheet. This amount will increase as additional tax amortization is recognized, but will only decrease if the indefinite lived intangibles are sold or impaired. Total deferred tax liability as of June 30, 2017 was $2.2 million, which was comprised of the naked credit and state tax deferred liabilities.
The Company’s forecasted annual effective tax rate for 2017 of (1.42)% differs from the statutory rate, primarily due to state taxes and a valuation allowance. The resulting tax expense is primarily due to a forecasted increase in the deferred tax liability related to indefinite lived intangibles.
  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties relating to uncertain tax positions in income tax expense. At June 30, 2017, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
(17) Commitments and Contingencies
As of June 30, 2017 and December 31, 2016, the Company had $0.7 million and $0.1 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $3.5 million and nil, as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company had issued letters of credit of $2.0 million under the 2017 ABL Facility and 2016 ABL Facility, respectively, which secured performance obligations related to the Company's CIT capital lease.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of June 30, 2017 are listed below:

(Thousands of Dollars)
Year-end December 31,
2017	$18,436
2018	42,761
2019	37,175
2020	23,616
2021	10,083
$132,071

Trican Indemnification Settlement
As part of the asset purchase agreement (the "APA") executed for the acquisition of the Acquired Trican Operations, certain representations and warranties were provided to the Company relating to the condition of the acquired machinery and equipment. The material maintenance expenditures the Company incurred to bring all of the acquired machinery and equipment into proper working order exceeded the representations made in the APA. On June 12, 2017, the Company and Trican reached a settlement that resulted in proceeds of $2.1 million and net gain on settlement of $3.6 million. This gain is presented within other income in the unaudited condensed consolidated and combined statements of operations and comprehensive (loss).
The Company has made a claim with its insurance company to recover additional funds under the representation and warranty policy associated with this acquisition. The Company did not recognize an accrual for the potential recovery, as it does not meet the realizable or realized threshold prescribed by GAAP.
Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. In accordance with GAAP, the Company accrues for contingencies where the occurrence of a loss is probable and can be reasonably estimated, based on the Company's best estimate of the expected liability. As of June 30, 2017, the Company recognized an estimated liability of $5.0 million for employment related claims. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome, and based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its financial position or results of operations.
The Company has been served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act ("FLSA") and state laws, which were previously disclosed in the Company’s 2016 Annual Report on Form 10-K. Upon review of the background facts and settlement discussions, the Company determined the occurrence of a loss was probable and reasonably estimable on two of these claims and recognized an accrual in accordance with GAAP.

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
(18) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.1 million and $0.3 million during the three months ended June 30, 2017 and 2016, respectively. The Company paid $0.1 million and $0.6 million during the six months ended June 30, 2017 and 2016, respectively.
In connection with the Company's reorganization, the Company engaged in transactions with affiliates. See Note (1) (Basis of Presentation and Nature of Operations) and Note (12) (Owners’ Equity) for a description of these transactions.
As part of the APA executed for our acquisition of the Acquired Trican Operations, certain representations and warranties were provided to the Company relating to the condition of the acquired machinery and equipment. The material maintenance expenditures incurred by the Company to bring all of the acquired machinery and equipment into proper working order exceeded the representations made in the APA. On June 12, 2017, the Company and Trican reached a settlement that resulted in proceeds to the Company of $2.1 million and net gain on settlement to the Company of $3.6 million. Trican, pursuant to its conditional rights under the Company's Stockholders' Agreement, has appointed its President and Chief Executive Officer to serve as a member of the Company's Board of Directors.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operations by business segment
Revenue:
Completion Services	$323,136	$88,315	$563,289	$147,187
Other Services	—	3,274	—	5,597
Total revenue	$323,136	$91,589	$563,289	$152,784
Gross profit (loss) by business segment
Completion Services	$44,752	$8,887	$60,913	$2,575
Other Services	—	(2,337)	—	(2,675)
Total gross profit (loss)	$44,752	$6,550	$60,913	$(100)
Operating (loss):
Completion Services	$16,218	$(17,166)	$5,781	$(38,649)
Other Services	(1,254)	(2,984)	(2,737)	(4,030)
Corporate and Other	(25,283)	(16,377)	(45,127)	(36,766)
Total operating (loss)	$(10,319)	$(36,527)	$(42,083)	$(79,445)
Capital expenditures:
Completion Services	$30,256	$1,960	$52,198	$162,378
Other Services	1,718	7	1,718	17,948
Corporate and Other	98	189	392	33,216
Total capital expenditures	$32,072	$2,156	$54,308	$213,542
Depreciation and amortization:
Completion Services	$28,534	$26,052	$55,132	$41,224
Other Services	1,254	647	2,737	1,355
Corporate and Other	2,951	1,022	5,243	1,250
Total depreciation and amortization	$32,739	$27,721	$63,112	$43,829
Exit Costs:
Corporate and Other	$100	$5,966	$347	$7,929
Total exit costs	$100	$5,966	$347	$7,929
Income tax provision:
Corporate and Other	$(931)	$—	$(1,065)	$—
Total income tax:	$(931)	$—	$(1,065)	$—
Revenue by geography:
United States	$323,136	$91,589	$563,289	$152,784
Canada	—	—	—	—
Total revenue	$323,136	$91,589	$563,289	$152,784

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	June 30, 2017	December 31, 2016
Total assets by segment:
Completion Services	$497,901	$412,947
Other Services	18,318	18,485
Corporate and Other	126,398	105,508
Total assets	$642,617	$536,940

Total assets by geography:
United States	$641,003	$535,395
Canada	1,614	1,545
Total assets	$642,617	$536,940

Goodwill by segment:
Completion Services	$50,624	$50,478
Total goodwill	$50,624	$50,478
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
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 of the goodwill impairment test with the goodwill impairment amount calculated as the amount by which the carrying value of the reporting unit exceeds its

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

fair value, not to exceed the carrying amount of goodwill. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted prospectively for any impairment tests performed after January 1, 2017. The Company early adopted this standard, prospectively, as of January 1, 2017. The adoption of this standard did not have any impact on the Company's unaudited condensed consolidated and combined financial statements.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017, with a full retrospective approach to be used upon implementation and early adoption allowed. ASU 2016-15 provides guidance on eight different issues intended to reduce diversity in practice on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard effective January 1, 2017, which impacted the presentation of its cash payments for prepayment penalties incurred in connection with the early termination of its 2016 ABL Facility, 2016 Term Facility and Senior Secured Notes. The Company presented the cash payments for the prepayment penalties as cash used in financing activities.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” which stipulates that the amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. The amendments to this update do not provide a definition of restricted cash or restricted cash equivalents. The Company early adopted this standard effective January 1, 2017. The adoption of this standard did not have any impact on the Company's unaudited condensed consolidated and combined financial statements, as it does not have any restricted cash.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies what constitutes a modification of a share-based payment award. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard effective January 1, 2017, which impacted the accounting for the equity-based awards, issued under the Equity and Incentive Award Plan, in its unaudited condensed consolidated and combined financial statements. The Company applied this standard to determine that its conversion of the Class B units issued to the independent members of the Board of Directors into restricted shares required the Company to apply modification accounting.
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
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Asset." Subtopic 610-20 was issued as part of the new revenue recognition standard and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU 2017-05 clarifies the definition of "in substance nonfinancial assets," unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The Company will adopt this standard utilizing the modified retrospective method concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated and combined financial statements.
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
(21) Subsequent Events
(a) Acquisition of RockPile Energy Services, LLC
On July 3, 2017 (the "RockPile Closing Date" or the "RockPile Acquisition Date"), the Company acquired 100% of the outstanding equity interests of RockPile Energy Services, LLC and its subsidiaries ("RockPile") from RockPile Energy Holdings, LLC (the "Principal Seller"). RockPile was a multi-basin provider of integrated well completion services in the United States, whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. Through this acquisition, the Company has deepened its existing presence in the Permian Basin and Bakken Formation and further solidified its position as one of the largest pure-play providers of integrated well completion services in the United States. This acquisition also enabled the Company to expand its service offerings to include workover rigs within its Other Services segment.
The acquisition of RockPile was completed for cash consideration of $123.3 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock (the “Acquisition Shares”) and contingent value rights, as described below.
In addition, subject to the terms and conditions of the Contingent Value Rights Agreement (the “CVR Agreement”) by and among the Company, the Principal Seller and Permitted Holders (as defined in the CVR Agreement and, together with the Principal Seller, the "RockPile Holders"), the Company agreed to pay contingent consideration (the "Aggregate CVR Payment Amount"), which would equal the product of the Acquisition Shares held by RockPile on April 10, 2018 and the CVR Payment Amount, provided that the CVR Payment Amount does not exceed $2.30. The CVR Payment Amount is the difference between (a) $19.00 and (b) the arithmetic average of the dollar volume weighted average price of the Company’s common stock on each trading day for twenty (20) trading days randomly selected by the Company during the thirty (30) trading day period immediately preceding the last business day prior to April 3, 2018 (the "Twenty-Day VWAP"). The Aggregate CVR Payment Amount shall be reduced on a dollar for dollar basis if the sum of the following exceeds $165 million:

•	(i) the aggregate gross proceeds received in connection with the resale of any Acquisition Shares, plus

•	(ii) the product of the number of Acquisition Shares held by the RockPile Holders on April 10, 2018 and the Twenty-Day VWAP, plus

•	(iii) the Aggregate CVR Payment Amount.
The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the CVR Agreement, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2017.
Within 60 calendar days following the RockPile Closing Date, the Company will deliver to the Principal Seller a closing statement with its determination of the final closing cash purchase price (the "Final Cash Purchase Price"). This determination will include the Company's calculation of working capital deficit or excess as compared

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

to the Principal Seller's estimated working capital deficit used in determining the cash consideration paid on the RockPile Closing Date. The Principal Seller has indemnified the Company if the Final Cash Purchase Price exceeds the Closing Cash Purchase Price.
The Company will account for the acquisition of RockPile using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition will be recorded based on their fair values. The purchase accounting is subject to the twelve-month measurement adjustment period to reflect any new information that may be obtained in the future about facts and circumstances that existed as of the RockPile Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of that date.
The following tables summarize the fair value of the consideration transferred for the acquisition of RockPile and the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the RockPile Acquisition Date.

Total Purchase Consideration:
(Thousands of Dollars)
Cash consideration	$123,293
Equity consideration	130,290
Contingent consideration	11,962
Less: Cash acquired	(20,379)
Total purchase consideration, less cash acquired	$245,166

Trade and other accounts receivable	$57,117
Inventories, net	2,853
Prepaid and other current assets	13,630
Property and equipment, net	157,654
Intangible assets	20,967
Notes receivable	250
Other noncurrent assets	363
Total identifiable assets acquired	252,834
Accounts payable	38,999
Accrued expenses	22,161
Deferred revenue	23,053
Other non-current liabilities	827
Total liabilities assumed	85,040
Goodwill	77,372
Total purchase price consideration	$245,166

Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill in this acquisition is primarily attributable to expected synergies and new customer relationships. A portion of the Goodwill is tax deductible; however, the Company has not completed its calculation of the amount of tax deductible goodwill arising from this acquisition as the Company is still evaluating the preliminary purchase price allocation.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Transactions recognized separately from the acquisition of assets and assumptions of liabilities included $2.2 million of legal and other acquisition-related transaction costs incurred directly by the Company. The Company may also pay approximately $1.0 million in retention bonuses, over a two-year period, and $2.0 million in incentive equity award compensation, over a three-year period, related to the continuing employment of key former RockPile management with the Company.
The following combined pro forma information assumes the acquisition of RockPile occurred on January 1, 2016. The pro forma information presented below is for illustrative purposes only and does not reflect future events that may occur after July 3, 2017 or any operating efficiencies or inefficiencies that may result from the acquisition of RockPile. The information is not necessarily indicative of results that would have been achieved had the Company controlled RockPile during the periods presented or the results that the Company will experience going forward. Pro forma net loss for the six months ended June 30, 2016 includes $0.8 million of non-recurring transaction expenses from the acquisition incurred after the closing and $1.1 million of compensation costs associated with the executives of RockPile that the Company retained. In addition, the Company incurred $2.2 million of transaction costs that were not reflected in these pro forma financial information, since they were incurred prior to the closing. The pro forma information does not include any remaining future integration costs or transaction costs that the Company may incur related to the acquisition.

	(Thousands of Dollars)
	Unaudited
	Six Months Ended June 30,
	2017	2016
Revenue	$751,287	$203,901
Net income (loss)	(103,248)	(135,008)

(b) 2017 Incremental Term Loan Facility
On July 3, 2017, the 2017 Term Loan Borrowers and the 2017 Term Loan Guarantors entered into an incremental term loan facility (the "2017 Incremental Term Loan Facility" and, together with the 2017 Term Loan Facility, collectively, the “New Term Loan Facility”) with each of the incremental lenders party thereto, each of the existing lenders party thereto and Owl Rock Capital Corporation, as administrative agent and collateral agent.
The 2017 Term Loan Facility provides for a $150 million initial term loan, and the 2017 Incremental Term Loan Facility provides for a $135 million term loan. In addition, subject to certain customary conditions, as of July 3, 2017, the New Term Loan Facility allows for additional incremental term loans in an amount equal to the sum of (a) $50,000,000 (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) an unlimited amount, subject to, in the case of subclause (b), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00.
The terms and conditions contained in the New Term Loan Facility are substantially similar to the terms and conditions contained in the 2017 Term Loan Facility, as discussed in Note (7) (Long-Term Debt).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Keane Group, Inc.'s (the "Company", "Keane" or "our") financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the related condensed footnotes included within "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, as well as our filed Annual Report on Form 10-K for the year ended December 31, 2016.

EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions, as well as other value-added service offerings. Our total capacity includes approximately 1.2 million hydraulic horsepower, including 30,000 hydraulic horsepower on order for a dedicated customer that will commence operations during the fourth quarter of 2017. From our 25 currently deployable hydraulic fracturing fleets ("fleets") (based on an average fleet size of 45,000 hydraulic horsepower per fleet), 31 wireline trucks, 12 workover rigs and other ancillary assets located in the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and other active oil and gas basins, we provide industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We pride ourselves on our operating principles, our core values that focus on health, safety, environment, efficiency and operational excellence, our partnership with our customers and transparency in our value creation and our responsibilities to our employees and customers.
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
We are organized into two reportable segments, consisting of Completion Services, including our hydraulic fracturing and wireline divisions; and Other Services, including our coiled tubing, cementing and drilling divisions. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenue less segment direct and indirect cost of services, excluding depreciation and amortization. Additionally, our operations management make rapid and informed decisions, including (1) price adjustments to offset commodity inflation and align with market, (2) decisions to strategically deploy our existing and new fleets and (3) real time supply chain management decisions, by utilizing top line revenue, as well as individual direct and indirect costs on a per stage and per fleet basis.
Acquisition of RockPile
On July 3, 2017, the Company acquired 100% of the outstanding equity interests of RockPile Energy Services, LLC and its subsidiaries ("RockPile"). RockPile was a multi-basin provider of integrated well completion services in the United States, whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. The acquisition of RockPile was completed for cash consideration of $123.3 million, subject to closing and post-closing adjustments, 8,684,210 shares of the Company’s common stock and contingent value rights granted pursuant to the CVR Agreement (as defined herein), as further described herein, in Note (17) (Commitments and Contingencies) of the unaudited condensed consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Current Report on Form 8-K filed on July 3, 2017.
Through this acquisition, we expanded our existing presence in the Permian Basin and Bakken Formation by increasing our pumping capacity by more than 25%, further strengthening our position as one of the largest pure-play providers of integrated well completion services in the United States. We acquired 215,000 hydraulic horsepower at newbuild economics, eight wireline trucks, 10 cementing units and 12 workover rigs. In addition, we acquired 30,000 of hydraulic horsepower of Tier 4 units, previously ordered by Rockpile, that will be delivered and commence operations during the fourth quarter of 2017. These units are scheduled for delivery and committed to an existing customer for deployment in the fourth quarter of 2017. We also acquired a high-quality customer base with minimal overlap to our existing customer base, expanded our service offerings to include workover product lines and added scale in our cementing capabilities. Additionally, we integrated certain members of RockPile's seasoned management team whose values and vision are similar to Keane.
Financial results
Revenue for the second quarter of 2017 totaled $323.1 million of revenue, an increase of 35% compared to revenue for the first quarter of 2017 of $240.2 million. Our strong revenue growth in the second quarter of 2017 was driven by three main factors, (1) we continued to deploy available horsepower, with the addition of two fleets, adding to the horsepower deployed in the prior quarter, (2) we continued our core strategy of aligning ourselves with customers, under long-term dedicated agreements, who focus on efficiency and performance, which continues to keep fleet utilization high, and (3) we continued to execute on our pricing strategy of aligning pricing with our clients under dedicated agreement with periodic re-openers to price at market rate and recover input cost inflation. We exited 2016 with 13 active fleets and, in the first quarter of 2017, we operated an average of 15.5 fleets, exiting the period with 17 fleets. During the second quarter of 2017, we deployed one additional fleet in April 2017 and one additional fleet in June 2017, exiting the period with 19 fleets. On an average basis, we operated 18.3 fleets during the second quarter of 2017. The aforementioned revenue growth drivers had a favorable impact on operating margins, calculated by dividing operating income (loss) by revenue, but headwinds in input cost inflation persisted, particularly with sand, as well as trucking, labor, and chemicals. Consistent with our prior quarter efforts to maintain and grow the supply of key commodities and skilled workforce, working within the backdrop of market capacity influences, we continue to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent. We reported an operating loss of $10.3 million in the second quarter of 2017, as compared to an operating loss of $31.8 million in the first quarter of 2017.
We reported a net loss of $11.9 million, or $(0.12) per basic and diluted share, for the second quarter of 2017, compared to net loss of $72.3 million, or $(0.70) per pro forma basic and diluted share, for the first quarter of 2017. The net loss for the second quarter of 2017 includes $3.1 million of management adjustments to cost of services to arrive at Adjusted Gross Profit (as defined herein under "Non-GAAP Financial Measures"). Approximately $2.7 million of this amount was driven by costs for the re-commissioning of two previously idled fleets, one of which was deployed in June and the second in July. An additional $0.4 million was associated with our strategic investment in hydraulic fracturing crews to support our accelerated fleet deployment schedule (see additional discussion in paragraph above). Approximately $10.4 million of management adjustments to selling, general and administrative expenses to arrive at Adjusted EBITDA (as defined herein under "Non-GAAP Financial Measures") during the second quarter of 2017 were primarily associated with transaction costs incurred for the acquisition of RockPile, compensation expense for the restricted stock units and stock options awarded to certain of our employees and contingency accruals related to various litigation claims.

Business outlook
With the rebound in commodity prices from their lows in early 2016 of $26.19 per barrel (based on the West Texas Intermediate ("WTI") spot price) and $1.64 per MMBtu (based on Henry Hub), drilling and completion activity continues to improve in 2017, with U.S. active rig count in June 2017 more than doubling the trough in the active rig count registered in May 2016. In recent months the significant growth in production resulting from higher rig count has led to a decrease in crude oil prices and increased uncertainty over the near and immediate term.
We continue to see increased demand and higher leading-edge pricing for our services across our diversified footprint, as the availability of high-quality hydraulic fracturing equipment tightens, capital expenditure for drilling and completions in the United States increases and customers place increased focus on partnering with well-capitalized, safe and efficient service providers that can meet or exceed their requirements. Oil and natural gas prices are significant drivers behind the pace and location of our customer activity. We actively monitor the trends in oil and natural gas prices and focus on maintaining flexibility, including the ability to re-deploy assets readily and seamlessly upon changes in market demands. Uncertainty from commodity price volatility should also encourage newbuild discipline and support an environment to harvest our portfolio at attractive cash generation levels over the near-term.
Across the industry, customers are executing completion designs with increased sand tonnage pumped on a per well basis to enhance well productivity. This increase in sand demand has led to a significant tightening in the supply and demand for sand, as seen with the significant increases in freight-on-board mine prices for certain sand types in the first quarter of 2017 as compared to 2016. Increasing sand orders have also raised the demand for railcars and trucks to transport the sand from mines and terminals to well sites. In the second quarter of 2017, sand prices began to normalize; however bottlenecks in supply still remain a challenge.
In addition to the high demand for commodities noted above, labor is becoming a constraint; an issue further compounded by the number of experienced field employees who migrated to other less cyclical industries during the recent downturn. Continued tightening of the labor market could result in higher wage rates, as well as increased recruiting, hiring, onboarding and training costs.
We continue to believe in the strength of the long-term fundamentals of our business, including our high-quality, fit-for-purpose and well-maintained equipment, our financial strength and discipline, the scale and flexibility of our supply chain, our ability to offer customized completions solutions and our speed-to-market advantage.
We are continuing to execute the following strategies in 2017:

•	integrate all assets and resources obtained in the acquisition of RockPile and capitalize on the resulting synergies;

•	partner with customers who focus their efforts on high-efficiency completions jobs under dedicated agreements;

•	price our contracts with leading-edge pricing in response to the tightening of the market for high-quality equipment and to offset higher input costs for commodities and other resources;

•
focus on re-commissioning and rapid deployment of remaining hydraulic horsepower. We exited the second quarter of 2017 with 944,250 hydraulic horsepower and 19 active fleets. In connection with our acquisition of RockPile, we acquired 215,000 hydraulic horsepower, including five active fleets, bringing total active fleets to 24, and one newbuild fleet of 30,000 hydraulic horsepower. We expect to be effectively fully deployed on our approximately 1.2 million hydraulic horsepower when we place our 25th fleet into service in the third quarter of 2017, with a 26th newbuild fleet, previously ordered by RockPile, being deployed during the fourth quarter of 2017;

•	retain and attract talented employees to sustain accelerated growth and support operational excellence;

•	maintain our conservative and flexible capital position; and

•
maintain agreements with our existing strategic suppliers and identify and develop relationships with additional strategic suppliers to ensure continuity of supply and optimize pricing and terms in the tightening market.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations” herein.
Financial markets, liquidity, and capital resources
On January 25, 2017, we consummated our initial public offering ("IPO") of 30,774,000 shares of our common stock at a public offering price of $19.00 per share. We received $255.5 million in net proceeds, which we used to fully repay our outstanding balance of approximately $99 million under our pre-existing term loan facility (the "2016 Term Loan Facility") with approximately $13.8 million of prepayment premium related to such repayment, and repay $50 million of our secured notes with approximately $0.5 million of prepayment premium related to such repayment. The remaining $92.2 million is to be used for general corporate purposes.
On February 17, 2017, we also secured a $150.0 million asset-based revolving credit facility (the "2017 ABL Facility"), replacing our pre-existing $100 million asset-based revolving credit facility, and on March 15, 2017, we secured a $150 million term loan facility (the "2017 Term Loan Facility"). We used the proceeds from our 2017 Term Loan Facility to fully repay our secured notes. On July 3, 2017, we secured $135 million in incremental term loans under an incremental term loan facility (the "Incremental Term Loan Facility"), which are subject to substantially the same terms as the outstanding initial term loans under the 2017 Term Loan Facility. The majority of the proceeds from the incremental term loans was used to fund our acquisition of 100% of the outstanding equity interests of RockPile. We expect our annualized interest expense to increase to $24 million.
At the end of the second quarter of 2017, we had approximately $75.6 million of cash available. We also had $122.5 million available under our asset-based revolving credit facility as of June 30, 2017, which, with our cash balance, we believe provides us with sufficient liquidity for the remainder of 2017, including for capital expenditures and working capital investments.
For additional information on market conditions and our liquidity and capital resources, see “Liquidity and Capital Resources,” and “Business Environment and Results of Operations” herein.
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation and the Bakken Formation. These regions are expected to account for approximately 86% of all new horizontal wells anticipated to be drilled between 2017 and 2020. In addition, the high-density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the United States. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for the greatest crude oil and natural gas production growth in the U.S. through 2020 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with a 161% increase in rig count from their combined May 2016 low of 170 to 443 as of June 30, 2017.

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
The following table shows the average oil and natural gas prices for WTI and Henry Hub natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31
	2017	2016	2017	2016	2016
Oil price - WTI(1)	$48.18	$45.64	$49.99	$39.78	$43.47
Natural gas price - Henry Hub(2)	3.14	2.25	3.11	2.12	2.55
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31
Product Type	2017	2016	2017	2016	2016
Oil	718	334	656	385	408
Natural Gas	177	87	162	98	100
Other	—	1	1	1	1
Total	895	422	819	484	509

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31
Drilling Type	2017	2016	2017	2016	2016
Horizontal	751	326	681	378	400
Vertical	77	51	73	57	60
Directional	67	45	65	49	49
Total	895	422	819	484	509

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
Following a trough in early 2016, oil prices and natural gas prices have recovered to $46.04 and $3.04, respectively, or approximately 76% and 85% respectively, as of June 30, 2017, from their lows in early 2016 of $26.19 and $1.64, respectively. The US Energy Information Administration (the “EIA”) projects WTI spot prices to average $48.95 and Henry Hub natural gas prices to average $3.10 in 2017.

Recent events, including declines in North American production and agreements by the Organization of the Petroleum Exporting Countries members to reduce oil production quotas, have provided upward momentum for energy prices. While the Company has continued to experience increased demand for its services and believes the demand environment is more stable as compared to the above mentioned market decline, the significant growth in production resulting from increased drilling activity has contributed to a decrease in crude oil prices and increased uncertainty over the near and immediate term, and market volatility has continued to persist.
The EIA projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. Global liquids demand is expected to increase by approximately 1.5 million barrels per day from 2016 to 2017. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) expectations of continued growth in the U.S. gross domestic product; (ii) an increased likelihood that regulatory and legislative initiatives regarding domestic carbon emissions policy will drive greater demand for cleaner burning fuels such as natural gas; (iii) increased acceptance of natural gas as a clean and abundant domestic fuel source that can lead to greater energy independence of the U.S. by reducing its dependence on imported petroleum; (iv) the emergence of low-cost natural gas shale developments; and (v) continued growth in electricity generation from intermittent renewable energy sources, primarily wind and solar energy, for which natural-gas-fired generation is a logical back-up power supply source. Natural gas demand in North America is expected to increase by approximately 2.7 billion cubic feet per day from 2017 to 2018.
Across the industry, customers are executing well designs with increased sand tonnage pumped to help supersize their wells to increase well productivity. This increase in sand tonnage pumped has led to a significant tightening in the market for sand and sand transportation. Coras Research, LLC forecasts that average proppant pumped per horizontal wells will increase 30% to 12.9 million pounds in 2017 from 9.9 million pounds in 2016.
For additional information, see Part I, "Item 1. Business" and "Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2017 COMPARED TO 2016
Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

	Three Months Ended June 30, 2017
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$323,136	$88,315	100%	96%	$234,821	266%
Other Services	—	3,274	0%	4%	(3,274)	(100%)
Revenue	323,136	91,589	100%	100%	231,547	253%
Completion Services	278,384	79,428	86%	87%	198,956	250%
Other Services	—	5,611	0%	6%	(5,611)	(100%)
Costs of services (excluding depreciation and amortization, shown separately)	278,384	85,039	86%	93%	193,345	227%
Completion Services	44,752	8,887	14%	10%	35,865	404%
Other Services	—	(2,337)	0%	(3%)	2,337	(100%)
Gross profit	44,752	6,550	14%	7%	38,202	583%
Depreciation and amortization	32,739	27,721	10%	30%	5,018	18%
Selling, general and administrative expenses	22,332	15,356	7%	17%	6,976	45%
Impairment	—	—	0%	0%	—	0%
Operating loss	(10,319)	(36,527)	(3%)	(40%)	26,208	(72%)
Other income, net	3,701	873	1%	1%	2,828	324%
Interest expense	(4,349)	(10,037)	(1%)	(11%)	5,688	(57%)
Total other expenses	(648)	(9,164)	0%	(10%)	8,516	(93%)
Income tax expense	(931)	—	0%	0%	(931)	0%
Net loss	$(11,898)	$(45,691)	(4%)	(50%)	$33,793	(74%)

Revenue.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue for the second quarter of 2017 increased by $231.5 million, or 253%, to $323.1 million from $91.6 million for the second quarter of 2016. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $234.8 million, or 266%, to $323.1 million for the second quarter of 2017 from $88.3 million for the second quarter of 2016. This change was primarily attributable to a 96% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of the Acquired Trican Operations, as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets. In addition, annualized revenue per deployed fleet increased 80%.
Other Services:     Other Services segment revenue decreased by $3.3 million, or 100%, to nil for the second quarter of 2017 from $3.3 million for the second quarter of 2016. Revenue in the second quarter of 2016 was earned in our cementing and coiled tubing divisions. We idled our cementing and coiled tubing divisions in April 2016 and December 2016, respectively.

Costs of services.     Costs of services for the second quarter of 2017 increased by $193.3 million, or 227%, to $278.4 million from $85.0 million for the second quarter of 2016. This change was driven by several factors including (1) higher activity in the Completion Services segment, (2) price inflation in our key input costs, including labor, sand and sand trucking, (3) increased maintenance costs associated with increased service intensity that stems from larger sand volumes and well configurations, such as zipper designs, (4) an increase in fleets working twenty-four hour operations and (5) rapid deployment and commissioning of our idle fleets.
In the second quarter of 2017, we incurred $3.1 million of fleet commissioning costs that were not capitalized (approximately $1.6 million per fleet). In the second quarter of 2016, we had one-time costs of $3.8 million consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Costs of services as a percentage of total revenue for the second quarter of 2017 was 86%, which represented a decrease of 7% from the second quarter of 2016. Excluding the fleet commissioning costs of $3.1 million in the second quarter of 2017 and management adjustments of $3.8 million in the second quarter of 2016 (described above), total costs of services was $275.3 million and $81.2 million in the second quarters of 2017 and 2016 or 85% and 89% of revenue, respectively, a decrease as a percentage of revenue of 4%.
Costs of services, as a percentage of total revenue is presented below:

	Three Months Ended June 30, 2017
Description	2017	2016	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	86%	90%	(4)%
Other Services	—%	171%	(171)%
Total cost of services as a percentage of total revenue	86%	93%	(7)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $199.0 million, or 250%, to $278.4 million in the second quarter of 2017 from $79.4 million in the second quarter of 2016. As a percentage of segment revenue, total cost of services was 86% and 90%, in the second quarters of 2017 and 2016, respectively, a decrease as a percentage of revenue of 4%. The change in segment cost of services was driven by higher activity, price inflation in our key input costs, including sand and trucking, increased maintenance costs associated with increased service intensity, and higher-pressure jobs, as well as rapid deployment and commissioning of our idle fleets. In the second quarter of 2017, we incurred $3.1 million of fleet commissioning costs. In the second quarter of 2016 we had one-time costs of $3.8 million consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Excluding the fleet commissioning costs of $3.1 million in the second quarter of 2017 and acquisition and integration costs of $3.8 million in the second quarter of 2016, Completion Services segment costs of services was $275.3 million and $75.6 million in the second quarters of 2017 and 2016, or 85% and 86% of segment revenue, respectively, a decrease as a percentage of revenue of 1%.
Other Services:     Other Services segment cost of services decreased by $5.6 million, or 100%, to nil in the second quarter of 2017 from $5.6 million in the second quarter of 2016. This change was attributable to the idling of our cementing and coiled tubing divisions in April 2016 and December 2016, respectively.
Depreciation and amortization.     Depreciation and amortization expense increased by $5.0 million, or 18%, to $32.7 million in the second quarter of 2017 from $27.7 million in the second quarter of 2016. This change was primarily attributable to depreciation of additional equipment purchased in 2017 to overhaul existing equipment.

Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $7.0 million, or 45%, to $22.3 million in the second quarter of 2017 from $15.4 million in the second quarter of 2016. This change in SG&A was primarily related to a $5.0 million contingency associated with two litigation matters (see Note (17) Commitments and Contingencies for further details), $2.9 million in non-cash amortization expense of equity awards issued under our Equity and Incentive Award Plan, as well as $2.1 million in acquisition-related transaction costs. SG&A as a percentage of total revenue was 7% in the second quarter of 2017 compared with 17% in the second quarter of 2016. Total management adjustments were $10.4 million in the second quarter of 2017, primarily related to the aforementioned various litigation contingencies, non-cash equity awards amortization expense and acquisition-related transaction costs. Management adjustments in the second quarter of 2016 were $9.2 million, primarily related to lease exit costs and the integration of the Acquired Trican Operations. Excluding these management adjustments, SG&A expense was $11.9 million and $6.2 million in the second quarters of 2017 and 2016, respectively, which represents an increase of 92%.
 Other expense (income), net.     Other expense (income), net, in the second quarter of 2017 increased by $2.8 million, or 324%, to income of $3.7 million in the second quarter of 2017 from income of $0.9 million in the second quarter of 2016. This change was primarily attributable to the gain on the indemnification settlement with Trican.
 Interest expense, net.     Interest expense, net of interest income, decreased by $5.7 million, or 57%, to $4.3 million in the second quarter of 2017 from $10.0 million in the second quarter of 2016. This change was primarily attributable to the refinancing of our asset-based revolving credit facility and early debt extinguishment of our 2016 Term Loan Facility and secured notes.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations for the second quarter of 2017 was (1.42)%. The effective rate is primarily made up of a tax benefit derived from the current period operating loss offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite lived intangible assets.
Net income (loss).     Net loss was $11.9 million in the second quarter of 2017, as compared with net loss of $45.7 million in the second quarter of 2016. The decrease in net loss is due to the changes in revenue and expenses discussed above.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$563,289	$147,187	100%	96%	$416,102	283%
Other Services	—	5,597	0%	4%	(5,597)	(100%)
Revenue	563,289	152,784	100%	100%	410,505	269%
Completion Services	502,376	144,612	89%	95%	357,764	247%
Other Services	—	8,272	0%	5%	(8,272)	(100%)
Costs of services (excluding depreciation and amortization, shown separately)	502,376	152,884	89%	100%	349,492	229%
Completion Services	60,913	2,575	11%	2%	58,338	2,266%
Other Services	—	(2,675)	0%	(2%)	2,675	(100%)
Gross profit	60,913	(100)	11%	0%	61,013	(61,013%)
Depreciation and amortization	63,112	43,829	11%	29%	19,283	44%
Selling, general and administrative expenses	39,884	35,516	7%	23%	4,368	12%
Impairment	—	—	0%	0%	—	0%
Operating loss	(42,083)	(79,445)	(7%)	(52%)	37,362	(47%)
Other income, net	3,705	1,006	1%	1%	2,699	268%
Interest expense	(44,710)	(18,445)	(8%)	(12%)	(26,265)	142%
Total other expenses	(41,005)	(17,439)	(7%)	(11%)	(23,566)	135%
Income tax expense	(1,065)	—	0%	0%	(1,065)	0%
Net loss	$(84,153)	$(96,884)	(15%)	(63%)	$12,731	(13%)

Revenue.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue for the six months ended June 30, 2017 increased by $410.5 million, or 269%, to $563.3 million from $152.8 million for the six months ended June 30, 2016. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $416.1 million, or 283%, to $563.3 million for the six months ended June 30, 2017 from $147.2 million for the six months ended June 30, 2016. This change was primarily attributable to a 111% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of the Acquired Trican Operations, as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets. In addition, annualized revenue per deployed fleet increased 63%.
Other Services:     Other Services segment revenue decreased by $5.6 million, or 100%, to nil for the six months ended June 30, 2017 from $5.6 million for the six months ended June 30, 2016. Revenue in the six months ended June 30, 2016 was earned in our cementing and coiled tubing divisions. We idled our cementing and coiled tubing divisions in April 2016 and December 2016, respectively.
Costs of services.     Costs of services for the six months ended June 30, 2017 increased by $349.5 million, or 229%, to $502.4 million from $152.9 million for the six months ended June 30, 2016. This change was driven by several factors including (1) higher activity in the Completion Services segment, (2) price inflation in our key input costs, including labor, sand and sand trucking, (3) increased maintenance costs associated with increased service intensity that stems from larger sand volumes and well configurations, such as zipper designs, (4) an increase in fleets working twenty-four hour operations and (5) rapid deployment and commissioning of our idle fleets. In the six months ended June 30, 2017, we incurred $10.0 million of fleet commissioning costs that were not capitalized (approximately $1.7 million per fleet). In the six months ended June 30, 2017, we also had one-time costs of $1.3 million related to bonuses paid out to key operational employees in connection with our IPO. In the six months ended June 30, 2016, we had one-time costs of $14.7 million consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Costs of services as a percentage of total revenue for the six months ended June 30, 2017 was 89%, which represented a decrease of 11% from the six months ended June 30, 2016. Excluding the fleet commissioning costs of $10.0 million and the one-time costs of $1.3 million in the six months ended June 30, 2017 and $14.7 million in the six months ended June 30, 2016 (described above), total costs of services was $491.2 million and $138.2 million in the first six months of 2017 and 2016, or 87% and 90% of revenue, respectively, a decrease as a percentage of revenue of 3%.
Costs of services, as a percentage of total revenue is presented below:

	Six Months Ended June 30,
Description	2017	2016	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	89%	98%	(9)%
Other Services	—%	148%	(148)%
Total cost of services as a percentage of total revenue	89%	100%	(11)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $357.8 million, or 247%, to $502.4 million in the six months ended June 30, 2017 from $144.6 million in the six months ended June 30, 2016. As a percentage of segment revenue, total cost of services was 89% and 98%, in the first six months of 2017 and 2016, respectively, a decrease as a percentage of revenue of 9%. The change in segment cost of services was driven by higher activity, price inflation in our key input costs, including sand and trucking, increased maintenance costs associated with increased service intensity and higher-pressure jobs, as well as rapid deployment and commissioning of our idle fleets. In the six months ended June 30, 2017, we incurred $10.0 million of fleet commissioning costs. In the six months ended June 30, 2017, we also had one-time costs of $1.3 million related to bonuses paid out to key operational employees in connection with our IPO. In the six months ended June 30, 2016, we had one-time costs of $14.7 million consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Excluding the fleet commissioning costs of $10.0 million and the one-time costs of $1.3 million in the six months ended June 30, 2017 and $14.7 million in the six months ended June 30, 2016, Completion Services segment costs of services was $491.2 million and $129.9 million in the first six months of 2017 and 2016, or 87% and 88% of segment revenue, respectively, a decrease as a percentage of revenue of 1%.
Other Services:     Other Services segment cost of services decreased by $8.3 million, or 100%, to nil in the six months ended June 30, 2017 from $8.3 million in the six months ended June 30, 2016. The decrease was attributable to the idling of our cementing and coiled tubing divisions in April 2016 and December 2016, respectively.
Depreciation and amortization.     Depreciation and amortization expense increased by $19.3 million, or 44%, to $63.1 million in the six months ended June 30, 2017 from $43.8 million in the six months ended June 30, 2016. This change was primarily attributable to depreciation of additional equipment purchased in 2017 to overhaul existing equipment.

Selling, general and administrative expense.     SG&A expense increased by $4.4 million, or 12%, to $39.9 million in the six months ended June 30, 2017 from $35.5 million in the six months ended June 30, 2016. This change in SG&A was primarily related to a $5.0 million contingency associated with two ligation matters (see Note (17) Commitments and Contingencies for further details), $4.1 million in non-cash amortization expense of equity awards issued under our Equity and Incentive Award Plan, $2.5 million in acquisition-related transaction costs and $3.6 million in increased bonus payouts in connection with our IPO, all together offset by decreased legal fees, which were significant in the six months ended June 30, 2016, in connection with our acquisition of the Acquired Trican Operations. SG&A as a percentage of total revenue was 7% in the six months ended June 30, 2017 compared with 23% in the six months ended June 30, 2016. Total management adjustments were $16.8 million in the six months ended June 30, 2017, primarily related to the organizational restructuring and bonuses to key personnel in connection with our IPO, various litigation contingencies, non-cash equity awards amortization expense and acquisition-related transaction costs. Management adjustments in the six months ended June 30, 2016 were $24.8 million, primarily related to the acquisition and integration of the Acquired Trican Operations and lease exit costs. Excluding these management adjustments, SG&A expense was $23.1 million and $10.7 million in the first six months of 2017 and 2016, respectively, which represents an increase of 116%.
 Other expense (income), net.     Other expense (income), net, in the six months ended June 30, 2017 increased by $2.7 million, or 268%, to income of $3.7 million from income of $1.0 million in the six months ended June 30, 2016. This change was primarily attributable to the gain on the indemnification settlement with Trican.
 Interest expense, net.     Interest expense, net of interest income, increased by $26.3 million, or 142%, to $44.7 million in the six months ended June 30, 2017 from $18.4 million in the six months ended June 30, 2016. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million, in connection with the refinancing of our asset-based revolving credit facility and early debt extinguishment of our 2016 Term Loan Facility and secured notes, offset by lower interest expense under our 2017 Term Loan Facility.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations for the six months ended June 30, 2017 was (1.42)%. The effective rate is primarily made up of a tax benefit derived from the current period operating loss offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite lived intangible assets.
Net income (loss).     Net loss was $84.2 million in the six months ended June 30, 2017, as compared with net loss of $96.9 million in the six months ended June 30, 2016. The decrease in net loss is due to the changes in revenue and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (17) (Commitments and Contingencies) to the unaudited condensed consolidated and combined financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.
As of June 30, 2017, we had $75.6 million of cash, $151.7 million of debt and $54.3 million of capital expenditures, compared to $48.9 million of cash, $277.8 million of debt and $229.1 million of capital expenditures at December 31, 2016.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net cash used in operating activities	$(38,087)	$(30,878)
Net cash used in investing activities	$(26,430)	$(207,202)
Net cash provided by financing activities	$91,069	$281,024

Significant sources and uses of cash during the six months ended June 30, 2017
Sources of cash:

•	Operating activities: Proceeds of $2.1 million from the indemnification settlement with Trican in June 2017. See Note (17) (Commitments and Contingencies).

•	Investing activities: Proceeds of $2.4 million from sale of our facility located in Woodward, OK. See Note (6) (Property and Equipment, net).

•
Financing activities: Net cash provided from IPO proceeds, after giving effect to the repayments of our 2016 Term Loan Facility and the secured notes and payments for the capitalized costs directly attributable to the completion of the IPO, was $92.2 million.

Uses of cash:

•
Operating activities: Net cash used by operating activities during the six months ended June 30, 2017 of $38.1 million was primarily driven by cash used for working capital, attributable to the increase in activity in our Completion Services segment.

•
Investing activities: Net cash used by investing activities during the six months ended June 30, 2017 of $26.4 million was primarily driven by cash used for capital expenditures of $27.9 million associated with recommissioning costs for idle fleets and maintenance capital spend on active fleets. This activity related to our Completion Services segment.

•	Financing activities: Cash used to service our debt facilities for the six months ended June 30, 2017 was $17.7 million.
Future sources and uses of cash
Capital expenditures for 2017 will continue to be primarily related to recommissioning costs of our remaining idle fleets, as we prepare for them to become active, and maintenance capital spending to support our existing active fleets. We currently estimate that our capital expenditures for 2017 will range from $90 million to $100 million.
On July 3, 2017, we secured $135 million in incremental term loans, which are subject to substantially the same terms as the outstanding initial term loans under the 2017 Term Loan Facility. We used the majority of the proceeds from the incremental term loans to fund our acquisition of 100% of the outstanding equity interests of RockPile. The remaining proceeds will be used for general corporate purposes.
Debt service projections for the second half of 2017 will be $16.6 million, as compared to $13.7 million in the first half of 2017. Our debt service will be funded by cash flows from operations.
Other factors affecting liquidity
Financial position in current market. As of June 30, 2017, we had $75.6 million of cash and a total of $122.5 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for the remainder of 2017 and the first half of 2018, including for capital expenditures, working capital investments and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.0 million of letters of credit were outstanding as of June 30, 2017.
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
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of June 30, 2017.

(Thousands of Dollars) Contractual obligations	Total	2017	2018-2020	2021-2023	2024+
Long-term debt, including current portion(1)	$149,625	$750	$4,500	$144,375	$—
Estimated interest payments(2)	65,589	6,896	38,912	19,780	—
Capital lease obligations(3)	7,330	1,486	5,831	13	—
Operating lease obligations(4)	28,560	4,597	20,011	3,952	—
Purchase commitments(5)	132,071	18,436	103,552	10,083	—
	$383,175	$32,165	$172,806	$178,204	$—

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our 2017 Term Loan Facility. In addition, these amounts exclude the principal related to the Incremental Term Loan Facility, which was entered into on July 3, 2017 and $9.4 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of June 30, 2017 and include interest related to the 2017 Term Loan Facility. In addition, these amounts exclude the principal related to the Incremental Term Loan Facility, which was entered into on July 3, 2017. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate ("LIBOR").

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
Upon consummation of the IPO and the related organizational transactions, the Company became subject to U.S. federal income taxes and, under the Equity and Incentive Award Plan, issued restricted stock awards and deferred stock awards. For further details on the impact these transactions had on our accounting policies and estimates, please refer to Note (2) (Summary of Significant Accounting Policies), Note (11) (Stock-Based Compensation) and Note (16) (Income Taxes) to our unaudited condensed consolidated and combined financial statements, included within "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note (20) (New Accounting Pronouncements) to our unaudited condensed consolidated and combined financial statements, included within "Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, for a discussion of recently adopted and issued accounting pronouncements.
NON-GAAP FINANCIAL MEASURES
From time-to-time in our financial reports, we will use certain non-GAAP financial measures to provide supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other generally accepted accounting principles (“GAAP”) measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitates review of our operating performance on a period-to-period basis. Other companies may have different capital structures and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted Gross Profit and Adjusted EBITDA provide helpful information to analysts and investors to facilitate a comparison of its operating performance to that of other companies.
Adjusted Gross Profit is defined as operating income (loss) before the cost of revenue portion of certain expenses, such as impairment, selling, general and administrative expenses, depreciation and amortization, further adjusted to eliminate the effects of items management does not consider in assessing ongoing performance. Adjusted EBITDA is defined as Adjusted Gross Profit further adjusted to eliminate the effects of items management does not consider in assessing ongoing performance.
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

We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the Securities and Exchange Commission (the "SEC"). We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Increased exposure to interest rate volatility could adversely impact our business and cash flows.
Borrowings under our 2017 Term Loan Facility bear interest at a rate equal to an applicable margin plus a variable rate (i.e., Base Rate or LIBOR).  As such, this floating rate debt exposes us to market risk for changes in interest rates.  This credit facility does not have an associated interest rate swap in place to mitigate potential exposure to interest rate volatility. If interest rates were to significantly increase, our earnings would be negatively impacted and cash flow could be adversely affected, which could impede our ability to achieve our planned growth, cash flow targets and operating results.
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
Item 4. Controls and Procedures
Under the supervision, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to "Item 1. Legal Proceedings" is included in Note (17) (Commitments and Contingencies) to the unaudited condensed consolidated and combined financial statements.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2017, there have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of the items listed below.
Our historical financial statements may not be indicative of future performance.
 In light of the Trican Transaction completed in March 2016, our operating results only reflect the impact of the acquisition for dates after the closing of the transaction, and, therefore, comparisons with prior periods are difficult. In addition, our operating results do not reflect the impact of our acquisition of RockPile completed in July 2017, and, therefore, comparisons with prior periods are difficult. As a result, our limited historical financial performance as the owner of the Acquired Trican Operations and RockPile may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability.
 Furthermore, as a result of the implementation of new business initiatives and strategies following the completion of the Trican and RockPile transactions, our historical results of operations are not necessarily indicative of our ongoing operations and the operating results to be expected in the future.
We may be required to make payments under our contingent value rights agreement with the RockPile Holders (as defined herein).
Subject to the terms and conditions of the Contingent Value Rights Agreement, dated as of July 3, 2017, by and among the Company, RockPile Energy Holdings, LLC and the other parties thereto (the “CVR Agreement”), which was entered into upon consummation of our acquisition of RockPile, the RockPile Energy Holdings, LLC and the Permitted Holders (as defined in the CVR Agreement and, together with RockPile Energy Holdings, LLC, the “RockPile Holders”) received one non-transferable contingent value right for each of the 8,684,210 shares of our common stock received by the RockPile Holders in the transaction (such shares, the “RockPile Acquisition Shares”). The contingent value rights collectively entitle the RockPile Holders to receive from the Company, in certain circumstances, an aggregate payment of up to $20.0 million. The aggregate payment is contingent upon the difference between $19.00 and the trading price of Keane’s common stock in a 30-trading day period prior to April 3, 2018, the nine-month maturity date of the contingent value rights, with such amount to be reduced, in certain circumstances, to the extent the RockPile Acquisition Shares are resold by the RockPile Holders prior to the maturity date. To the extent we are required to make a payment to the RockPile Holders under the CVR Agreement on April 10, 2018, the payment date of the contingent value rights, our liquidity may be adversely affected. For more information, please see the CVR Agreement, which was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On July 3, 2017, in connection with our acquisition of RockPile Energy Services, LLC, we issued 8,544,422 shares of common stock to WDE RockPile Aggregate, LLC, 104,187 shares of common stock to R. Curt Dacar and 35,601 shares of common stock to certain other indirect owners of RockPile Energy Services, LLC.
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
(b) Use of Proceeds
The issuances described above were made in connection with our acquisition of RockPile Energy Services, LLC. No proceeds were received in connection with the above transactions.
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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
4.1	Amended and Restated Stockholders’ Agreement, dated July 3, 2017, by and among the Company, Keane Investor Holdings LLC, RockPile Energy Holdings, LLC and WDE RockPile Aggregate, LLC		8-K	001-37988	10.3	07/03/2017
10.1	Form of RSU Award Agreement	*
10.2	Form of Non-Qualified Stock Option Award Agreement	*
10.3	Purchase Agreement, dated May 18, 2017, by and among the Company, Rockpile Energy Holdings, LLC, RockPile Management NewCo, LLC and Rockpile Energy Services, LLC, on behalf of itself and its subsidiaries		8-K	001-37988	10.1	05/19/2017
10.4	Commitment Letter, dated May 18, 2017, by and among Owl Rock Capital Corporation, Keane Group Holdings, LLC, Keane Frac, LP and KS Drilling, LLC		8-K	001-37988	10.2	05/19/2017
10.5	Amendment and Waiver, dated May 18, 2017, to the Asset-Based Revolving Credit Agreement, dated February 17, 2017, by and among Keane Group Holdings, LLC, as the lead borrower, the borrowers and guarantors party thereto, the arrangers party thereto, and Bank of America, N.A., as administrative and collateral agent		8-K	001-37988	10.3	05/19/2017
10.6	Contingent Value Rights Agreement, dated July 3, 2017, by and among the Company, RockPile Energy Holdings, LLC and the Permitted Holders		8-K	001-37988	10.1	07/03/2017
10.7	Form of Lockup Agreement		8-K	001-37988	10.2	07/03/2017

10.8
Incremental Facility Agreement and Amendment No. 1, dated as of July 3, 2017, by and among Keane Group Holdings, LLC (“KGH LLC”), Keane Frac, LP and KS Drilling, LLC, as borrowers, the Company, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC and Keane Frac GP, LLC, as guarantors, each of the incremental lenders party thereto, each of the existing lenders party thereto, and Owl Rock Capital Corporation (“Owl Rock”), as administrative agent and collateral agent, to the Term Loan Agreement, dated as of March 15, 2017, among the Company, as the parent guarantor, KGH LLC, as the lead borrower, the other borrowers and guarantors party thereto, the existing lenders, and Owl Rock, as administrative agent and collateral agent
			8-K	001-37988	10.4	07/03/2017
10.9	Employment Agreement, dated as of May 18, 2017, and effective as of July 3, 2017, by and between Keane Group, Inc. and R. Curt Dacar		8-K	001-37988	10.5	07/03/2017
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2017.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer