Form 10-Q
period 2017-09-30
Keane Group, Inc.
filed 2017-11-07
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2017, the registrant had 111,831,176 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Balance Sheets
(Amounts in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$71,729	$48,920
Trade and other accounts receivable, net	219,166	66,277
Inventories, net	39,381	15,891
Assets held for sale	9,148	—
Prepaid and other current assets	19,415	14,618
Total current assets	358,839	145,706
Property and equipment, net	440,602	294,209
Goodwill	144,875	50,478
Intangible assets	59,314	44,015
Other noncurrent assets	5,597	2,532
Total assets	$1,009,227	$536,940

Liabilities and Owners' Equity
Liabilities
Current liabilities:
Accounts payable	$110,299	$48,484
Accrued expenses	124,066	42,892
Current maturities of capital lease obligations	2,575	2,633
Current maturities of long-term debt	1,396	2,512
Stock based compensation - current	4,281	—
Deferred revenue	10,009	—
Other current liabilities	1,525	3,171
Total current liabilities	254,151	99,692
Capital lease obligations, less current maturities	5,063	5,442
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	274,172	267,238
Stock based compensation - noncurrent	4,281	—
Other noncurrent liabilities	6,607	2,316
Total noncurrent liabilities	290,123	274,996
Total liabilities	544,274	374,688

Owners’ equity
Members' equity	—	453,810
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 111,831 shares)	1,118	—
Paid-in capital in excess of par value	537,827	—
Retained deficit	(71,319)	(288,771)

Accumulated other comprehensive (loss)	(2,673)	(2,787)
Total owners’ equity	464,953	162,252
Total liabilities and owners’ equity	$1,009,227	$536,940
See accompanying condensed notes to condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$477,302	$116,753	$1,040,591	$269,537
Operating costs and expenses:
Cost of services (1)	391,089	120,480	893,465	273,364
Depreciation and amortization	46,204	28,114	109,316	71,943
Selling, general and administrative expenses	28,592	9,218	68,915	45,207
(Gain) loss on disposal of assets	302	176	(137)	(297)
Total operating costs and expenses	466,187	157,988	1,071,559	390,217
Operating income (loss)	11,115	(41,235)	(30,968)	(120,680)
Other income (expense):
Other income, net	942	(470)	4,647	536
Interest expense(2)	(7,195)	(9,962)	(51,905)	(28,407)
Total other expenses	(6,253)	(10,432)	(47,258)	(27,871)
Income (loss) before income taxes	4,862	(51,667)	(78,226)	(148,551)
Income tax expense	(797)	—	(1,862)	—
Net income (loss)	4,065	(51,667)	(80,088)	(148,551)
Net (loss) attributable to predecessor	—	(51,667)	(8,769)	(148,551)
Net income (loss) attributable to Keane Group, Inc.	4,065	—	(71,319)	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	64	(8)	108	57
Hedging activities	(178)	104	6	1,338
Total comprehensive income (loss)	$3,951	$(51,571)	$(79,974)	$(147,156)

Unaudited net income (loss) per share(2):
Basic net income (loss) per share	$0.04	$(0.59)	$(0.77)	$(1.70)
Diluted net income (loss) per share	$0.04	$(0.59)	$(0.77)	$(1.70)

Weighted-average shares outstanding: basic(3)	111,509	87,313	104,496	87,313
Weighted-average shares outstanding: diluted(3)	111,755	87,313	104,496	87,313

(1)
Cost of services during the three and nine months ended September 30, 2017 excludes depreciation of $43.8 million and $103.3 million, respectively. Cost of services during the three and nine months ended September 30, 2016 excludes depreciation of $26.2 million and $66.7 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization below.

(2)
Interest expense during the nine months ended September 30, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company (as defined herein) of its 2016 ABL Facility (as defined herein) and the Company's early debt extinguishment of its 2016 Term Loan Facility (as defined herein) and Senior Secured Notes (as defined herein).

(3)
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Changes in Owners' Equity
(Amounts in thousands)
(Unaudited)

	Members’ equity	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2016	$453,810	$—	$—	$(288,771)	$(2,787)	$162,252
Net loss prior to the Organizational Transactions	—	—	—	(8,769)	—	(8,769)
Effect of the Organizational Transactions	(453,810)	—	156,270	297,540	—	—
Issuance of common stock sold in initial public offering, net of offering costs and deferred stock awards for executives	—	1,031	245,902	—	—	246,933
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	7,334	—	—	7,334
Effect of RockPile acquisition	—	87	130,203	—	—	130,290
Other comprehensive income	—	—	—	—	114	114
Deferred tax adjustment	—	—	(1,882)	—	—	(1,882)
Net loss subsequent to Organizational Transactions	—	—	—	(71,319)	—	(71,319)
Balance as of September 30, 2017	$—	$1,118	$537,827	$(71,319)	$(2,673)	$464,953
See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(80,088)	$(148,551)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	109,316	71,943
Amortization of deferred financing fees	4,621	2,779
Loss on debt extinguishment, including prepayment premiums	31,084	—
Gain on disposal of assets	(137)	(297)
Unrealized loss on de-designation of a derivative	6	3,038
Accrued interest on loan—related party	—	471
Equity-based compensation	7,334	1,826
Other non-cash (expense)	(322)	—
Changes in operating assets and liabilities
Increase in accounts receivable	(94,237)	(2,412)
Decrease (increase) in inventories	(21,417)	10,911
Decrease (increase) in prepaid and other current assets	8,410	(3,003)
Decrease in other long-term assets	258	367
Increase in accounts payable	25,920	622
Increase in accrued expenses	5,537	9,690
Increase in other liabilities	8,329	2,251
Net cash used in operating activities	4,614	(50,365)
Cash flows from investing activities
Acquisition of business	(124,374)	(203,900)
Purchase of property and equipment	(84,348)	(15,604)
Advances of deposit on equipment	(3,667)	(95)
Implementation of ERP software	(660)	(309)
Proceeds from sale of assets	10,530	746
Payments for leasehold improvements	(157)	—
Payments received (advances) on note receivable	—	1
Net cash used in investing activities	(202,676)	(219,161)
Cash flows from financing activities:
Proceeds from issuance of common stock	255,494	—
Proceeds from the secured notes and term loan facility	285,000	100,000
Payments on the secured notes and term loan facility	(289,190)	(5,000)
Payments on capital leases	(2,059)	(2,049)
Prepayment premiums on early debt extinguishment	(15,817)	—
Payment of debt issuance costs	(12,739)	(14,646)
Contributions (distributions)	—	200,000

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Net cash provided by financing activities	220,689	278,305
Noncash effect of foreign translation adjustments	182	182
Net increase in cash, cash equivalents and restricted cash	22,809	8,961
Cash, cash equivalents and restricted cash, beginning	48,920	53,422
Cash, cash equivalents and restricted cash, ending	$71,729	$62,383

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$18,697	$16,434
Income taxes	—	—
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$17,151	$—
Non-cash forgiveness of related party loan	—	22,646
Non-cash issuance of acquisition shares	130,290	—
Non-cash issuance of Class A and C Units	—	42,669
Non-cash reduction in capital lease obligations	20	1,038
Non-cash additions to capital lease obligations	1,689	—

See accompanying condensed notes to unaudited condensed consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(1)    Basis of Presentation and Nature of Operations
Keane Group, Inc. (the “Company”, “KGI” or “Keane”) was formed on October 13, 2016 as a Delaware corporation to be a holding corporation for Keane Group Holdings, LLC and its subsidiaries (collectively referred to as “Keane Group”), for the purpose of facilitating the initial public offering (the “IPO”) of shares of common stock of the Company.
The accompanying unaudited condensed consolidated and combined financial statements were prepared using United States Generally Accepted Accounting Principles (“GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 21, 2017 (the “2016 Annual Report on Form 10-K”).
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
Management believes the unaudited condensed consolidated and combined financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal recurring nature. The results of the Company's operations for the three and nine months ended September 30, 2017 may not be indicative of results for the full year.
The unaudited condensed consolidated and combined financial statements include the accounts of Keane Group, Inc. and Keane Group, each together with their consolidated subsidiaries.
The unaudited condensed consolidated financial statements for the period from January 1, 2016 to March 15, 2016 reflect only the historical results of the Company prior to the completion of the Company's acquisition of the Acquired Trican Operations (as defined herein). The unaudited condensed consolidated and combined financial statements for the period from January 1, 2017 to July 2, 2017 reflect only the historical results of the Company prior to the completion of the Company's acquisition of RockPile.
Earnings per share and weighted-average shares outstanding for the three and nine months ended September 30, 2017 and 2016 have been presented giving pro forma effect to the Organizational Transactions (as defined herein) as if they had occurred on January 1, 2016. Financial results for the three and nine months ended September 30, 2016 are the financial results of Keane Group, Inc. and Keane Group Holdings, LLC, the Company's predecessor for accounting purposes, as there was no activity under Keane Group, Inc. in 2016.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(a) Initial Public Offering
On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters’ exercise of their overallotment option. The IPO proceeds to the Company, net of underwriters’ fees and capitalized cash payments of $4.8 million for professional services and other direct IPO related activities, was $255.5 million. The net proceeds were used to fully repay KGH Intermediate Holdco II, LLC (“Holdco II”)’s term loan balance of $99.0 million and the associated prepayment premium of $13.8 million, and to repay $50.0 million of its 12% secured notes due 2019 (“Senior Secured Notes”) and the associated prepayment premium of approximately $0.5 million. The remaining proceeds were used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
All underwriting discounts and commissions and other specific costs directly attributable to the IPO were deferred and netted against the gross proceeds of the offering through paid-in capital in excess of par value.
(b) Organizational Transactions
In connection with the IPO, the Company completed a series of organizational transactions (the “Organizational Transactions”), including the following:

•
Certain entities affiliated with Cerberus Capital Management, L.P., certain members of the Keane family, Trican Well Service Ltd. (“Trican”) and certain members of the Company's management team (collectively, the “Existing Owners”) contributed all of their direct and indirect equity interests in Keane Group to Keane Investor Holdings LLC (“Keane Investor”);

•	Keane Investor contributed all of its equity interests in Keane Group to the Company in exchange for common stock of the Company; and

•	The Company's independent directors received grants of restricted stock of the Company in substitution for their interests in Keane Group.
The Organizational Transactions represented a transaction between entities under common control and were accounted for similarly to pooling of interests in a business combination. The common stock of the Company issued to Keane Investor in exchange for its equity interests in Keane Group was recognized by the Company at the carrying value of the equity interests in Keane Group. In addition, the Company became the successor and Keane Group the predecessor for the purposes of financial reporting. The financial statements for the periods prior to the IPO and Organizational Transactions have been adjusted to combine and consolidate the previously separate entities for presentation purposes.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(2)    Summary of Significant Accounting Policies
(a) Restricted cash
Net cash received from qualifying asset sale proceeds and insurance recoveries, excluding asset sales related to certain permitted dispositions, of more than $10.0 million, under the New Term Loan Facility (as defined herein), and of more than $25.0 million, under the 2017 ABL Facility (as defined herein), is considered to be restricted. The Company may, at management’s discretion, reinvest any part of such proceeds in assets (other than current assets) useful for its business (in the case of the New Term Loan Facility) and for replacing or repairing the assets in respect of which such proceeds were received (in the case of the 2017 ABL Facility), in each case within 12 months from the receipt date of such proceeds. Otherwise, the proceeds are required to be applied as a prepayment of the New Term Loan Facility or the 2017 ABL Facility.
The Company did not have any qualifying asset sale proceeds that exceeded the dollar thresholds described above or insurance recoveries during the three months and nine months ended September 30, 2017. The Company did not have any restricted cash as of September 30, 2017 and December 31, 2016.
(b) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the unaudited condensed consolidated and combined financial statements for the three and nine months ended September 30, 2017.
See Note (17) (Income Taxes) for a detailed discussion of the Company's taxes and activities thereof during the three months and nine months ended September 30, 2017.
(c) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards, restricted stock units to be settled in common stock (“RSUs”) and non-qualified stock options (“stock options”) based on the fair value of the awards at the date of grant. The fair value of restricted stock awards and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company's common stock on the date of grant. The fair value of stock options is determined by applying the Black-Scholes model to the grant date market value of the underlying common shares of the Company. As a newly established public company, the Company's attrition rate for key management personnel is insignificant. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method better reflects actual stock-based compensation expense. Restricted stock awards and RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.

Compensation expense from time-based restricted stock awards, RSUs and stock options is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.

Deferred compensation expense associated with liability based awards, such as deferred stock awards that are expected to settle with the issuance of a variable number of shares based on a fixed monetary amount at inception, is recognized at the fixed monetary amount at inception and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Upon settlement, the holders receive an amount of common stock equal to the fixed monetary amount at inception, based on the closing price of the Company's stock on the date of settlement. For additional information, see Note (12) (Stock-Based Compensation).

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
(d) Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives to manage interest rate risk associated with its floating-rate borrowings. The Company recognizes all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income until the hedged item affects earnings.

The Company only enters into derivative contracts that it intends to designate as hedges for the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

(e) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company analyzes the need for an allowance for doubtful accounts for estimated losses related to potentially uncollectible accounts receivable on a case by case basis throughout the year. In establishing the required allowance, management considers historical losses, adjusted to take into account current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reserves amounts based on specific identification. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Trade accounts receivable were $216.6 million and $65.4 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of $0.5 million and nil, respectively.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(3) Acquisitions
(a) Trican
On March 16, 2016, the Company acquired the majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the “Acquired Trican Operations”), for total consideration of $248.1 million, comprised of $199.4 million in cash, $6.0 million in adjustments pursuant to terms of the acquisition agreement to Trican and $42.7 million in Class A and C Units in the Company (the “Trican Transaction”).
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

There was no adjustment to earnings during the three months ended September 30, 2017 for provisional amounts recognized as of the acquisition date. The remaining amount of working capital purchase adjustment of

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

$1.5 million, which was recorded as a payable on the date of acquisition, was reversed into income on the unaudited condensed consolidated and combined statements of operations as part of the gain on the Trican indemnification settlement. This did not result in any adjustment to the purchase accounting, as the settlement occurred after the twelve-month measurement period was completed. See Note (18) (Commitments and Contingencies) for further details.
The following unaudited pro forma information assumes the acquisition of the Acquired Trican Operations occurred on January 1, 2015. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after September 30, 2016, or any operating efficiencies or inefficiencies that resulted from the acquisition of the Acquired Trican Operations. The information is not necessarily indicative of the results that would have been achieved had the Company controlled the Acquired Trican Operations during the period presented. The pro forma information does not include any integration or transactions costs that the Company incurred related to the acquisition in the periods following the period presented.

(Thousands of Dollars)
Unaudited
Nine Months Ended September 30, 2016
Revenue	$313,003
Net Income	(179,449)
The Company’s unaudited condensed consolidated and combined statement of operations and comprehensive income (loss) include revenue (unaudited) of $110.1 million and gross loss (unaudited) of $2.1 million from the Acquired Trican Operations from the date of acquisition on March 16, 2016 to September 30, 2016.
(b) RockPile
On July 3, 2017 (the “RockPile Closing Date” or the “RockPile Acquisition Date”), the Company acquired 100% of the outstanding equity interests of RockPile Energy Services, LLC and its subsidiaries (“RockPile”) from RockPile Energy Holdings, LLC (the “Principal Seller”). RockPile was a multi-basin provider of integrated well completion services in the United States, whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. Through this acquisition, the Company deepened its existing presence in the Permian Basin and Bakken Formation and further solidified its position as one of the largest pure-play providers of integrated well completion services in the United States. This acquisition also enabled the Company to expand certain service offerings and capabilities within its Other Services segment.
The acquisition of RockPile was completed for cash consideration of $124.4 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock (the “Acquisition Shares”) and contingent value rights, as described below. The fair value of the Acquisition Shares, which is recorded in owners' equity in the unaudited condensed consolidated and combined balance sheet, was calculated using the closing price of the Company's common stock on July 3, 2017, of $16.29, discounted by 7.9% to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted.
Subject to the terms and conditions of the Contingent Value Rights Agreement (the “CVR Agreement”) by and among the Company, the Principal Seller and Permitted Holders (as defined in the CVR Agreement and, together with the Principal Seller, the “RockPile Holders”), the Company agreed to pay contingent consideration (the “Aggregate CVR Payment Amount”), which would equal the product of the Acquisition Shares held by RockPile on April 10, 2018 and the CVR Payment Amount, provided that the CVR Payment Amount does not exceed $2.30. The CVR Payment Amount is the difference between (a) $19.00 and (b) the arithmetic average of the dollar volume weighted average price of the Company’s common stock on each trading day for twenty (20) trading days randomly selected by the Company during the thirty (30) trading day period immediately preceding the last

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

business day prior to April 3, 2018 (the “Twenty-Day VWAP”). The Aggregate CVR Payment Amount shall be reduced on a dollar for dollar basis if the sum of the following exceeds $165.0 million:

•	(i) the aggregate gross proceeds received in connection with the resale of any Acquisition Shares, plus

•	(ii) the product of the number of Acquisition Shares held by the RockPile Holders on April 10, 2018 and the Twenty-Day VWAP, plus

•	(iii) the Aggregate CVR Payment Amount.
As of September 30, 2017, the Company has recognized a liability of $11.7 million for the Aggregate CVR Payment Amount, which is recorded in current liabilities in the unaudited condensed consolidated and combined balance sheet.
On August 31, 2017, the Company delivered to the Principal Seller a closing statement with its determination of the final closing cash purchase price. This determination included the Company's calculation of working capital deficit, as compared to the Principal Seller's estimated working capital deficit used in determining the cash consideration paid on the RockPile Closing Date. Resolution of the differences between the Company's calculation and the Principal Seller's calculation of the working capital deficit has been completed, with no adverse impact on the Company's financial position.
The Company accounted for the acquisition of RockPile using the acquisition method of accounting. Assets acquired, liabilities assumed and equity issued in connection with the acquisition were recorded based on their fair values. The purchase accounting is subject to the twelve-month measurement adjustment period to reflect any new information that may be obtained in the future about facts and circumstances that existed as of the RockPile Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of that date.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following tables summarize the fair value of the consideration transferred for the acquisition of RockPile and the preliminary allocation of the purchase price to the fair values of the assets acquired, liabilities assumed and equity consideration at the RockPile Acquisition Date:

Total Purchase Consideration:	Preliminary Purchase Price Allocation	Adjustments	Purchase Price Allocation as of September 30, 2017
(Thousands of Dollars)
Cash consideration	$123,293	$1,081	$124,374
Equity consideration	130,290	—	130,290
Contingent consideration	11,962	—	11,962
Less: Cash acquired	(20,379)	20,379	—
Total purchase consideration, less cash acquired	$245,166	$21,460	$266,626

Trade and other accounts receivable	$57,117	$1,546	$58,663
Inventories, net	2,853	137	2,990
Prepaid and other current assets	13,630	(423)	13,207
Property and equipment, net	157,654	8,688	166,342
Intangible assets	20,967	(1,267)	19,700
Notes receivable	250	(250)	—
Other noncurrent assets	363	(5)	358
Total identifiable assets acquired	252,834	8,426	261,260
Accounts payable	(38,999)	16,241	(22,758)
Accrued expenses	(22,161)	(18,372)	(40,533)
Deferred revenue	(23,053)	698	(22,355)
Other non-current liabilities	(827)	(2,412)	(3,239)
Total liabilities assumed	(85,040)	(3,845)	(88,885)
Goodwill	77,372	16,879	94,251
Total purchase price consideration	$245,166	$21,460	$266,626

Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill in this acquisition is primarily attributable to expected synergies and new customer relationships. All the goodwill recognized for the acquisition of RockPile is tax deductible with an amortization period of 15 years.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Intangible assets related to the acquisition of RockPile consisted of the following:

		(Thousands of Dollars)
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts
Customer contracts	15.3	$19,700
Total		$19,700

For the valuation of the customer relationship intangible asset within the Completions Services segment, management used the income based multi-period excess earning method, which utilized contributory asset charges. Under this method, the Company calculated cash flows derived from the customer relationships and then deducted portions of the cash flow that could be attributed to supporting assets that contribute to the generation of said cash flows. Estimated cash flows were discounted at the weighted average cost of capital, adjusted for an intangible asset risk component. This premium reflects increased risk related to the specific intangible asset as compared to the Company as a whole.
For the valuation of the customer relationship intangible asset within the Other Services segment, management used the income based “with and without” method, which is a specific application of the discounted cash flow method. Under this method, the Company calculated the present value of the after-tax cash flows expected to be generated by the business with and without the customer relationships. The forecasted cash flows in the “without” scenario included the cost of reestablishing customer relationships and were discounted at the Company’s weighted average cost of capital, adjusted for an intangible asset risk component.
The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the acquisition of RockPile. Deal costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate RockPile's operations with that of the Company, including retention bonuses and severance payments. Harmonization costs consist of expenses incurred in connection with aligning RockPile's accounting processes and procedures and integrating its enterprise resource planning system with those of the Company. The expenses for all these transactions were expensed as incurred.

	(Thousands of Dollars)
Transaction Type	Nine Months Ended September 30, 2017	Location
Deal costs	$513	Cost of services
Deal costs	6,129	Selling, general and administrative expenses
Integration	214	Cost of services
Integration	1,124	Selling, general and administrative expenses
Harmonization	656	Selling, general and administrative expenses
	$8,636

The following combined pro forma information assumes the acquisition of RockPile occurred on January 1, 2016. The pro forma information presented below is for illustrative purposes only and does not reflect future events that may occur after July 2, 2017 or any operating efficiencies or inefficiencies that may result from the acquisition of RockPile. The information is not necessarily indicative of results that would have been achieved had the Company controlled RockPile during the periods presented or the results that the Company will experience going forward. Pro forma net loss for the nine months ended September 30, 2016 includes $0.8 million of non-recurring

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

transaction expenses from the acquisition incurred after the closing and $1.6 million of compensation costs associated with the executives of RockPile whom the Company retained. In addition, the Company incurred $2.2 million of transaction costs that were not reflected in this pro forma financial information, since they were incurred prior to the closing. The pro forma information does not include any remaining future integration costs or transaction costs that the Company may incur related to the acquisition.

	(Thousands of Dollars)
	Unaudited
	Nine Months Ended September 30,
	2017	2016
Revenue	$1,230,789	$350,844
Net income (loss)	(94,519)	(153,964)

Net loss per share (basic and diluted)	(0.85)	(1.76)
Weighted-average shares outstanding
Basic	111,697	87,313
Diluted	111,697	87,313

The Company’s unaudited condensed consolidated and combined statement of operations and comprehensive income (loss) includes revenue (unaudited) of $111.2 million and gross (loss) (unaudited) of $23.9 million, from the RockPile operations, from the date of acquisition on July 3, 2017 to September 30, 2017.
(4)    Intangible Assets
The intangible assets balance in the Company’s unaudited condensed consolidated and combined balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	September 30, 2017
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	11.1	$72,100	$(24,729)	$47,371
Non-compete agreements	8.3	750	(342)	408
Trade name	0.2 - Indefinite life	11,090	(853)	10,237
Technology	2.0	2,996	(1,698)	1,298
Total		$86,936	$(27,622)	$59,314

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	December 31, 2016
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.8	$52,400	$(20,336)	$32,064
Non-compete agreements	8.7	750	(288)	462
Trade name	0.9 - Indefinite life	11,090	(686)	10,404
Technology	2.3	2,324	(1,239)	1,085
Total		$66,564	$(22,549)	$44,015

Amortization expense related to the intangible assets for the three months ended September 30, 2017 and 2016 was $2.0 million and $1.6 million, respectively. Amortization expense related to the intangible assets for the nine months ended September 30, 2017 and 2016 was $5.1 million and $4.1 million, respectively.
(5)    Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2016	$50,478
Acquisitions	94,397
Goodwill as of September 30, 2017	$144,875
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 consisted of $0.1 million of purchase price adjustments related to the acquisition of the Acquired Trican Operation and $94.3 million recognized in connection with the acquisition of RockPile. These additions to goodwill were allocated to the Completion Services segment. For additional information, see Note (3) (Acquisitions). There were no triggering events identified and no impairment recorded since inception and for the nine months ended September 30, 2017.
(6)    Inventories, net
Inventories, net, consisted of the following at September 30, 2017 and December 31, 2016:

	(Thousands of Dollars)
	September 30, 2017	December 31, 2016
Sand, including freight	$15,162	$6,520
Chemicals and consumables	7,052	4,774
Materials and supplies	17,167	4,597
Total inventory, net	$39,381	$15,891
Inventories are reported net of obsolescence reserves of $0.3 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively. The Company recognized $0.1 million and $0.2 million of obsolescence expense during the three and nine months ended September 30, 2017. The Company recognized $0.03 million and $0.07 million of obsolescence expense during the three and nine months ended September 30, 2016.
(7)    Property and Equipment, net
Property and Equipment, net consisted of the following at September 30, 2017 and December 31, 2016:

	(Thousands of Dollars)
	September 30, 2017	December 31, 2016
Land	$5,186	$5,166
Building and leasehold improvements	30,258	30,750
Office furniture, fixtures and equipment	6,240	4,780
Machinery and equipment	757,535	514,017
	799,219	554,713
Less accumulated depreciation	(363,426)	(261,292)
Construction in progress	4,809	788
Total property and equipment, net	$440,602	$294,209

The machinery and equipment balance as of September 30, 2017 and December 31, 2016 included $10.1 million of hydraulic fracturing equipment under capital lease. The machinery and equipment balance as of September 30, 2017 and December 31, 2016 also included approximately $4.0 million and $2.4 million, respectively, of vehicles under capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $7.6 million and $5.7 million as of September 30, 2017 and December 31, 2016, respectively. Accumulated depreciation for the vehicles under capital leases was $1.2 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively.
All (gains) and losses are presented within (gain) loss on disposal of assets in the unaudited condensed consolidated and combined statements of operations. The following summarizes the proceeds received and (gains) losses recognized on the disposal of certain assets during the three and nine months ended September 30, 2017 and 2016:
During the three months ended September 30, 2017, the Company divested the following assets:

•
Idle facility in Searcy, Arkansas, acquired in the acquisition of the Acquired Trican Operations, divested for net proceeds of $0.5 million and a net loss of $0.6 million, within the Corporate segment,

•	Air compressor units, divested for net proceeds of $0.9 million and a net gain of $0.9 million, within the Other Services segment,

•	six workover rigs acquired in the acquisition of RockPile, within the Other Services segment, divested for net proceeds of $6.8 million with no (gain) or loss, and

•	Hydraulic fracturing operating equipment, divested for a net loss of $0.6 million, within the Completions segment.
During the nine months ended September 30, 2017, the Company also divested its idle facility in Woodward, Oklahoma, acquired in the acquisition of the Acquired Trican Operations, for net proceeds of $2.4 million and a net gain of $0.5 million, within the Completions Services segment.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

During the three and nine months ended September 30, 2016, the Company divested certain assets with a net loss of $0.2 million and a net gain of $0.3 million, respectively.
As of September 30, 2017, the remaining six workover rigs and ancillary equipment, acquired in the acquisition of RockPile, were classified as held for sale, with an acquisition-date fair value of $9.1 million within the Other Services segment. The Company ceased depreciation of these assets. These assets were sold in November 2017. We anticipate an adjustment to our purchase accounting for the assets acquired as of July 3, 2017, resulting in no gain recognized for the sale during the fourth quarter of 2017.
(8)    Long-Term Debt
Long-term debt at September 30, 2017 and December 31, 2016 consisted of the following:

	(Thousands of Dollars)
	September 30, 2017	December 31, 2016
New Term Loan Facility	$283,913	$—
Senior Secured Notes	—	190,000
2016 Term Loan Facility	—	98,103
Capital leases	7,670	8,075
Less: Unamortized debt discount and debt issuance costs	(8,377)	(18,353)
Total debt, net of unamortized debt discount and debt issuance costs	283,206	277,825
Less: Current portion	(3,971)	(5,145)
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$279,235	$272,680
2016 ABL Facility
On March 16, 2016, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac, LP, KS Drilling, LLC, Keane Frac ND, LLC, Keane Frac TX, LLC and Keane Frac GP, LLC entered into an amendment which modified their existing revolving credit and security agreement (as amended, the “2016 ABL Facility”) with certain financial institutions (collectively, the “2016 ABL Lenders”) and PNC Bank, National Association (“PNC Bank”), as agent for the 2016 ABL Lenders.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

2017 ABL Facility
On February 17, 2017, Keane Group Holdings, LLC, Keane Frac, LP and KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes an ABL Borrower under the 2017 ABL Facility in accordance with the terms thereof, collectively, the “ABL Borrowers”) and the ABL Guarantors (as defined below) entered into an asset-based revolving credit agreement (the “2017 ABL Facility”) with each lender from time to time party thereto (the “2017 ABL Lenders”) and Bank of America, N.A. as administrative agent and collateral agent. The 2017 ABL Facility replaced the 2016 ABL Facility, which agreement was terminated in connection with the effectiveness of the 2017 ABL Facility. No early termination fees were incurred by the Company in connection with such termination.
The 2017 ABL Facility provides for a $150.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a Borrowing Base (as defined below). In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an increase in commitments of up to $75.0 million. Loans arising under the initial commitments of the 2017 ABL Facility, unless extended, mature on February 17, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Amounts outstanding under the 2017 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings, LLC’s option, (a) the base rate, plus an applicable margin equal to (x) if total net leverage is greater than 4.0:1.0, 3.50%, (y) if the total net leverage ratio is less than or equal to 4.0:1.0 but greater than 3.5:1.0, 3.25% or (z) if the total net leverage ratio is less than or equal to 3.5:1.0, 3.00%, or (b) the adjusted London Interbank Offered Rate (“LIBOR”) for such interest period, plus an applicable margin equal to (x) if total net leverage is greater than 4.0:1.0, 4.50%, (y) if the total net leverage ratio less than or equal to 4.0:1.0 but greater than 3.5:1.0, 4.25% or (z) if the total net leverage ratio is less than or equal to 3.5:1.0, 4.00%. The margin is set at the highest level until the first day following the second full fiscal quarter ending after February 17, 2017, and the total net leverage ratio is determined on the last day of the most recent fiscal quarter then ended. Following an event of default, the 2017 ABL Facility bears interest at the rate otherwise applicable to such loans at such time plus an additional 2.00% per annum during the continuance of such event of default, and the letter of credit fees increase by 2.00%.
The amount of loans and letters of credit available under the 2017 ABL Facility is limited to, at any time of calculation, a borrowing base (the “Borrowing Base”) in an amount equal to (a) 85% multiplied by the amount of eligible billed accounts; plus (b) 75% multiplied by the amount of eligible unbilled accounts; provided, that the amount attributable to clause (b) may not exceed 20% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (c)); plus (c) the lesser of (i) 70% of the cost and (ii) 85% of the appraised value of eligible inventory and eligible frac iron; provided, that the amount attributable to clause (c) may not exceed 15% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (b)); minus (d) the then applicable amount of all reserves.
Subject to certain exceptions, as set forth in the definitive documentation for the 2017 ABL Facility, the obligations under the 2017 ABL Facility are (a) secured by a first-priority security interest in and lien on substantially all of the accounts receivable; inventory; chattel paper, instruments and documents related to accounts receivable, inventory and equipment securing the 2017 ABL Facility; lender-provided hedges; cash; deposit accounts and cash and cash equivalents credited thereto; payment intangibles, general intangibles, commercial tort claims and books and records related to any of the foregoing; rights to business interruption insurance; and supporting obligations of the Company and its subsidiaries that are ABL Borrowers or ABL Guarantors under the 2017 ABL Facility (collectively, the “ABL Facility Priority Collateral”) and (b) subject to certain exceptions, secured on a second-priority security interest in and lien on substantially all of the assets of KGI and the ABL Guarantors to the extent not constituting ABL Facility Priority Collateral.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Subject to certain exceptions as set forth in the definitive documentation for the 2017 ABL Facility, the amounts outstanding under the 2017 ABL Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac GP, LLC, each ABL Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that will be required to execute and deliver a facility guaranty after February 17, 2017 (collectively, the “ABL Guarantors”).
The 2017 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2017 ABL Facility), including a financial covenant, which provides that (a) if any event of default is occurring and continuing, (b) if no loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, liquidity is less than the greater of (i) 15% of the lesser of (x) the commitments of the 2017 ABL Lenders, which as of September 30, 2017 was $150.0 million, and (y) the Borrowing Base, at any time of determination (the “Loan Cap”) and (ii) $17.5 million at any time or (c) if any loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, excess availability is less than the greater of (i) 15% of the Loan Cap and (ii) $17.5 million at any time, then the consolidated fixed charge coverage ratio, as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, may not be lower than 1.0:1.0. This financial covenant will remain in effect until the thirtieth consecutive day that all such triggers no longer exist.
In connection with the initial borrowings under the 2017 ABL Facility, the Company incurred $3.8 million of debt issuance costs during the nine months ended September 30, 2017. See “Deferred Financing Costs” below for discussion of unamortized debt issuance costs as of September 30, 2017.
There were no amounts outstanding under the 2017 ABL Facility as of September 30, 2017. The Company's availability under the 2017 ABL Facility was $146.1 million as of September 30, 2017.
2016 Term Loan Facility
On March 16, 2016, KGH Intermediate Holdco I, LLC, Holdco II and Keane Frac, LP, entered into a credit agreement (as amended, the “2016 Term Loan Facility”) with certain financial institutions (collectively, the “2016 Term Lenders”) and CLMG Corp., as administrative agent for the 2016 Term Lenders. The 2016 Term Loan Facility provided for a $100.0 million term loan. The 2016 Term Loan Facility was prepaid in full on January 25, 2017, in connection with the IPO. The Company paid a prepayment premium of $13.8 million.
The Company accounted for this transaction as an early debt extinguishment and expensed $7.7 million in deferred financing costs associated with the 2016 Term Loan Facility.
New Term Loan Facility
On March 15, 2017, Keane Group Holdings, LLC, Keane Frac, LP and KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes a 2017 Term Loan Borrower under the 2017 Term Loan Facility in accordance with the terms thereof, collectively, the “2017 Term Loan Borrowers”) and the 2017 Term Loan Guarantors (as defined below) entered into a term loan agreement (the “2017 Term Loan Facility”) with each lender from time to time party thereto and Owl Rock Capital Corporation (“Owl Rock”), as administrative agent and collateral agent.
On July 3, 2017, the 2017 Term Loan Borrowers and the 2017 Term Loan Guarantors entered into an incremental term loan facility (the “2017 Incremental Term Loan Facility” and, together with the 2017 Term Loan Facility, collectively, the “New Term Loan Facility”) with each of the incremental lenders party thereto, each of the existing lenders party thereto and Owl Rock, as administrative agent and collateral agent.
The 2017 Term Loan Facility provides for a $150.0 million initial term loan, and the 2017 Incremental Term Loan Facility provides for a $135.0 million term loan (together with the initial term loan, collectively, the

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

“Term Loans”). In addition, subject to certain customary conditions, as of July 3, 2017, the New Term Loan Facility allows for additional incremental term loans in an amount equal to the sum of (a) $50.0 million (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) an unlimited amount, subject to, in the case of subclause (b), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00.
The Term Loans bear interest at a rate per annum equal to, at Keane Group Holdings, LLC's option, (a) the base rate plus 6.25%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 7.25%. Following an event of default, the Term Loans bear interest at the rate otherwise applicable to such Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default. The Term Loans mature on August 18, 2022 or, if earlier, the stated maturity date of any other term loans or term commitments. Subject to certain exceptions as set forth in the definitive documentation for the New Term Loan Facility, the Term Loans are secured by (a) a first-priority security interest in and lien on substantially all of the assets of the 2017 Term Loan Borrowers and the 2017 Term Loan Guarantors to the extent not constituting ABL Facility Priority Collateral and (b) a second-priority security interest in and lien on the ABL Facility Priority Collateral.
Subject to certain exceptions as set forth in the definitive documentation for the New Term Loan Facility, the amounts outstanding under the New Term Loan Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, Holdco II, Keane Frac GP, LLC, each 2017 Term Loan Borrower (other than with respect to its own obligations) and each subsidiary of Keane Group, Inc. that will be required to execute and deliver a facility guaranty after March 15, 2017 (collectively, the “2017 Term Loan Guarantors”).
The New Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the New Term Loan Facility), including a financial covenant, which provides that, as of the last day of any month, the sum of (a) unrestricted cash and cash equivalents of the 2017 Term Loan Borrowers and 2017 Term Loan Guarantors that are deposited in blocked accounts (to the extent required to be subject to blocked account agreements under the New Term Loan Facility) and (b) the aggregate principal amount that is available for borrowing under the 2017 ABL Facility, may not be less than $35.0 million. The Company was in compliance with all covenants under the New Term Loan Facility as of September 30, 2017.
In connection with the initial borrowings under the 2017 Term Loan Facility, the Company incurred $5.0 million of debt issuance costs during the quarter ended March 31, 2017. In connection with the borrowings under the 2017 Incremental Term Loan Facility, the Company incurred $3.9 million of debt issuance costs during the nine months ended September 31, 2017. The Company recorded both Term Loans on the balance sheet at their outstanding principal amounts, net of the unamortized debt issuance costs. See “Deferred Financing Costs” below for discussion of unamortized debt issuance costs as of September 30, 2017.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Maturities of the Term Loans for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2017	$713
2018	2,850
2019	2,850
2020	2,850
2021	2,850
$12,113

Senior Secured Notes
The Company retired its existing note purchase agreement (the “NPA”) with certain financial institutions (collectively, the “Purchasers”) and U.S. Bank National Association, as agent for the Purchasers, in connection with the IPO and execution of the 2017 Term Loan Facility. In connection with the IPO, $50.0 million of the NPA was repaid on January 25, 2017. The remaining outstanding balance of $138.7 million was repaid in full on March 15, 2017, upon execution of the 2017 Term Loan Facility. The Company paid a prepayment premium of $1.9 million related to both repayments.
The Company accounted for this transaction as an early debt extinguishment and expensed $7.3 million in deferred financing costs associated with the NPA.
Deferred Financing Costs
Costs incurred to obtain financing are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss). Amortization expense related to the capitalized deferred financing costs for the quarters ended September 30, 2017 and 2016 was $0.6 million and $1.3 million, respectively. Amortization expense related to the capitalized deferred financing costs for the nine months ended September 30, 2017 and 2016 was $4.6 million and $2.8 million, respectively.
Unamortized deferred financing costs associated with the 2016 ABL Facility and the 2017 ABL Facility were $4.4 million and $1.5 million as of September 30, 2017 and December 31, 2016, respectively, and are recorded in other noncurrent assets on the condensed consolidated and combined balance sheets.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(9)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the three months ended September 30, 2017, sales to Completion Services customers represented 98% of the Company’s consolidated revenue and gross profit. During the three months ended September 30, 2016, sales to Completion Services customers represented 99% and 53% of the Company’s consolidated revenue and gross profit, respectively.
The Company depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, which in turn, is affected by current and expected levels of oil and natural gas prices. Oil and natural gas prices began to decline drastically beginning late in the second half of 2014 and remained low through early 2016. This decline, sustained by global oversupply of oil and natural gas, drove the industry into a downturn. Recent events, including agreements by the Organization of the Petroleum Exporting Countries members to reduce oil production quotas, have provided upward momentum for energy prices. With the rebound in commodity prices from their lows in early 2016, drilling and completion activity has continued to increase in 2017, with U.S. active rig count in September 2017 more than doubling the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near and immediate term, and market volatility has continued to persist. Despite this market volatility, the Company continues to experience increased demand for its services and believes it is in a more stable demand environment than existed during the above-mentioned market decline. Through its quarterly impairment analysis, the Company determined that there were no triggering events during the three months ended September 30, 2017 that would indicate the carrying values of its goodwill, indefinite-lived assets and long-lived assets were not recoverable based on the Company’s consideration of relevant qualitative factors.
For the three and nine months ended September 30, 2017, revenue from the Company's top customer represented 11% and 10% of the Company's consolidated revenue, respectively. For the three months ended September 30, 2016, revenue from the Company's top three customers individually represented 18%, 18%, and 11% of the Company’s consolidated revenue. For the nine months ended September 30, 2016, revenue from the Company's top three customers individually represented 19%, 15%, and 15% of the Company's consolidated revenue. Revenue is earned from each of these customers within the Completion Services segment.
For the three and nine months ended September 30, 2017, purchases from two suppliers represented approximately 5% to 10% of the Company’s overall purchases. For the three and nine months ended September 30, 2016, purchases from five suppliers and four suppliers, respectively, represented approximately 5% to 10% of the Company’s overall purchases. The costs for each of these suppliers were incurred within the Completion Services segment.
(10) Derivatives
Holdco II uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
In September 2017, Holdco II amended an existing interest rate swap and entered into a new forward starting interest rate swap to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the New Term Loan Facility.
The amended swap, which is effective through September 30, 2019, is designated as a cash flow hedge. Under the terms of the interest rate swap, Holdco II receives 3-month LIBOR based variable interest rate payments, subject to a 1% floor, and makes payments based on a fixed rate of 2.055%; thereby hedging the variability of cash flows associated with changes in the benchmark LIBOR interest rate above 1.0%. As of September 30, 2017, the notional amount of the interest rate swap was $137.8 million, decreasing quarterly by $0.9 million.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

In conjunction with the amendment of the existing interest rate swap, Holdco II executed a new forward starting interest rate swap effective September 30, 2019 through August 18, 2022, which was designated as a cash flow hedge. Under the terms of the interest rate swap, Holdco II receives 3-month LIBOR based variable interest rate payments, subject to a 1% floor, and makes payments based on a fixed rate of 2.345%; thereby hedging the variability of cash flows associated with changes in the benchmark LIBOR interest rate above 1.0%. The notional amount for the first quarterly reset period effective September 30, 2019 is $130.3 million, decreasing quarterly by $0.9 million.
Additionally, on September 28, 2017, the Company terminated two interest rate swaps that were not designated as hedges for a cash payment of $0.8 million.
The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of September 30, 2017:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	(703)	—	(703)	—	(703)
Other noncurrent liability	(435)	—	(435)	—	(435)
As of December 31, 2016:
Other current asset	$—	$342	$342	$(342)	$—
Other noncurrent asset	129	—	129	(129)	—
Other current liability	(313)	(959)	(1,272)	342	(930)
Other noncurrent liability	—	(1,473)	(1,473)	129	(1,344)

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	Location
Amount of gain (loss) recognized in accumulated other comprehensive income (“AOCI”) on derivative	$(178)	$10	$(167)	$(2,221)	AOCI
Amount of loss reclassified from AOCI into income	—	(94)	(73)	(511)	Interest Expense
Amount of loss reclassified from AOCI into income as a result of originally forecasted transaction becoming probable of not occurring	—	—	(100)	(3,038)	Interest Expense

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The loss recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss).
There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at September 30, 2017, less than $0.1 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Three Months Ended September 30,		Nine Months Ended September 30,
Description	Location	2017	2016	2017	2016
Gains (loss) on interest contracts	Interest expense	$(29)	$(9)	$(367)	$246
See Note (11) (Fair Value Measurements and Financial Information) for further information related to the Company’s derivative instruments.
(11) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of September 30, 2017, the carrying values of the Company's financial instruments, included in its condensed consolidated and combined balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
At September 30, 2017 and December 31, 2016, the two financial instruments measured by the Company at fair value on a recurring basis are its interest rate derivatives and the Aggregate CVR Payment Amount related to the Acquisition of RockPile. At September 30, 2017 and December 31, 2016, the Company recognized a liability for its interest rate derivatives of $1.1 million and $2.3 million, respectively, using Level 2 inputs. At September 30, 2017, the Company recognized a liability for the Aggregate CVR Payment Amount of $11.7 million using Level 2 inputs. The Aggregate CVR Payment Amount was not outstanding at December 31, 2016.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $71.7 million and $48.9 million as of September 30, 2017 and December 31, 2016, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 days or less. As of September 30, 2017, trade receivables from the Company's top customer represented 17% of total accounts

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

receivable. As of December 31, 2016, trade receivables from the top four customers individually represented 15%, 14%, 13% and 12% of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has not had to write-off any bad debts for its customers as of September 30, 2017 and has a process in place to collect all receivables within 30 to 60 days of aging.
(12) Stock-Based Compensation
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
As of September 30, 2017, the Company has four types of equity-based compensation under the Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors, (iii) restricted stock units issued to executive officers and key management employees, and (iv) non-qualified stock options issued to executive officers. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Equity and Incentive Award Plan.
The following table summarizes equity-based compensation costs for the three and nine months ended September 30, 2017 and 2016 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Class B Interests	$—	$73	$—	$1,826
Deferred stock awards	1,070	—	3,211	—
Restricted stock awards	94	—	245	—
Restricted stock units	1,643	—	3,217	—
Non-qualified stock options	322	—	661	—
Equity-based compensation cost	$3,129	$73	$7,334	$1,826

(a) 2016 Class B Interests - Management Incentive Plan
As described in Note (1) (Basis of Presentation and Nature of Operations), in order to effectuate the IPO, the Company completed the Organizational Transactions, which resulted in the Existing Owners contributing all of their direct and indirect equity interests in Keane Group to Keane Investor.
During the three months ended September 30, 2017 and 2016, the Company recognized nil and $0.1 million, respectively, of non-cash compensation expense into income related to the Company’s Management Incentive Plan. During the nine months ended September 30, 2017 and 2016, the Company recognized nil and $1.8 million, respectively, of non-cash compensation expense related to the Company's Management Incentive Plan. As

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

all vested and unvested membership units were contributed to Keane Investor, which is not a subsidiary of the Company, on January 20, 2017, the Company will not recognize any additional non-cash compensation expense associated with unvested membership units in the future.
(b) Deferred stock awards
Upon consummation of the IPO, the executive officers of the Company identified in the table below, became eligible for retention payments, the first on January 1, 2018 and the second on January 1, 2019, in the bonus amounts set forth in the table below. On March 16, 2017, the compensation committee (the "Compensation Committee") of the board of directors of the Company (the "Board of Directors") approved, and each executive officer agreed, that in lieu of the executive officer's cash retention payments, the executive officer was granted a deferred stock award under the Equity and Incentive Award Plan. Each executive officer’s deferred stock award provides that, subject to the executive officer remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his employment agreement with the Company, the executive officer will be entitled to receive payment of a stock bonus equal to the variable number of shares of the Company's common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

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
The first stock bonuses will vest on January 1, 2018 to be paid on February 15, 2018, and the second stock bonus will vest on January 1, 2019 to be paid on February 15, 2019. For the three and nine months ended September 30, 2017, the Company recognized $1.1 million and $3.2 million, respectively, of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss). As of September 30, 2017, total unamortized compensation cost related to unvested deferred stock awards was $5.4 million, which the Company expects to recognize over the remaining weighted-average period of 1.25 years.
(c) Restricted stock awards
On January 20, 2017, upon consummation of the IPO, the Class B units issued to the independent members of the Board of Directors under the Company’s Management Incentive Plan were converted into 114,580 restricted shares of the Company's common stock. These restricted stock awards vest with respect to 33.33% of the shares on October 1, 2017, and with respect to an additional 33.33% of the shares on the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date. Restricted stock awards are not considered issued and outstanding for purposes of earnings per share calculations until vested.
This exchange of Class B units for restricted stock was treated as a modification of awards classified as equity under ASC 718, “Compensation - Stock Compensation,” as the Company viewed the transaction as an exchange of the original award for a new award. To measure the compensation cost associated with the modification of the equity-classified awards, the Company calculated the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

incremental fair value immediately following the modification was $0.3 million, which will be expensed as non-cash stock compensation expense into income over the vesting period. For the three and nine months ended September 30, 2017, the Company recognized $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss). As of September 30, 2017, total unamortized compensation cost related to unvested restricted stock awards was $0.8 million, which the Company expects to recognize over the remaining weighted-average period of 2.18 years.
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
Rollforward of restricted stock awards as of September 30, 2017 is as follows:

	Number of Restricted Stock Awards	Weighted average grant date fair value
Total non-vested at January 20, 2017	114,580	$22.00
Shares issued	18,947	14.49
Shares vested	—	—
Shares forfeited	—	—
Non-vested balance at September 30, 2017	133,527	$20.93

(d) Restricted stock units
During the nine months ended September 30, 2017, executive officers and key management personnel received, in total, 1,225,412 RSUs under the Equity and Incentive Award Plan. 1,104,208 of these RSU awards vest with respect to 33.33% on January 20, 2018 and 121,204 of these RSU awards vest with respect to 33.33% on the first anniversary of the date of grant. The remaining RSU awards vest with respect to an additional 33.33% on the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date. RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.
The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2017, the Company recognized $1.6 million and $3.2 million, respectively, of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss). As of September 30, 2017, total unamortized compensation cost related to unvested restricted stock units was $13.2 million, which the Company expects to recognize over the remaining weighted-average period of 2.34 years.
On April 3, 2017, an executive officer of the Company awarded 23,263 RSUs to an officer of the Company pursuant to an authority delegated by the Compensation Committee. It was subsequently determined that such grant required approval from the Compensation Committee, and on September 13, 2017, the Compensation Committee ratified the action.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Rollforward of restricted stock units as of September 30, 2017 is as follows:

	Number of Restricted Stock Units	Weighted average grant date fair value
Total non-vested at December 31, 2016	—	$—
Units issued	1,225,412	14.65
Units vested	—	—
Actual units forfeited	(98,646)	15.13
Non-vested balance at September 30, 2017	1,126,766	$14.61

(e) Non-qualified stock options
On April 3, 2017, certain executive officers received, in total, 605,766 of non-qualified stock options under the Equity and Incentive Award Plan. These stock options vest with respect to 33.33% of the stock options on January 20, 2018 and with respect to an additional 33.33% of the stock options on the next two anniversaries. Additional non-qualified stock options were granted on July 3, 2017 and subsequently forfeited in September 2017. As the stock options vest, the award recipients can thereafter exercise their stock options up to the expiration date of the options, which is the date of the six year anniversary of the grant date.

The Company recognized these stock options at fair value determined by applying the Black-Scholes model to the grant date market value of the underlying common shares of the Company. The compensation expense associated with these stock options will be amortized into income on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2017, the Company recognized $0.3 million and $0.7 million, respectively, of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss). As of September 30, 2017, total unamortized compensation cost related to unvested stock options was $3.0 million, which the Company expects to recognize over the remaining weighted-average period of 2.3 years.
Rollforward of stock options as of September 30, 2017 is as follows:

	Number of Stock Options	Weighted average grant date fair value
Total outstanding at December 31, 2016	—	$—
Options granted	640,854	6.16
Options exercised	—	—
Actual options forfeited	(50,877)	6.16
Options expired	—	—
Total outstanding at September 30, 2017	589,977	$6.16

There were no stock options exercisable or vested at September 30, 2017.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

Weighted Average as of September 30, 2017
Valuation assumptions:
Expected dividend yield	0%
Expected equity volatility	51.5%
Expected term (years)	6
Risk-free interest rate	1.6%
Exercise price per stock option	$19.00
Market price per share	$14.49
Weighted average fair value per stock option	$6.16

(13) Owners’ Equity
(a) Certificate of Incorporation
The Company was formed as a Delaware corporation on October 13, 2016. The Company's certificate of incorporation provides for (i) the authorization of 500,000,000 shares of common stock with a par value of $0.01 per share and (ii) the authorization of 50,000,000 shares of undesignated preferred stock with a par value of $0.01 per share that may be issued from time to time by the Board of Directors in one or more series.
Each holder of the Company's common stock is entitled to one vote per share and is entitled to receive dividends and any distributions upon the liquidation, dissolution or winding-up of the Company. The Company's common stock has no preemptive rights, no cumulative voting rights and no redemption, sinking fund or conversion provisions.
(b) Keane Group Holdings Recapitalization
As described in Note (1) (Basis of Presentation and Nature of Operations), the Company completed Organizational Transactions to effect the IPO that resulted in all equity interests in Keane Group, which consisted of 1,000,000 class A units, 176,471 class B units and 294,118 class C units, being converted to an aggregate of 87,428,019 shares of the Company's common stock on January 20, 2017. The Organizational Transactions represented a transaction between entities under common control and was accounted for similar to pooling of interests. In accordance with the requirements of ASC 805, the Company recognized the aggregate 87,428,019 shares of common stock at the carrying amount of the equity interests in Keane Group on January 20, 2017, which totaled $453.8 million. The Company recorded $0.9 million of par value common stock and the remaining $452.9 million as paid-in capital in excess of par value. Furthermore, as the Organizational Transactions resulted in a change in the reporting entity from Keane Group Holdings, LLC to Keane Group, Inc., paid-in capital in excess of par value for Keane Group, Inc. was reduced by Keane Group's retained deficit as of January 20, 2017 of $297.5 million.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(c) Initial Public Offering
As described in Note (1) (Basis of Presentation and Nature of Operations), on January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters' exercise of their overallotment option. The net proceeds of the IPO to the Company was $255.5 million, which were used to fully repay Holdco II’s term loan balance of $99.0 million and the associated prepayment penalty of $13.8 million, and repay $50.0 million of its 12% secured notes due 2019 and the associated prepayment penalty of approximately $0.5 million. The remaining net proceeds were used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
All underwriting discounts and commissions and other specific costs directly attributable to the IPO were deferred and applied to the gross proceeds of the offering through paid-in capital in excess of par value.
(d) RockPile Acquisition
As described in Note (3) (Acquisitions), the Company completed its acquisition of RockPile on July 3, 2017 for cash consideration of $124.4 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock and contingent value rights, as described in Note (3) (Acquisitions). The fair value of the Acquisition Shares was calculated using the closing price of the Company's common stock on July 3, 2017, of $16.29, discounted to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted. Upon completion of the acquisition of RockPile, the Company had 111,831,176 shares of common stock outstanding.
(14) Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) in the equity section of the condensed consolidated and combined balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2016	$(2,603)	$(184)	$(2,787)
Other comprehensive income, before tax	108	6	114
Income tax expense(1)	—	—	—
September 30, 2017	$(2,495)	$(178)	$(2,673)

(1) The deferred tax liability created by other comprehensive income was netted against the Company's deferred tax asset, which was offset by a valuation allowance.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following table summarizes reclassifications out of accumulated other comprehensive (loss) during the quarter ended and nine months ended September 30, 2017 (in thousands of dollars):

					Affected line item in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate derivatives, hedging	$—	$(94)	$(173)	$(3,549)	Interest expense
Foreign currency items	—	—	—	—	Other income
Total reclassifications	$—	$(94)	$(173)	$(3,549)

(15) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income or (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Company's Equity and Incentive Award Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or (loss) per share as their impact would be anti-dilutive.
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$4,065	$(51,667)	$(80,088)	$(148,551)

Denominator:
Basic weighted-average common shares outstanding(1)	111,509	87,313	104,496	87,313
Dilutive effect of restricted stock awards granted to Board of Directors	73	—	66	—
Dilutive effect of deferred stock award granted to NEOs	—	—	—	—
Dilutive effect of RSUs granted under stock incentive plans	173	—	104	—
Dilutive effect of options granted under stock incentive plans	—	—	—	—
Diluted weighted-average common shares outstanding(2)	111,755	87,313	104,666	87,313

(1)
The basic weighted-average common shares outstanding have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Company's Existing Owners' membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(16) Operating Leases
The Company has certain non-cancelable operating leases for various equipment and office facilities. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. There are no significant restrictions imposed on the Company by the leasing agreements with regard to asset dispositions or borrowing ability. Some lease arrangements include renewal and purchase options or escalation clauses. In addition, certain lease contracts acquired from Trican Well Service, L.P. include rent holidays, rent concessions and leasehold improvement incentives. Leasehold improvements made at the inception of a lease or during the lease term are amortized over the remaining period of 10 months to 35 years.
Rental expense for operations, excluding daily rentals and reimbursable rentals, was $3.6 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively. Rental expense for operations, excluding daily rentals and reimbursable rentals, was $8.5 million and $5.2 million for the nine months ended September 30, 2017 and 2016, respectively.
Sublease proceeds were $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, all of which related to the subleased properties of the Company's Canadian operations. Sublease proceeds were $0.3 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. These sublease proceeds were recorded as a reduction of the Company's Canadian operations’ exit costs liability.
Minimum lease commitments remaining under operating leases for the next five years are $33.8 million, as listed below:

Year-end December 31,	(Thousands of Dollars)
2017	$3,034
2018	11,964
2019	9,590
2020	5,366
2021	3,856
Total	$33,810
The Company has three long-term operating leases in Canada that expire in 2018. The Company contracted sub-tenants for one of the leased properties during the fourth quarter of 2015 and for the other two properties in the second and fourth quarters of 2016, respectively. As of September 30, 2017, the total minimum sublease payments to be received in the future under the active subleases are $0.04 million in 2017 and $0.01 million in 2018.
The Company assumed several real estate operating leases in connection with the acquisition of the Acquired Trican Operations. In an effort to consolidate its facilities and to reduce costs, the Company vacated eight of the combined properties and recorded a cease-use liability for the total amount of $8.1 million. Subsequent to the recording of the liability, the Company successfully negotiated exit agreements for four of the properties, resulting in net payments of $2.6 million. In December 2016, due to immediate need for office space, the Company decided to re-enter one of the leases acquired from Trican Well Service, L.P. and renegotiated its terms. As a result, the amendment to the lease was accounted for as a new lease, and the cease-use liability associated with the lease in the amount of $2.4 million was reversed through the same line item in the statement of operations where it was previously recognized. During the first quarter of 2017, the Company vacated the outgrown facility and moved into the renegotiated office space, and recorded a cease-use liability of $0.4 million. During the third quarter of 2017, the Company assumed additional real estate operating leases in connection with the acquisition of Rockpile. As part of a further consolidation of operations, the Company vacated one of these facilities and recorded a cease-use liability of $0.7 million. Exit costs, including accretion expense, are presented within selling, general and administrative expense in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss).

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents the roll forward of the cease-use liability:

(Thousands of Dollars)
Beginning balance at January 1, 2017	$1,670
Exit costs	1,024
Cash buyout of lease	(702)
Lease amortization and other adjustments	(648)
Ending balance at September 30, 2017	$1,344

(17) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. As a result of the IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of Keane Group, Inc. from January 20, 2017 through September 30, 2017 in the accompanying unaudited condensed consolidated and combined financial statements.
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
Included in the Company’s recording of its initial deferred taxes upon contribution to Keane Group, Inc. are deferred tax liabilities related to certain indefinite-lived intangible assets. The deferred tax liability related to these indefinite-lived intangible assets will only reverse at the time of ultimate sale or impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite-lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” The Company recognized a deferred tax liability of $1.9 million associated with this naked credit upon the IPO. This is presented within other noncurrent liabilities in the unaudited condensed consolidated and combined balance sheet. This amount will increase as additional tax amortization is recognized, but will only decrease if the indefinite-lived intangibles are sold or impaired. Total deferred tax liability as of September 30, 2017 was $2.4 million, which was comprised of the naked credit and state tax deferred liabilities.
The Company’s forecasted annual effective tax rate for 2017 of (2.65)% differs from the statutory rate, primarily due to state taxes and a valuation allowance. The resulting tax expense is primarily due to a forecasted increase in the deferred tax liability related to indefinite-lived intangibles.
  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

policy is to record interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2017, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
(18) Commitments and Contingencies
As of September 30, 2017 and December 31, 2016, the Company had $4.0 million and $0.1 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $9.9 million and nil, as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the Company had issued letters of credit of $2.0 million under the 2017 ABL Facility and 2016 ABL Facility, respectively, which secured performance obligations related to the Company's CIT capital lease.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of September 30, 2017 are listed below:

(Thousands of Dollars)
Year-end December 31,
2017	$5,087
2018	44,811
2019	41,586
2020	26,087
2021	10,083
$127,654

Trican Indemnification Settlement
As part of the asset purchase agreement (the “APA”) executed for the acquisition of the Acquired Trican Operations, certain representations and warranties were provided to the Company relating to the condition of the acquired machinery and equipment. The material maintenance expenditures the Company incurred to bring all of the acquired machinery and equipment into proper working order exceeded the representations made in the APA. On June 12, 2017, the Company and Trican reached a settlement that resulted in proceeds of $2.1 million and net gain on settlement of $3.6 million. This gain is presented within other income in the unaudited condensed consolidated and combined statements of operations and comprehensive income (loss).
The Company made a claim with its insurance company to recover additional funds under the representation and warranty policy associated with this acquisition. In October 2017, the Company reached an agreement with the insurance company to settle for $4.2 million. The Company expects to receive these proceeds during the fourth quarter of 2017. The Company did not recognize an accrual for the potential recovery as of September 30, 2017, as the settlement did not meet the realizable or realized threshold prescribed by GAAP.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. In accordance with GAAP, the Company accrues for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on the Company's best estimate of the expected liability. As of September 30, 2017, the Company recognized an estimated liability of $3.5 million for employment related claims. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome and based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its financial position or results of operations.
The Company has been served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and state laws, which were previously disclosed in the Company’s 2016 Annual Report on Form 10-K. Upon review of the background facts and settlement discussions, the Company determined the occurrence of a loss was probable and reasonably estimable on two of these claims and recognized an accrual in accordance with GAAP.
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
(19) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively. The Company paid $0.3 million and $0.7 million during the nine months ended September 30, 2017 and 2016, respectively.
In connection with the Company's reorganization, the Company engaged in transactions with affiliates. See Note (1) (Basis of Presentation and Nature of Operations) and Note (13) (Owners’ Equity) for a description of these transactions.
As part of the APA executed for our acquisition of the Acquired Trican Operations, certain representations and warranties were provided to the Company relating to the condition of the acquired machinery and equipment. The material maintenance expenditures incurred by the Company to bring all of the acquired machinery and equipment into proper working order exceeded the representations made in the APA. On June 12, 2017, the Company and Trican reached a settlement that resulted in proceeds to the Company of $2.1 million and net gain on settlement to the Company of $3.6 million. Trican, pursuant to its conditional rights under the Company's

Stockholders' Agreement entered into in connection with the IPO, has appointed its President and Chief Executive Officer to serve as a member of the Board of Directors.
(20) Business Segments
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

	(Thousands of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operations by business segment
Revenue:
Completion Services	$468,479	$115,694	$1,031,768	$262,881
Other Services	8,823	1,059	8,823	6,656
Total revenue	$477,302	$116,753	$1,040,591	$269,537
Gross profit (loss):
Completion Services	$84,472	$(1,959)	$145,385	$616
Other Services	1,741	(1,768)	1,741	(4,443)
Total gross profit (loss)	$86,213	$(3,727)	$147,126	$(3,827)
Operating income (loss):
Completion Services	$42,362	$(26,667)	$49,807	$(65,093)
Other Services	1,055	(2,398)	(1,894)	(6,428)
Corporate and Other	(32,302)	(12,170)	(78,881)	(49,160)
Total operating (loss)	$11,115	$(41,235)	$(30,968)	$(120,680)
Capital expenditures(1):
Completion Services	$48,314	$6,570	$100,865	$14,369
Other Services	—	398	1,718	405
Corporate and Other	2,190	736	2,582	925
Total capital expenditures	$50,504	$7,704	$105,165	$15,699
Depreciation and amortization:
Completion Services	$41,542	$24,245	$96,674	$65,469
Other Services	1,586	630	4,323	1,985
Corporate and Other	3,076	3,239	8,319	4,489
Total depreciation and amortization	$46,204	$28,114	$109,316	$71,943
(Gain) loss on disposal of assets
Completion Services	$568	$463	$(1,096)	$239

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Other Services	(900)	—	(688)	—
Corporate and Other	634	(287)	1,647	(536)
Total gain (loss) on disposal of assets	$302	$176	$(137)	$(297)
Exit Costs:
Corporate and Other	$677	$123	$1,024	$8,052
Total exit costs	$677	$123	$1,024	$8,052
Income tax provision:
Corporate and Other	$(797)	$—	$(1,862)	$—
Total income tax:	$(797)	$—	$(1,862)	$—
Net income (loss):
Completion Services	$42,362	$(26,667)	$49,807	$(65,093)
Other Services	1,055	(2,398)	(1,894)	(6,428)
Corporate and Other	(39,352)	(22,602)	(128,001)	(77,030)
Total net loss	$4,065	$(51,667)	$(80,088)	$(148,551)

(1)	Capital expenditures do not include assets from the acquisition of RockPile on July 3, 2017 of $124.4 million or the Acquired Trican Operations on March 16, 2016 of $205.5 million.

	(Thousands of Dollars)
	September 30, 2017	December 31, 2016
Total assets by segment:
Completion Services	$833,786	$412,947
Other Services	41,583	18,485
Corporate and Other	133,858	105,508
Total assets	$1,009,227	$536,940

Total assets by geography:
United States	$1,007,656	$535,395
Canada	1,571	1,545
Total assets	$1,009,227	$536,940

Goodwill by segment:
Completion Services	$144,875	$50,478
Total goodwill	$144,875	$50,478

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

(21) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In July 2015, the FASB issued ASU 2015-11, “Inventory, Simplifying the Measurement of Inventory,” which requires that an entity should measure inventory at the lower of cost and net realizable value. The realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated and combined financial statements.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted this standard as of January 1, 2017, retrospectively. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated and combined financial statements for prior periods.
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
In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements”, which provides technical corrections, clarifications and improvements on a wide range of topics in the ASC. The amendments in this ASU generally fall into one of four categories: (i) amendments related to differences between original guidance and the ASC, (ii) guidance clarification and reference corrections, (iii) simplification and (iv) minor improvements. Transition guidance varies based on the amendments in the ASUs. The amendments that require transition guidance are effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of this standard did not have any impact on the Company's unaudited condensed consolidated and combined financial statements.

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
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies what constitutes a modification of a share-based payment award. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard effective January 1, 2017, which impacted the accounting for the equity-based awards, issued under the Equity and Incentive Award Plan, in its unaudited condensed consolidated and combined financial statements. The Company applied this standard to determine that its conversion of the Class B units issued to the independent members of the Board of Directors into restricted shares required the Company to apply modification accounting.
In August 2017, the FASB issued ASC 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements, eliminates the need to separately measure and report hedge ineffectiveness and requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The Company early adopted this standard effective September 28, 2017, in conjunction with its hedge designation of two interest rate swaps, to benefit from the ability to perform ongoing hedge effectiveness assessments on a qualitative basis and the removal of the requirement to separately measure and report hedge ineffectiveness. There were no active hedge relationships upon adoption. Accordingly, the adoption did not impact the opening balance of accumulated other comprehensive income or net assets in the Company's unaudited condensed consolidated and combined financial statements.
(b) Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. The Company has completed its evaluation of the impact of the adoption of this ASU on its various revenue streams and established processes and does not anticipate the adoption of this ASU will have a material impact on the Company's current revenue recognition processes.
During 2016, FASB issued ASU 2016-08, “Principal versus Agent,” ASU 2016-10, “Licenses of Intellectual Property (IP) and Identification of Performance Obligations” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients”. During 2017, FASB issued ASC 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. All these ASUs are designed to

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

address various issues raised by the constituents to the Transition Resource Group and help minimize diversity in practice in applying ASU 2014-09. The Company will adopt these standards utilizing the modified retrospective method concurrently with the adoption of ASU 2014-09.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual periods beginning after December 15, 2018. The Company will implement the provisions of ASU 2016-01 effective January 1, 2018. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated and combined financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company anticipates the adoption of this standard will result in a significant increase in its assets and liabilities, as the Company has certain operating and real property lease arrangements for which it is the lessee. The standard is effective for the Company beginning on January 1, 2019.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively. Early adoption is allowed for transactions that occurred before the issuance date or effective date of the amendments only when the transaction has not been reported in the financial statements previously issued. The Company does not expect the adoption of this standard to have a material impact on its consolidated and combined financial statements.
In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated and Combined Financial Statements

Accounting for Partial Sales of Nonfinancial Asset”. Subtopic 610-20 was issued as part of the new revenue recognition standard and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU 2017-05 (i) clarifies the definition of “in substance nonfinancial assets,” (ii) unifies guidance related to partial sales of nonfinancial assets, (iii) eliminates rules specifically addressing sales of real estate, (iv) removes exceptions to the financial asset derecognition model and (v) clarifies the accounting for contributions of nonfinancial assets to joint ventures. The Company will adopt this standard utilizing the modified retrospective method concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated and combined financial statements.
(22) Subsequent Events
On November 3, 2017, the Company sold the remaining six workover rigs and ancillary equipment, acquired in the acquisition of RockPile, for $9.9 million. These assets have been classified as held for sale as of September 30, 2017. For additional information, see Note (7) (Property and Equipment, net).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Keane Group, Inc.'s (the “Company”, "Keane" or “our”) financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the related condensed footnotes included within “Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as well as our filed Annual Report on Form 10-K for the year ended December 31, 2016.

EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions, as well as other value-added service offerings. Our total capacity includes approximately 1.2 million hydraulic horsepower. From our 26 currently deployable hydraulic fracturing fleets (“fleets”) (based on an average fleet size of approximately 45,000 hydraulic horsepower per fleet), 31 wireline trucks, 24 cementing pumps and other ancillary assets located in the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation, the Bakken Formation and other active oil and gas basins, we pride ourselves on providing industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We distinguish ourselves through our partnerships with our customers, our transparency concerning value creation and our responsibilities to employees and customers.
We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to well-capitalized oil and gas exploration and production customers, with some of the highest quality and safety standards in the industry and long-term development programs that enable us to maximize operational efficiencies and the return on our assets. We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity, and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and engineering center, which is located in The Woodlands, Texas, provides us the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and unique challenges.
We are organized into two reportable segments, consisting of Completion Services, which includes our hydraulic fracturing and wireline divisions; and Other Services, which includes our coiled tubing, cementing and drilling divisions. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenue less segment direct and indirect cost of services, excluding depreciation and amortization. Additionally, our operations management make rapid and informed decisions, including price adjustments to offset commodity inflation and align with market, decisions to strategically deploy our existing and new fleets and real-time supply chain management decisions, by utilizing top line revenue, as well as individual direct and indirect costs on a per stage and per fleet basis.
Acquisition of RockPile
On July 3, 2017, the Company acquired 100% of the outstanding equity interests of RockPile Energy Services, LLC and its subsidiaries (“RockPile”). RockPile was a multi-basin provider of integrated well completion services in the United States, whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. The acquisition of RockPile was completed for cash consideration of $124.4 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock and contingent value rights (“CVR”) granted pursuant to the CVR Agreement, as further described in Note (3) Acquisitions) of the unaudited condensed consolidated and combined financial statements included elsewhere in this Quarterly Report on Form 10-Q and in the Company's Current Report on Form 8-K filed on July 3, 2017.
Through this acquisition, we expanded our existing presence in the Permian Basin and Bakken Formation by increasing our pumping capacity by more than 25%, further strengthening our position as one of the largest pure-play providers of integrated well completion services in the United States. We acquired 215,000 hydraulic horsepower at newbuild economics, eight wireline trucks, 10 cementing units and 12 workover rigs. In addition, we acquired 30,000 of hydraulic horsepower of Tier 4 units, previously ordered by RockPile, that will be delivered and deployed for an existing customer during the fourth quarter of 2017. We also acquired a high-quality customer base, with minimal overlap to our existing customer base and expanded certain service offerings and capabilities within our Other Services segment.
Subsequent to the acquisition, we sold six workover rigs during the third quarter of 2017 and categorized the remaining six workover rigs as held for sale. These remaining rigs were sold in November 2017.
Financial results
Revenue for the third quarter of 2017 totaled $477.3 million of revenue, an increase of 48% compared to revenue for the second quarter of 2017 of $323.1 million. Our strong revenue growth in the third quarter of 2017 was driven by the following factors, (i) completion of the RockPile acquisition, the largest contributor to quarter over quarter growth, (ii) continued deployment of available horsepower with an additional fleet deployed in the third quarter and (iii) continued execution of our pricing strategy of aligning pricing with our clients under dedicated agreements with periodic re-openers priced at market rate. We exited 2016 with 13 active fleets and, in the first half of 2017, we operated an average of 16.9 fleets, exiting the period with 19 operating fleets. During the third quarter of 2017, we deployed one additional legacy Keane fleet and five fleets acquired through the acquisition of RockPile, exiting the period with 25 operating fleets. On an average basis, we operated 24.7 fleets during the third quarter of 2017. The aforementioned revenue growth drivers had a favorable impact on operating margins, calculated by dividing operating income (loss) by revenue, but headwinds in input cost inflation persisted, particularly with sand, trucking, labor, and chemicals. Consistent with our prior quarter efforts to maintain and grow the supply of key commodities and skilled workforce, working within the backdrop of market capacity influences, we continue to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent. We reported operating income of $11.1 million in the third quarter of 2017, as compared to an operating loss of $10.3 million in the second quarter of 2017.
We reported net income of $4.1 million, or $0.04 per basic and $0.04 per diluted share, for the third quarter of 2017, compared to net loss of $11.9 million, or $(0.12) per basic and diluted share, for the second quarter of 2017. Net income for the third quarter of 2017 includes $3.5 million of management adjustments to cost of services to arrive at Adjusted Gross Profit, (as defined herein under “Non-GAAP Financial Measures”). Approximately $1.6 million of this amount was driven by costs for the re-commissioning of one previously idled fleet and $1.9 million by acquisition and integration costs incurred for the acquisition of RockPile. Approximately $11.1 million of management adjustments to selling, general and administrative expenses to arrive at Adjusted EBITDA, (as defined herein under “Non-GAAP Financial Measures”), during the third quarter of 2017 were primarily associated with transaction costs incurred for the acquisition of RockPile and non-cash compensation expense for the restricted stock units and stock options awarded to certain of our employees. Approximately $0.3 million of management adjustments to (gain) loss on disposal of assets to arrive at Adjusted EBITDA during the third quarter of 2017 was related to the sale of air compressor units and idle property in Searcy, Arkansas. See Note (7) (Property and Equipment, net) for further details on these asset sales. Approximately $0.9 million of management adjustments to other income to arrive at Adjusted EBITDA during the third quarter of 2017 was primarily due to the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition.

Set forth below is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted Gross Profit for the three months ended September 30, 2017:

	(Thousands of Dollars)
	Completion Services	Other Services	Corporate and Other	Total
Net Income (loss)	$42,362	$1,055	$(39,352)	$4,065
Interest expense, net	—	—	7,195	7,195
Income tax (benefits) expense	—	—	797	797
Depreciation and amortization	41,542	1,586	3,076	46,204
EBITDA	$83,904	$2,641	$(28,284)	$58,261
Plus Management Adjustments:
Acquisition, integration and expansion (1)	1,835	57	5,998	7,890
IPO-related (2)	—	—	98	98
Fleet commissioning costs	1,619	—	—	1,619
Non-cash stock compensation (3)	—	—	3,263	3,263
Other (4)	—	—	470	470
Adjusted EBITDA	$87,358	$2,698	$(18,455)	$71,601
Other income (expense)	—	—	(942)	(942)
(Gain) loss on disposal of assets	568	(900)	634	302
Selling, general and administrative	—	—	28,592	28,592
Less Management Adjustments not associated with Cost of Services	—	—	(9,829)	(9,829)
Adjusted gross profit	$87,926	$1,798	$—	$89,724

(1) Represents $6.9 million of professional fees, integration costs, lease termination costs, severance and other costs primarily associated with our acquisition and integration of RockPile, which are recorded in selling, general and administrative expenses, offset by $0.9 million of other income primarily driven by the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition.
(2) Represents fees related to the organizational (legal entities) restructuring to ready the Company for its IPO. These expenses were recorded in selling, general and administrative expenses.
(3) Represents non-cash amortization of equity awards issued under Keane Group, Inc.’s Equity and Incentive Award Plan. According to the Equity and Incentive Award Plan, the Compensation Committee of the Company's Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses.
(4) Represents $0.8 million of costs primarily driven by a litigation contingency and the readiness costs associated with Keane’s initial internal controls design documentation for Sarbanes-Oxley compliance, beginning in 2018, which are recorded in selling, general and administrative expenses. Also represents $0.3 million net gain on disposal of assets, which is recorded in (gain) loss on disposal of assets.

Business outlook
With the rebound in commodity prices from their lows in early 2016 of $26.19 per barrel (based on the West Texas Intermediate (“WTI”) spot price) and $1.49 per MMBtu (based on Henry Hub), drilling and completion activity continues to improve in 2017, with U.S. active rig count in September 2017 more than doubling the active rig count registered in September 2016. In recent months, the significant growth in production resulting from higher rig count has led to increased uncertainty concerning the direction of oil and gas prices over the near and immediate term.
We continue to see increased demand and higher leading-edge pricing for our services across our diversified footprint, as the availability of high-quality hydraulic fracturing equipment tightens, capital expenditure for drilling and completions in the United States stabilizes at a higher level of activity and customers place increased focus on partnering with well-capitalized, safe and efficient service providers that can meet or exceed their requirements. Oil and natural gas prices are significant drivers behind the pace and location of our customer activity. We actively monitor the trends in oil and natural gas prices and focus on maintaining flexibility, including the ability to re-deploy assets readily and seamlessly upon changes in market demands. Uncertainty from commodity price volatility should also encourage newbuild discipline and support an environment to deploy our fleets at attractive cash generation levels over the near-term.
Across the industry, customers are executing completion designs with increased sand tonnage pumped on a per well basis to enhance well productivity. This increase in sand demand has led to a significant tightening in the supply and demand for sand, as reflected in significant increases in freight-on-board mine prices for certain sand types in the first quarter of 2017 as compared to 2016. Increasing sand orders have also raised the demand for railcars and trucks to transport the sand from mines and terminals to well sites. In the second quarter of 2017, sand prices began to normalize; however, bottlenecks in supply still remain a challenge.
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
We are continuing to execute the following strategies in 2017:

•	integrate assets and resources obtained in the acquisition of RockPile and capitalize on the resulting synergies;

•	partner with customers who focus their efforts on high-efficiency completions jobs under dedicated agreements;

•	price our contracts with leading-edge pricing in response to the tightening of the market for high-quality equipment and to offset higher input costs for commodities and other resources;

•
focus on re-commissioning and rapid deployment of remaining hydraulic horsepower. We exited the third quarter of 2017 with 1.16 million hydraulic horsepower and 25 active fleets, which includes 215,000 hydraulic horsepower from five active fleets acquired through the acquisition of RockPile. We expect to be effectively fully deployed on our approximately 1.2 million hydraulic horsepower during the fourth quarter of 2017;

•	retain and attract talented employees to sustain growth and support operational excellence;

•	maintain our conservative and flexible capital position; and

•
maintain agreements with our existing strategic suppliers and identify and develop relationships with additional strategic suppliers to ensure continuity of supply and optimize pricing and terms in the tightening market.

Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations” herein.
Financial markets, liquidity, and capital resources
On January 25, 2017, we consummated our initial public offering (“IPO”) of 30,774,000 shares of our common stock at a public offering price of $19.00 per share. We received $255.5 million in net proceeds, which we used to fully repay our outstanding balance of approximately $99.0 million under our pre-existing term loan facility (the “2016 Term Loan Facility”), with approximately $13.8 million of prepayment premium related to such repayment, and repay $50.0 million of our secured notes, with approximately $0.5 million of prepayment premium related to such repayment. The remaining $92.2 million was used for general corporate purposes.
On February 17, 2017, we also secured a $150.0 million asset-based revolving credit facility, replacing our pre-existing $100.0 million asset-based revolving credit facility, and on March 15, 2017, we secured a $150.0 million term loan facility (the “2017 Term Loan Facility”). We used the proceeds from our 2017 Term Loan Facility to fully repay our secured notes. On July 3, 2017, we secured $135.0 million in incremental term loans under an incremental term loan facility (the “Incremental Term Loan Facility” and together with the 2017 Term Loan Facility, the “New Term Loan Facility”), which are subject to substantially the same terms as the outstanding initial term loans under the 2017 Term Loan Facility. The majority of the proceeds from the incremental term loans was used to fund our acquisition of 100% of the outstanding equity interests of RockPile. As a result of entering into the Incremental Term Loan Facility, we expect our annualized interest expense to increase from $13.0 million to $24.0 million.
At the end of the third quarter of 2017, we had approximately $71.7 million of cash available. We also had $146.1 million available under our asset-based revolving credit facility as of September 30, 2017, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including for capital expenditures and working capital investments.
For additional information on market conditions and our liquidity and capital resources, see “Liquidity and Capital Resources,” and “Business Environment and Results of Operations” herein.
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation and the Bakken Formation. These regions are expected to account for approximately 86% of all new horizontal wells anticipated to be drilled between 2017 and 2020. In addition, the high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the United States. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for the greatest crude oil and natural gas production growth in the U.S. through 2020 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with an 172% increase in rig count from their combined May 2016 low of 170 to 462 as of September 30, 2017.

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
The following table shows the average oil and natural gas prices for WTI and Henry Hub natural gas:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2017	2016	2016
Oil price - WTI(1)	$48.16	$44.85	$49.39	$41.15	$43.14
Natural gas price - Henry Hub(2)	2.95	2.88	3.01	2.34	2.52
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Product Type	2017	2016	2017	2016	2016
Oil	759	390	690	387	408
Natural Gas	186	88	170	94	100
Other	1	2	1	1	1
Total	946	480	861	482	509

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Drilling Type	2017	2016	2017	2016	2016
Horizontal	799	373	720	376	400
Vertical	70	62	72	58	60
Directional	77	45	69	48	49
Total	946	480	861	482	509

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
Following a trough in early 2016, oil prices and natural gas prices have recovered to $51.67 and $2.94, respectively, or approximately 97%, as of September 30, 2017, from their lows in early 2016 of $26.19 and $1.49, respectively. The US Energy Information Administration (the “EIA”) projects WTI spot prices to average $50.50 and Henry Hub natural gas prices to average $3.19 in 2018.

Recent events, including declines in North American production and agreements by the Organization of the Petroleum Exporting Countries members to reduce oil production quotas, have provided upward momentum for energy prices. While the Company has continued to experience increased demand for its services and believes the demand environment is more stable as compared to the above-mentioned market decline, the significant growth in production resulting from increased drilling activity has contributed to a decrease in crude oil prices and increased uncertainty over the near and immediate term, and market volatility continues to persist.
The EIA projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. Global liquids demand is expected to increase by approximately 1.6 million barrels per day from 2017 to 2018. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) expectations of continued growth in the U.S. gross domestic product; (ii) an increased likelihood that regulatory and legislative initiatives regarding domestic carbon emissions policy will drive greater demand for cleaner burning fuels such as natural gas; (iii) increased acceptance of natural gas as a clean and abundant domestic fuel source that can lead to greater energy independence of the U.S. by reducing its dependence on imported petroleum; (iv) the emergence of low-cost natural gas shale developments; and (v) continued growth in electricity generation from intermittent renewable energy sources, primarily wind and solar energy, for which natural-gas-fired generation is a logical back-up power supply source. Natural gas demand in North America is expected to increase by approximately 4.9 billion cubic feet per day from 2017 to 2018.
Across the industry, customers are executing well designs with increased sand tonnage pumped to help supersize their wells to increase well productivity. This increase in sand tonnage pumped has led to a significant tightening in the market for sand and sand transportation. Coras Research, LLC forecasts that average proppant pumped per horizontal well will increase 40% to 13.9 million pounds in 2018 from 9.9 million pounds in 2016.
For additional information, see Part I, “Item 1. Business” and “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K.

RESULTS OF OPERATIONS IN 2017 COMPARED TO 2016
Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

	Three Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$468,479	$115,694	98%	99%	$352,785	305%
Other Services	8,823	1,059	2%	1%	7,764	733%
Revenue	477,302	116,753	100%	100%	360,549	309%
Completion Services	384,007	117,653	80%	101%	266,354	226%
Other Services	7,082	2,827	1%	2%	4,255	151%
Costs of services (excluding depreciation and amortization, shown separately)	391,089	120,480	82%	103%	270,609	225%
Completion Services	84,472	(1,959)	18%	(2%)	86,431	(4,412%)
Other Services	1,741	(1,768)	0%	(2%)	3,509	(198%)
Gross profit	86,213	(3,727)	18%	(3%)	89,940	(2,413%)
Depreciation and amortization	46,204	28,114	10%	24%	18,090	64%
Selling, general and administrative expenses	28,592	9,218	6%	8%	19,374	210%
Loss on disposal of assets	302	176	0%	0%	126	72%
Operating income (loss)	11,115	(41,235)	2%	(35%)	52,350	(127%)
Other income, net	942	(470)	0%	0%	1,412	(300%)
Interest expense	(7,195)	(9,962)	(2%)	(9%)	2,767	(28%)
Total other expenses	(6,253)	(10,432)	(1%)	(9%)	4,179	(40%)
Income tax expense	(797)	—	0%	0%	(797)	0%
Net income (loss)	$4,065	$(51,667)	1%	(44%)	$55,732	(108%)

Revenue.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue for the third quarter of 2017 increased by $360.5 million, or 309%, to $477.3 million from $116.8 million for the third quarter of 2016. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $352.8 million, or 305%, to $468.5 million for the third quarter of 2017 from $115.7 million for the third quarter of 2016. This change was primarily attributable to a 90% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of RockPile and our acquisition of the majority of the U.S. assets and assumptions of certain liabilities of Trican Well Service, L.P. (the “Acquired Trican Operations”), as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets. In addition, annualized revenue per deployed fleet increased 113%.
Other Services:     Other Services segment revenue increased by $7.8 million, or 733%, to $8.8 million for the third quarter of 2017 from $1.1 million for the third quarter of 2016. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile. Revenue in the third quarter of 2017 was earned in our cementing and drilling divisions and revenue in the third quarter of 2016 was earned in our cementing and coiled tubing divisions. We idled our coiled tubing division in December 2016.
Cost of services.     Cost of services for the third quarter of 2017 increased by $270.6 million, or 225%, to $391.1 million from $120.5 million for the third quarter of 2016. This change was driven by several factors including (i) higher activity in the Completion Services segment (as discussed above under Revenue), (ii) price inflation in our key input costs, including labor, sand and sand trucking, (iii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, such as zipper designs, (iv) an increase in fleets working twenty-four hour operations and (v) rapid deployment and commissioning of our idle fleets. In the third quarter of 2017, we incurred $1.9 million of acquisition and integration costs associated with the acquisition of RockPile and $1.6 million of fleet commissioning costs. In the third quarter of 2016, we had management adjustments of $3.8 million primarily related to commissioning of our idle fleets. Cost of services as a percentage of total revenue for the third quarter of 2017 was 82%, which represented a decrease of 21% from 103% in the third quarter of 2016. Excluding the above-mentioned management adjustments, total cost of services was $387.6 million and $116.7 million in the third quarters of 2017 and 2016 or 81% and 100% of revenue, respectively, a decrease as a percentage of revenue of 19%.
Cost of services, as a percentage of total revenue is presented below:

	Three Months Ended September 30,
Description	2017	2016	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	82%	102%	(20)%
Other Services	80%	267%	(187)%
Total cost of services as a percentage of total revenue	82%	103%	(21)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $266.4 million, or 226%, to $384.0 million in the third quarter of 2017 from $117.7 million in the third quarter of 2016. As a percentage of segment revenue, total cost of services was 82% and 102%, in the third quarters of 2017 and 2016, respectively, a decrease as a percentage of revenue of 20%. The change in segment cost of services was driven by (i) higher activity (as discussed above under Revenue), (ii) price inflation in our key input costs, including sand and trucking, (iii) increased maintenance costs associated with increased service intensity and higher-pressure jobs and (iv) rapid deployment and commissioning of our idle fleets. In the third quarter of 2017, we incurred $1.8 million of acquisition and integration costs associated with the acquisition of RockPile and $1.6 million of fleet commissioning costs. In the third quarter of 2016 we had management adjustments of $2.8 million, consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Excluding the above-mentioned management adjustments, Completion Services segment cost of services were $380.6 million and $114.9 million in the third quarters of 2017 and 2016, or 81% and 99% of segment revenue, respectively, a decrease as a percentage of revenue of 18%.

Other Services:     Other Services segment cost of services increased by $4.3 million, or 151%, to $7.1 million in the third quarter of 2017 from $2.8 million in the third quarter of 2016. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile. In the Other Services segment, we incurred $0.1 million of acquisition and integration costs associated with the acquisition of RockPile in the third quarter of 2017 and $1.0 million in acquisition and commissioning costs associated with the Acquired Trican Operations in the third quarter of 2016. Excluding the above-mentioned management adjustments, Other Services segment cost of services was $7.0 million and $1.9 million in the third quarters of 2017 and 2016, or 80% and 176% of segment revenue, respectively, a decrease as a percentage of revenue of 96%.
Depreciation and amortization.     Depreciation and amortization expense increased by $18.1 million, or 64%, to $46.2 million in the third quarter of 2017 from $28.1 million in the third quarter of 2016. This change was primarily attributable to depreciation of additional equipment purchased in 2017 to overhaul existing equipment and assets acquired in the acquisition of RockPile.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $19.4 million, or 210%, to $28.6 million in the third quarter of 2017 from $9.2 million in the third quarter of 2016. This change in SG&A was primarily related to non-cash amortization expense of equity awards issued under our Equity and Incentive Award Plan in 2017 and transactions driving overall company growth associated with the acquisition of RockPile. SG&A as a percentage of total revenue was 6% in the third quarter of 2017 compared with 8% in the third quarter of 2016. Total management adjustments were $11.1 million in the third quarter of 2017, primarily related to the aforementioned non-cash equity awards amortization expense and acquisition-related transaction costs. Management adjustments in the third quarter of 2016 were $1.8 million, primarily related to the integration of the Acquired Trican Operations. Excluding these management adjustments, SG&A expense was $17.5 million and $7.4 million in the third quarters of 2017 and 2016, respectively, which represents an increase of 136%.
Loss on disposal of assets.     Loss on disposal of assets, in the third quarter of 2017 increased by $0.1 million, or 72%, to a loss of $0.3 million in the third quarter of 2017 from a loss of $0.2 million in the third quarter of 2016. This change was primarily attributable to the sale of our air compressor units, offset by the sale of our idle field operations facility in Searcy, Arkansas and other hydraulic fracturing operating equipment.
 Other income (expense), net.     Other income (expense), net, in the third quarter of 2017 increased by $1.4 million, or 300%, to income of $0.9 million in the third quarter of 2017 from expense of $0.5 million in the third quarter of 2016. This change is primarily due to the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition and the mark-to-market valuation of the CVR associated with the acquisition of RockPile.
 Interest expense, net.     Interest expense, net of interest income, decreased by $2.8 million, or 28%, to $7.2 million in the third quarter of 2017 from $10.0 million in the third quarter of 2016. This change was primarily attributable to the lower interest expense under our New Term Loan Facility, which replaced our 2016 Term Loan Facility and secured notes,which bore higher interest rates.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations for the third quarter of 2017 was (2.65)%. The effective rate is primarily made up of a tax benefit derived from the current period operating income offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets.
Net income (loss).     Net income was $4.1 million in the third quarter of 2017, as compared with net loss of $51.7 million in the third quarter of 2016. The increase from the net loss in the third quarter of 2016 is due to the changes in revenue and expenses discussed above.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$1,031,768	$262,881	99%	98%	$768,887	292%
Other Services	8,823	6,656	1%	2%	2,167	33%
Revenue	1,040,591	269,537	100%	100%	771,054	286%
Completion Services	886,383	262,265	85%	97%	624,118	238%
Other Services	7,082	11,099	1%	4%	(4,017)	(36%)
Cost of services (excluding depreciation and amortization, shown separately)	893,465	273,364	86%	101%	620,101	227%
Completion Services	145,385	616	14%	0%	144,769	23,501%
Other Services	1,741	(4,443)	0%	(2%)	6,184	(139%)
Gross profit	147,126	(3,827)	14%	(1%)	150,953	(3,944%)
Depreciation and amortization	109,316	71,943	11%	27%	37,373	52%
Selling, general and administrative expenses	68,915	45,207	7%	17%	23,708	52%
(Gain) on disposal of assets	(137)	(297)	0%	0%	160	(54%)
Operating loss	(30,968)	(120,680)	(3%)	(45%)	89,712	(74%)
Other income, net	4,647	536	0%	0%	4,111	767%
Interest expense	(51,905)	(28,407)	(5%)	(11%)	(23,498)	83%
Total other expenses	(47,258)	(27,871)	(5%)	(10%)	(19,387)	70%
Income tax expense	(1,862)	—	0%	0%	(1,862)	0%
Net loss	$(80,088)	$(148,551)	(8%)	(55%)	$68,463	(46%)

Revenue.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue for the nine months ended September 30, 2017 increased by $771.1 million, or 286%, to $1.0 billion from $269.5 million for the nine months ended September 30, 2016. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $768.9 million, or 292%, to $1.0 billion for the nine months ended September 30, 2017 from $262.9 million for the nine months ended September 30, 2016. This change was primarily attributable to a 103% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of RockPile and the Acquired Trican Operations, as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets. In addition, annualized revenue per deployed fleet increased 93%.
Other Services:     Other Services segment revenue increased by $2.2 million, or 33%, to $8.8 million for the nine months ended September 30, 2017 from $6.7 million for the nine months ended September 30, 2016. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile. Revenue in the nine months ended September 30, 2017 was earned in our cementing and drilling divisions. Revenue in the nine months ended September 30, 2016 was earned in our cementing and coiled tubing divisions. We idled our coiled tubing division in December 2016.

Cost of services.     Cost of services for the nine months ended September 30, 2017 increased by $620.1 million, or 227%, to $893.5 million from $273.4 million for the nine months ended September 30, 2016. This change was driven by several factors including (i) higher activity in the Completion Services segment (as discussed above under Revenue), (ii) price inflation in our key input costs, including labor, sand and sand trucking, (iii) increased maintenance costs associated with increased service intensity that stems from larger sand volumes and well configurations, such as zipper designs, (iv) an increase in fleets working twenty-four hour operations and (v) rapid deployment and commissioning of our idle fleets. In the nine months ended September 30, 2017, we incurred $11.6 million of fleet commissioning costs. In the nine months ended September 30, 2017, we also had $1.9 million of acquisition and integration costs associated with the acquisition of RockPile and one-time costs of $1.3 million related to bonuses paid out to key operational employees in connection with our IPO. In the nine months ended September 30, 2016, we had one-time costs of $18.4 million, consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Cost of services as a percentage of total revenue for the nine months ended September 30, 2017 was 86%, which represented a decrease of 16% from the nine months ended September 30, 2016. Excluding the above-mentioned management adjustments, total cost of services was $878.7 million and $254.9 million in the first nine months of 2017 and 2016, or 84% and 95% of revenue, respectively, a decrease as a percentage of revenue of 11%.
Cost of services, as a percentage of total revenue is presented below:

	Nine Months Ended September 30,
Description	2017	2016	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	86%	100%	(14)%
Other Services	80%	167%	(87)%
Total cost of services as a percentage of total revenue	86%	101%	(16)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $624.1 million, or 238%, to $886.4 million in the nine months ended September 30, 2017 from $262.3 million in the nine months ended September 30, 2016. As a percentage of segment revenue, total cost of services was 86% and 100%, in the first nine months of 2017 and 2016, respectively, a decrease as a percentage of revenue of 14%. The change in segment cost of services was driven by (i) higher activity, (ii) price inflation in our key input costs, including sand and trucking, (iii) increased maintenance costs associated with increased service intensity and higher-pressure jobs and (iv) rapid deployment and commissioning of our idle fleets. In the nine months ended September 30, 2017, we incurred $11.6 million of fleet commissioning costs. In the nine months ended September 30, 2017, we also had $1.8 million of acquisition and integration costs associated with the acquisition of RockPile and $1.3 million of costs related to bonuses paid out to key operational employees in connection with our IPO. In the nine months ended September 30, 2016, we had management adjustments of $17.5 million, consisting primarily of acquisition and integration costs associated with the Acquired Trican Operations. Excluding the above-mentioned management adjustments, Completion Services segment cost of services was $871.7 million and $244.8 million in the first nine months of 2017 and 2016, or 84% and 93% of segment revenue, respectively, a decrease as a percentage of revenue of 9%.
Other Services:     Other Services segment cost of services decreased by $4.0 million, or 36%, to $7.1 million in the nine months ended September 30, 2017 from $11.1 million in the nine months ended September 30, 2016. This change was attributable to the idling of our cementing and coiled tubing divisions in April 2016 and December 2016, respectively, partially offset by the acquisition of Other Services divisions from RockPile. In the Other Services segment, we incurred $0.1 million of acquisition and integration costs associated with the acquisition of RockPile in the nine months ended September 30, 2017 and $1.0 million in acquisition and commissioning costs associated with the Acquired Trican Operations in the nine months ended September 30, 2016. Excluding the above-mentioned management adjustments, Other Services segment cost of services was $7.0 million and $10.1 million in the first nine months of 2017 and 2016, or 80% and 151% of segment revenue, respectively, a decrease as a percentage of revenue of 71%.
Depreciation and amortization.     Depreciation and amortization expense increased by $37.4 million, or 52%, to $109.3 million in the nine months ended September 30, 2017 from $71.9 million in the nine months ended September 30, 2016. This change was primarily attributable to depreciation of additional equipment purchased in 2017 to overhaul existing equipment and assets acquired in the acquisition of RockPile.
Selling, general and administrative expense.     SG&A expense increased by $23.7 million, or 52%, to $68.9 million in the nine months ended September 30, 2017 from $45.2 million in the nine months ended September 30, 2016. This change in SG&A was primarily related to transactions driving overall company growth associated with the acquisition of RockPile, costs incurred in connection with our IPO and non-cash amortization expense of equity awards issued under our Equity and Incentive Award Plan in 2017. SG&A as a percentage of total revenue was 7% in the nine months ended September 30, 2017 compared with 17% in the nine months ended September 30, 2016. Total management adjustments were $28.2 million in the nine months ended September 30, 2017, primarily related to acquisition-related transaction costs, organizational restructuring costs and bonuses to key personnel in connection with our IPO, non-cash equity awards amortization expense and litigation contingencies. Management adjustments in the nine months ended September 30, 2016 were $26.7 million, primarily related to the acquisition and integration of the Acquired Trican Operations and lease exit costs. Excluding these management adjustments, SG&A expense was $40.7 million and $18.5 million in the first nine months of 2017 and 2016, respectively, which represents an increase of 120%.
(Gain) loss on disposal of assets.     (Gain) loss on disposal of assets, in the nine months ended September 30, 2017 decreased by $0.2 million, or 54%, to a gain of $0.1 million in the nine months ended September 30, 2017 from gain of $0.3 million in the nine months ended September 30, 2016. This change was primarily attributable to the sale of our air compressor units and idle field operations facility in Woodward, Oklahoma, offset by the sale of our idle field operations facility in Searcy, Arkansas and other hydraulic fracturing operating equipment.
 Other income (expense), net.     Other income (expense), net, in the nine months ended September 30, 2017 increased by $4.1 million, or 767%, to income of $4.6 million in the nine months ended September 30, 2017 from income of $0.5 million in the nine months ended September 30, 2016. This change was primarily attributable to the gain on the indemnification settlement with Trican.
 Interest expense, net.     Interest expense, net of interest income, increased by $23.5 million, or 83%, to $51.9 million in the nine months ended September 30, 2017 from $28.4 million in the nine months ended September 30, 2016. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million, incurred in connection with the refinancing of our asset-based revolving credit facility and early debt extinguishment of our 2016 Term Loan Facility and secured notes. In addition, interest expense under our New Term Loan Facility is lower than it was under our previous debt facilities.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations for the nine months ended September 30, 2017 was (2.65)%. The effective rate is primarily made up of a tax benefit derived from the current period operating loss offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets.

Net income (loss).     Net loss was $80.1 million in the nine months ended September 30, 2017, as compared with net loss of $148.6 million in the nine months ended September 30, 2016. This decrease in net loss is due to the changes in revenue and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (18) (Commitments and Contingencies) to the unaudited condensed consolidated and combined financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.
As of September 30, 2017, we had $71.7 million of cash and $283.2 million of debt compared to $48.9 million of cash and $277.8 million of debt as of December 31, 2016. For the nine months ended September 30, 2017 and 2016, we had capital expenditures of $105.2 million and $15.7 million, respectively, exclusive of the cash payment attributable to the acquisition of RockPile on July 3, 2017 of $124.4 million or the Acquired Trican Operations on March 16, 2016 of $203.9 million.

	(Thousands of Dollars)
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net cash used in operating activities	$4,614	$(50,365)
Net cash used in investing activities	$(202,676)	$(219,161)
Net cash provided by financing activities	$220,689	$278,305

Significant sources and uses of cash during the nine months ended September 30, 2017
Sources of cash:

•
Operating activities: Proceeds of $2.1 million from the indemnification settlement with Trican. See Note (18) (Commitments and Contingencies) to the unaudited condensed consolidated and combined financial statements.

•
Investing activities: Total proceeds of $10.5 million from the sale of assets relating to our facilities in Woodward, Oklahoma and Searcy, Arkansas, certain air compressor units and six of the twelve workover rigs acquired in the acquisition of RockPile. See Note (7) (Property and Equipment, net) to the unaudited condensed consolidated and combined financial statements.

•
Financing activities: Net cash provided from IPO proceeds, after giving effect to the repayments of our 2016 Term Loan Facility and the secured notes and payments for the capitalized costs directly attributable to the completion of the IPO, was $92.2 million. See Note (1)(a) Initial Public Offering to the unaudited condensed consolidated and combined financial statements. Additionally, the Company’s Incremental Term Loan Facility, entered into on July 3, 2017, provided for $131.1 million, net of associated origination and other transaction fees. See Note (8) (Long-Term Debt) to the unaudited condensed consolidated and combined financial statements.

Uses of cash:

•
Operating activities: Net cash generated by operating activities during the nine months ended September 30, 2017 of $4.6 million was primarily driven by increased gross profit, partially offset by cash used for working capital, resulting from the growth in and increased utilization of our combined asset base.

•
Investing activities: Net cash used by investing activities during the nine months ended September 30, 2017 of $202.7 million primarily related to the following: i) cash consideration of $124.4 million associated with the acquisition of RockPile and ii) cash used for capital expenditures of $62.5 million, associated with maintenance capital spend on active fleets, deposits on new equipment and the newbuild acquired as part of the RockPile acquisition. This activity related to our Completion Services segment.

•	Financing activities: Cash used to service our debt facilities for the nine months ended September 30, 2017 was $26.7 million.
Future sources and uses of cash
Capital expenditures for the remainder of 2017 will be related to maintenance capital spend to support our existing active fleets and the completion of the newbuild fleet of 30,000 hydraulic horsepower previously ordered by RockPile. We anticipate our capital expenditures will be funded by cash flows from operations. We currently anticipate that our capital expenditures for 2017 will range from $150.0 million to $160.0 million.
Debt service for the three months ended December 31, 2017 is projected to be $8.1 million, as compared to $26.7 million for the nine months ended September 30, 2017. We anticipate our debt service will be funded by cash flows from operations.
Other factors affecting liquidity
Financial position in current market. As of September 30, 2017, we had $71.7 million of cash and a total of $146.1 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, working capital investments and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.0 million of letters of credit were outstanding as of September 30, 2017.
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

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of September 30, 2017.

(Thousands of Dollars) Contractual obligations	Total	2017	2018-2020	2021-2023	2024+
Long-term debt, including current portion(1)	$283,913	$713	$8,550	$274,650	$—
Estimated interest payments(2)	115,350	6,244	71,940	37,166	—
Capital lease obligations(3)	8,253	868	7,111	274	—
Operating lease obligations(4)	38,600	3,034	26,919	7,906	741
Purchase commitments(5)	130,029	5,200	114,746	10,083	—
	$576,145	$16,059	$229,266	$330,079	$741

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our New Term Loan Facility. In addition, these amounts exclude $12.7 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of September 30, 2017 and include interest related to the New Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate (“LIBOR”).

(3)	Capital lease obligations consist of obligations on our capital leases of hydraulic fracturing equipment with CIT Finance LLC and light weight vehicles with ARI Financial Services Inc.

(4)	Operating lease obligations are related to our real estate, rail cars and light duty vehicles with ARI Financial Services Inc and PNC Bank.

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
Upon consummation of the IPO and the related organizational transactions, the Company became subject to U.S. federal income taxes and, under the Equity and Incentive Award Plan, issued restricted stock awards and deferred stock awards. For further details on the impact these transactions had on our accounting policies and estimates, please refer to Note (2) (Summary of Significant Accounting Policies), Note (12) (Stock-Based Compensation) and Note (17) (Income Taxes) to the unaudited condensed consolidated and combined financial statements, included within “Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements
See Note (21) (New Accounting Pronouncements) to the unaudited condensed consolidated and combined financial statements, included within “Item 1. Condensed Consolidated and Combined Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, for a discussion of recently adopted and issued accounting pronouncements.
NON-GAAP FINANCIAL MEASURES
From time to time in our financial reports, we will use certain non-GAAP financial measures to provide supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other generally accepted accounting principles (“GAAP”) measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing Keane's ongoing operating performance, and thereby facilitates review of Keane's operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to Keane's results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA and Adjusted Gross Profit provide helpful information to analysts and investors to facilitate a comparison of Keane's operating performance to that of other companies.
Adjusted EBITDA is defined as net income (loss) adjusted to eliminate the impact of interest, income taxes, depreciation and amortization, along with certain items management does not consider in assessing ongoing performance. Adjusted Gross Profit is defined as Adjusted EBITDA, further adjusted to eliminate the impact of all activities in the Corporate segment, such as selling, general and administrative expenses, along with cost of services that management does not consider in assessing ongoing performance.
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
We do not assume any responsibility to publicly update any of our forward-looking statements, regardless of whether factors change as a result of new information, future events or for any other reason. You should review any additional disclosures we make in our press releases and in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also suggest that you listen to our quarterly earnings release conference calls with financial analysts.
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
For further discussion on quantitative and qualitative disclosures about market risk, see Part II, “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Under the supervision, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information related to “Item 1. Legal Proceedings” is included in Note (18) (Commitments and Contingencies) to the unaudited condensed consolidated and combined financial statements.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2017, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, with the exception of the items listed below.
Our historical financial statements may not be indicative of future performance.
With respect to the acquisition by the Company of the majority of the U.S. assets and assumption of certain liabilities of Trican Well Service, L.P., completed in March 2016, our operating results only reflect the impact of the acquisition for dates after the closing of the transaction, and, therefore, comparisons with prior periods are difficult. In addition, our operating results do not reflect the impact of our acquisition of RockPile completed in July 2017, and, therefore, comparisons with prior periods are difficult. As a result, our limited historical financial performance as the owner of the Acquired Trican Operations and RockPile may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability.
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
Unless otherwise stated, the sales and/or granting of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. We did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts or commissions, in connection with any of the issuances of securities listed above. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their employment or other relationship with us or through other access to information provided by us, to information about us. The sales of these securities were made without any general solicitation or advertising.
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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
4.1	Amended and Restated Stockholders’ Agreement, dated July 3, 2017, by and among the Company, Keane Investor Holdings LLC, RockPile Energy Holdings, LLC and WDE RockPile Aggregate, LLC		8-K	001-37988	10.3	07/03/2017
10.1	Contingent Value Rights Agreement, dated July 3, 2017, by and among the Company, RockPile Energy Holdings, LLC and the Permitted Holders		8-K	001-37988	10.1	07/03/2017
10.2	Form of Lockup Agreement		8-K	001-37988	10.2	07/03/2017
10.3
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
			8-K	001-37988	10.4	07/03/2017
10.4	Employment Agreement, dated as of May 18, 2017, and effective as of July 3, 2017, by and between Keane Group, Inc. and R. Curt Dacar		8-K	001-37988	10.5	07/03/2017
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2017.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer