Form 10-K
period 2017-12-31
Keane Group, Inc.
filed 2018-03-01
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
_______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on June 30, 2017, was approximately $492.4 million.
As of February 26, 2018, the registrant had 112,243,769 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•     our business strategy;
•     our plans, objectives, expectations and intentions;
•    our future operating results;
•    the competitive nature of the industry in which we conduct our business, including pricing pressures;
•     crude oil and natural gas commodity prices;
•    demand for services in our industry;
•    legal proceedings and effect of external investigations;
•     the effect of a loss of, or the financial distress of, one or more key customers;
•    our ability to obtain or renew customer contracts;
•     the effect of a loss of, or interruption in operations of, one or more key suppliers;
•    the market price and availability of materials or equipment;
•     technology;

•	our ability to obtain permits, approvals and authorizations from governmental and third parties and the effects of government regulation;
•     planned acquisitions and future capital expenditures;
•    our ability to successfully integrate RockPile;
•     our ability to service our debt obligations;

•	financial strategy, liquidity or capital required for our ongoing operations and acquisitions and our ability to raise additional capital;
•     increased costs as a result of being a public company;
•     our status as a controlled company; and
•     our ability or intention to pay dividends or to effectuate repurchases of our common stock.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in any forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in such forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
This Annual Report on Form 10-K includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources, such as content and estimates provided by Coras Research, LLC as of December 2017. Coras Research, LLC is not a member of the FINRA or the SIPC and is not a registered broker dealer or investment advisor. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management’s knowledge of and experience in the markets and businesses in which we operate.
While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part 1, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
This Annual Report on Form 10-K includes references to utilization of hydraulic fracturing assets. Utilization for our own fleets, as used in this Annual Report on Form 10-K, is defined as the ratio of the average number of deployed fleets to the number of total fleets for a given time period. For the purposes of this Annual Report on Form 10-K, we consider one of our fleets deployed if the fleet has been put in service at least one day during the period for which we calculate utilization. Furthermore, we define active fleets as fleets available for deployment and commissioning fleets as idle hydraulic horsepower being converted to active fleets. As a result, as additional fleets are incrementally deployed, our utilization rate increases.
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
As used in this Annual Report on Form 10-K, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Annual Report on Form 10-K, by dividing our total hydraulic horsepower by 45,000 hydraulic horsepower.
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

BASIS OF PRESENTATION IN THIS ANNUAL REPORT ON FORM 10-K
On January 25, 2017, we consummated an initial public offering (“IPO”). Our business prior to the IPO was conducted through Keane Group Holdings, LLC and its consolidated subsidiaries (“Keane Group”). To effectuate the IPO, we completed a series of transactions that resulted in a reorganization of our business, resulting in Keane Group, Inc. as a holding company with no material assets other than its ownership of Keane Group. For further details, see Note (1) Basis of Presentation and Nature of Operations of Part II, “Item 8. Financial Statements and Supplemental Data.”
Unless otherwise indicated, or the context otherwise requires, for periods prior to the completion of the IPO, (i) the historical financial data in this Annual Report on Form 10-K and (ii) the operating and other non-financial data disclosed in Part II, “Item 6. Selected Financial Data” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (collectively, the “Financial Statement Sections”) reflect the consolidated business and operations of Keane Group. Financial results for 2016 are the financial results of Keane Group, Inc. and Keane Group Holdings, LLC, the Company's predecessor for accounting purposes, as there was no activity under Keane Group, Inc. in 2016.

PART I
References Within This Annual Report
As used in Part I of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our IPO, and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; (vi) the term "RockPile" refers to RockPile Energy Services, LLC and its consolidated subsidiaries; (vii) the term "Keane Investor" refers to Keane Investor Holdings LLC and (viii) the terms “Sponsor” or “Cerberus” refer to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds.
Item 1. Business
General description of the business
Founded in 1973, Keane Group, Inc. is one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to exploration and production (“E&P”) customers with some of the highest quality and safety standards in the industry. Through organic growth and four opportunistic acquisitions between 2013 and 2017, we operate in the most active unconventional oil and natural gas basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the Eagle Ford Formation and the Bakken Formation, with approximately 1.2 million hydraulic horsepower spread across 26 hydraulic fracturing fleets, 31 wireline trucks, 24 cementing pumps and other ancillary assets. The five cornerstones of our operating principles and culture continue to be focus on health, safety and environment; efficiency and operational excellence; our partnership with our customers; transparency in our value creation; and our responsibilities to our stakeholders.
In April 2013, we acquired the wireline technologies division of Calmena Energy Services, which provided us with a platform to commence wireline operations in the U.S. In December 2013, we acquired the assets of Ultra Tech Frac Services to establish a presence in the Permian Basin. In March 2016, we acquired the majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the “Acquired Trican Operations"), resulting in the expansion of our hydraulic fracturing operations to include approximately 950,000 hydraulic horsepower, increased scale in key operating basins, an expansion in our customer base and significant cost reduction opportunities. The Trican transaction also enhanced our access to proprietary technology and engineering capabilities that have improved our ability to provide engineering solutions. In July 2017, we acquired RockPile Energy Services, LLC, resulting in an increase in our pumping capacity by more than 25% and our expanded presence in the Permian Basin and Bakken Formation. We also acquired a high-quality customer base, expanded our service offerings and capabilities within our Other Services segment and integrated certain members of RockPile’s high caliber management team. We ended 2017 with having placed orders for an aggregate of approximately 150,000 newbuild hydraulic horsepower, representing three additional hydraulic fracturing fleets, that will increase our total hydraulic horsepower to more than 1.3 million upon expected delivery during the second and third quarters of 2018.
We are organized into two reportable segments, consisting of Completion Services, including our hydraulic fracturing and wireline divisions; and Other Services, including our cementing and drilling divisions. Our Completion Services segment accounted for 99%, 98%, and 99% of consolidated revenue during the years ended December 31, 2017, 2016 and 2015, respectively. For further discussion on financial information about our segments, see Note (22) Business Segments of Part II, “Item 8. Financial Statements and Supplementary Data.”

Completion Services segment
Our completion services are designed in partnership with our customers to enhance both initial production rates and estimated ultimate recovery from new and existing wells.
Hydraulic Fracturing.    Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid -typically a mixture of water, chemicals and proppant into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant which become lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well.
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
Other Services segment
Cementing.    Our cementing services incorporate custom engineered mixing and blending equipment to ensure precision and accuracy in providing annual isolation and hydraulic seal, while protecting fresh water zones of our customers’ zone of interest. Our cement division has the expertise to cement shallow to complex high temperature high pressure wells. We also offer engineering software and technical guidance for remedial cementing applications and acidizing to optimize the performance of our customers' wells.
Drilling.     We are equipped to provide top-hole air drilling services. Our drilling services were idled in May 2015.
Business strategy
Our principal business objective is to increase shareholder value by profitably growing our business, while providing best-in-class completion services, with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We expect to achieve this objective through:

•	capitalizing efficiently on industry recovery;

•	developing and expanding our relationships with existing and new customers;

•	continuing our industry leading safety performance and focus on the environment;

•	investing further in our robust maintenance program;

•	maintaining a conservative balance sheet to preserve operational and strategic flexibility; and

•	continuing to evaluate potential consolidation opportunities that strengthen our capabilities and create value.
For further discussion on the business strategies we plan to continue executing in 2018, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers
Our customers primarily include major integrated and large independent oil and natural gas E&P companies. For the year ended December 31, 2017, no customer represented more than 10% of our consolidated revenue. For the year ended December 31, 2016, three customers, Shell Exploration & Production, XTO Energy and Seneca Resources Corporation, individually represented more than 10% of our consolidated revenue. For the year ended December 31, 2015, four customers, EQT Production Company, XTO Energy, Shell Exploration & Production and Southwestern Energy Company, individually represented more than 10% of our consolidated revenue.
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the U.S., and our competitors include many large and small oilfield service providers, including some of the largest integrated service companies. In addition, the business segments in which we compete are highly fragmented. Our integrated hydraulic fracturing and wireline services compete with large, integrated oilfield service companies such as Halliburton Company, Schlumberger Limited, Weatherford International plc and Baker Hughes Incorporated, as well as other companies such as RPC, Inc., Superior Energy Services, Inc., C&J Energy Services, Inc., Basic Energy Services, Inc. and FTS International, Inc. Our hydraulic fracturing services also compete with Calfrac Well Services Ltd., U.S. Well Services, Patterson-UTI Energy, Inc., ProPetro Services, Inc. and Liberty Oilfield Services. We also compete regionally with a significant number of smaller service providers.
We believe the principal competitive factors in the markets we serve are our multi-basin service capability and close proximity to our customers, our technical expertise, our equipment capacity, our work force competency, our efficiency, our safety record, our reputation, our experience and our prices. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on our customer-tailored approach, our safety record, the performance and quality of our crews, our equipment and our services. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
Raw materials
We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements, such as guar (which experienced a shortage and significant price increase in 2012), could experience shortages and significant price increases in the future.
In March 2016, in connection with the acquisition of the Acquired Trican Operations, Keane received the right to use certain Trican proprietary fracking-related fluids as of the closing date of the Trican transaction, such as MVP Frac™ and TriVert™ (the “Fracking Fluids”), for Keane’s pressure pumping services to its customers. The license does not allow Keane to manufacture the Fracking Fluids, but allows Keane to purchase the Fracking Fluids from Trican’s suppliers.
The industry continues to face strain in sand supply, driven by weather-induced rail congestion, combined with mine-related issues due to rail-related output constraints, flooding impacts, delays on local mine start-ups and continued growth in demand. We are proactively managing these transitory issues facing the entire industry to limit the impact to our customers and business.

Research and Development costs
Our engineering and technology efforts are focused on providing cost-effective solutions to the challenges our customers face when fracturing and stimulating wells. We believe our Engineered Solutions Center, located in The Woodlands, Texas, enables us to support our customers’ technical specifications, by offering flexible, cost-effective design solutions that package our services with new and existing product offerings. Our Engineered Solutions Center is focused on providing (i) economical and effective fracture designs, (ii) enhanced fracture stimulation methods, (iii) next-generation fluids and technologically advanced diverting agents, such as MVP Frac™ and TriVert™, which we received the right to use as part of the Trican transaction, (iv) dust control technologies and (v) customized solutions to individual customer and reservoir requirements.
We incurred research and development costs of $3.7 million, $2.2 million and nil for the years ended December 31, 2017, 2016 and 2015, respectively.
Intellectual property
In connection with the acquisition of the Acquired Trican Operations, we acquired ownership of substantially all intellectual property relating primarily to Trican’s U.S. oilfield services business, which includes know-how, trade secrets, formulas, processes, customer lists and other non-registered intellectual property primarily used in connection with that business. Keane also entered into two fully paid-up, perpetual, non-exclusive licenses to certain intellectual property owned by Trican or its affiliates. See Part III, “Item 13. Certain Relationships and Related-Party Transactions and Director Independence-Trican Transaction” for more information. We believe the proprietary technology and engineering capabilities acquired in the Trican transaction have enhanced our integrated services solutions and better positioned our company to meet our customers’ technical demands.
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
Employees
As of December 31, 2017, we employed 2,748 people, of which approximately 80% were compensated on an hourly basis. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. While we consider our relationship with our employees to be satisfactory, disputes may arise over certain classifications of employees that are customary in the oilfield services industry. We are not aware of any other potentially adverse matters involving our employment practices.
Environmental regulation
Our operations are subject to stringent federal, state and local laws, rules and regulations relating to the oil and natural gas industry, including the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce these laws, which often require costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, expenditures associated with exposure to hazardous materials, remediation of contamination, property damage and personal injuries, imposition of bond requirements, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and clean-up costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements, including those that result in any limitation, suspension or moratorium on the services we provide, whether or not short-term in nature, by federal, state, regional or local governmental authority, could have a material adverse effect on our business, financial condition and results of operations.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund law”), and comparable state laws impose liability on certain classes of persons that are considered to be responsible for the release of hazardous or other state-regulated substances into the environment. These persons include the current or former owner or operator of the site where the release occurred and the parties that disposed or arranged for the disposal or treatment of hazardous or other state-regulated substances that have been released at the site. Under CERCLA, these persons may be subject to strict liability, joint and several liability, or both, for the costs of investigating and cleaning up hazardous substances that have been released into the environment, damages to natural resources and health studies without regard to fault. In addition, companies that incur a CERCLA liability frequently confront claims by neighboring landowners and other third parties for personal injury and property damage allegedly caused by the release of hazardous or other regulated substances or pollutants into the environment.
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, (“RCRA”) and analogous state law generally excludes oil and gas exploration and production wastes (e.g., drilling fluids, produced waters) from regulation as hazardous wastes. However, these wastes remain subject to potential regulation as solid wastes under RCRA and as hazardous waste under other state and local laws. Moreover, wastes from some of our operations (such as, but not limited to, our chemical development, blending and distribution operations, as well as some maintenance and manufacturing operations) are or may be regulated under RCRA and analogous state law under certain circumstances. Further, any exemption or regulation under RCRA does not alter treatment of the substance under CERCLA.
From time to time, releases of materials or wastes have occurred at locations we own or at which we have operations. These properties and the materials or wastes released thereon may be subject to CERCLA, RCRA, the federal Clean Water Act, the Safe Drinking Water Act (the “SDWA”) and analogous state laws. Under these laws or other laws and regulations, we have been and may be required to remove or remediate these materials or wastes and make expenditures associated with personal injury or property damage. At this time, with respect to any properties where materials or wastes may have been released, it is not possible to estimate the potential costs that may arise from unknown, latent liability risks.
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
In addition, at the direction of Congress, the EPA undertook a study of the potential impacts of hydraulic fracturing on drinking water and groundwater and issued its report in December 2016. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Similarly, other federal and state studies, such as those currently being conducted by, for example, the Secretary of Energy’s Advisory Board and the New York Department of Environmental Conservation, may recommend additional requirements or restrictions on hydraulic fracturing operations.
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
Exploration and production activities on federal lands may be subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment of the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All of our activities and our customers’ current E&P activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay the development of oil and natural gas projects.
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

The EPA has proposed and finalized a number of rules requiring various industry sectors to track and report, and, in some cases, control greenhouse gas emissions. The EPA’s Mandatory Reporting of Greenhouse Gases Rule was published in October 2009. This rule requires large sources and suppliers in the U.S. to track and report greenhouse gas emissions. In June 2010, the EPA’s Greenhouse Gas Tailoring Rule became effective. For this rule to apply initially, the source must already be subject to the Clean Air Act Prevention of Significant Deterioration program or Title V permit program; we are not currently subject to either Clean Air Act program. On November 8, 2010, the EPA finalized a rule that sets forth reporting requirements for the petroleum and natural gas industry. Among other things, this final rule requires persons that hold state permits for onshore oil and gas exploration and production and that emit 25,000 metric tons or more of carbon dioxide equivalent per year to annually report carbon dioxide, methane and nitrous oxide combustion emissions from (i) stationary and portable equipment and (ii) flaring. Under the final rule, our customers may be required to include calculated emissions from our hydraulic fracturing equipment located on their well sites in their emission inventory.
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

Safety and health regulation
Safety is our highest priority, and we believe we are among the safest service providers in the industry. For example, we achieve a total recordable incident rate, which we believe is a reliable measure of safety performance, that is substantially less than the industry average from 2013 to 2016. We believe we have an industry leading behavior-based safety program to ensure each employee understands the importance of safety.
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
Availability of filings
Our Annual reports on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our internet web site at www.keanegrp.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings. The address of that web site is https://www.sec.gov/.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at https://investors.keanegrp.com/. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;

•	geopolitical developments and political instability in oil and natural gas producing countries;

•	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the price and availability of alternative fuels and energy sources;

•	disruptions due to natural disasters, unexpected weather conditions, etc.;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing; and

•	U.S. federal, state and local and non-U.S. governmental regulations and taxes.
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
Historical prices for crude oil and natural gas have been extremely volatile and are expected to continue to be volatile. For example, since 1999, oil prices have ranged from as low as approximately $10 per barrel to over $100 per barrel. In recent years, oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a sustained decline from the highs in the latter half of 2014 as a result of an increasing global supply of oil and a decision by OPEC to sustain its production levels in spite of the decline in oil prices and slowing economic growth in the Eurozone and China. From late 2014 to second half of 2016, prices for U.S. oil weakened in response to continued high levels of production by OPEC, a buildup in inventories and lower global demand. OPEC’s recent agreement to reduce its oil production has provided upward momentum for oil and natural gas prices, but member nations may opt to not follow this agreement. Although beginning in late 2016 oil prices and natural gas prices have recovered to $60.46 per barrel and $3.69 per MMbtu, respectively, as of December 29, 2017, the volatility of our industry persists.
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
Additionally, the commercial development of economically viable alternative energy sources (such as wind, solar geothermal, tidal, fuel cells and biofuels) and fuel conservation measures could reduce demand for our services and create downward pressure on the revenue we are able to derive from such services, as they are dependent on oil and natural gas commodity prices.

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
The nature of our business makes us susceptible to legal proceedings and governmental audits and investigations from time to time. In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us could have a material adverse effect on our business, financial condition and results of operations. Similarly, any legal proceedings or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Note (18) Commitments and Contingencies of Part II, "Item 8. Financial Statements and Supplementary Data" for further discussion of our legal and environmental contingencies for the years ended December 31, 2017, 2016 and 2015.
Competition within the oilfield services industry may adversely affect our ability to market our services.
The oilfield services industry is highly competitive and fragmented and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. Our larger competitors’ greater resources could allow them to better withstand industry downturns and to compete more effectively on the basis of technology, geographic scope and retained skilled personnel. We believe the principal competitive factors in the market areas we serve are multi-basin service capability, proximity to customers, technical expertise, equipment capacity, work force competency, efficiency, safety records, reputation experience and price. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services or expand into service areas where we operate. Competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our results of operations, financial condition and prospects. Significant increases in overall market capacity have previously caused price competition and led to lower pricing and utilization levels for our services.
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
Our hydraulic fracturing fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. For example, from April 1, 2016 through December 31, 2017, we commissioned 14 hydraulic fracturing fleets to service customers at a total cost to deploy of $29.0 million, including capital expenditures. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Additionally, increased demand, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. For example, between December 8, 2017 and December 10, 2017, we placed orders for an aggregate of approximately 150,000 newbuild hydraulic horsepower representing three additional hydraulic fracturing fleets, with anticipated capital expenditures for the three fleets of approximately $115.0 million. Such demands on our capital or reductions in demand for our hydraulic fracturing fleets and other completion service related equipment and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations and may increase the cost to make our inactive fleets operational.

Until recently, we were dependent on a few customers in a single industry. The loss of one or more significant customers could adversely affect our financial condition, prospects and results of operations.
Our customers are engaged in the oil and natural gas E&P business in the U.S. Historically, we have been dependent upon a few customers for a significant portion of our revenues. For the year ended December 31, 2017, no customer represented more than 10% of our consolidated revenue. For the year ended December 31, 2016, three customers, Shell Exploration & Production, XTO Energy and Seneca Resources Corporation, individually represented more than 10% of our consolidated revenue. For the year ended December 31, 2015, four customers, EQT Production Company, XTO Energy, Shell Exploration & Production and Southwestern Energy Company, individually represented more than 10% of our consolidated revenue.
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
We have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. If demand for our hydraulic fracturing services decreases from current levels, demand for the raw materials and products we supply as part of these services will also decrease. If demand decreases enough, we could have contractual minimum commitments that exceed the required amount of goods we need to supply to our customers. In this instance, we could be required to purchase goods that we do not have a present need for, pay for goods that we do not take delivery of or pay prices in excess of market prices at the time of purchase. Additionally, our reliance on outside suppliers for some of the key materials and equipment we use in providing our services involves risks, including limited control over the price, timely delivery availability and quality of such materials or equipment. In addition to continued growth and demand for sand, some transitory factors that also can potentially affect timely delivery and availability of sand include inclement weather, flooding impacts, rail-related output constraints and delays on opening new mine sources.
Unexpected and immediate changes in the availability and pricing of raw materials, or the loss of or interruption in operations of one or more of our suppliers, could have a material adverse effect on our results of operations, prospects and financial condition.
Raw materials essential to our business are normally readily available. However, high levels of demand for raw materials, such as gels, guar, proppant and hydrochloric acid, have triggered constraints in the supply chain of those raw materials and could dramatically increase the prices of such raw materials. For example, during 2012, companies in our industry experienced a shortage of guar, which is a key ingredient in fracturing fluids. This shortage resulted in an unexpected and immediate increase in the price of guar. During 2008, our industry faced sporadic proppant shortages requiring work stoppages, which adversely impacted the operating results of several competitors. An increase in the cost of proppant as a result of increased demand or a decrease in the number of proppant providers could increase our cost of an essential raw material in hydraulic stimulation and have a material adverse effect on our business, operations, prospects and financial condition. We may not be able to mitigate any future shortages of raw materials.
New technology may cause us to become less competitive.
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. Although we believe our equipment and processes currently give us a competitive advantage, as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. Further, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition, prospects or results of operations.
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

Comprehensive tax reform bills could adversely affect our business and financial condition.
The U.S. government has enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate, additional limitations on the tax deductibility of interest, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modification or repeal of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.
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
The delivery of our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility in the energy service industry and the demanding nature of the work, workers may choose to pursue employment with our competitors or in fields that offer a more desirable work environment. Furthermore, we require full compliance with the Immigration Reform and Control Act of 1986 and other laws concerning immigration and the hiring of legally documented workers. We recognize that foreign nationals may be a valuable source of talent, but that not all foreign nationals are authorized to work for U.S. companies immediately, without first obtaining a required work authorization from the U.S. Department of Homeland Security or similar government agency. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to further expand our operations according to geographic demand for our services depends in part on our ability to relocate or increase the size of our skilled labor force. The demand for skilled workers in our areas of operations can be high, the supply may be limited and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Further, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wage rates. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.
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
Our business could be materially adversely affected by adverse weather conditions. For example, unusually warm winters could adversely affect the demand for our services by decreasing the demand for natural gas. In addition, unusually cold winters and other weather conditions could adversely affect our ability to perform our services due to delays in the delivery of products that we need to provide our services. For example, recent weather-induced rail congestion, combined with flooding impacts at suppliers’ mines, has contributed to a reduction in the availability of sands used in our operations. Our operations in arid regions can also be affected by droughts and limited access to water used in our hydraulic fracturing operations. Adverse weather can also directly impede our own operations. Repercussions of adverse weather conditions may include:

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
In light of the Trican transaction completed in March 2016 and the RockPile Acquisition completed in July 2017, our operating results only reflect the impact of the acquisition for dates after the closing of the transaction, and, therefore, comparisons with prior periods are difficult. As a result, our limited historical financial performance as the owner of the Acquired Trican Operations and RockPile may make it difficult for stockholders to evaluate our business and results of operations to date and to assess our future prospects and viability.
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
We have a significant amount of indebtedness. As of December 31, 2017, we had $275.1 million of debt outstanding, net of discounts and deferred financing costs (not including capital lease obligations). After giving effect to our borrowing base, we had approximately $199.7 million of availability under our 2017 ABL Facility.
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
We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the credit agreements that govern the 2017 ABL Facility (as defined herein) and the 2017 Term Loan Facility (as defined herein and, together with the 2017 ABL Facility, the “Senior Secured Debt Facilities”) permit us to incur additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Principal Debt Agreements” for further details.

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
See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Principal Debt Agreements” for further details.
Substantially all of our debt is variable rate and increases in interest rates could negatively affect our financing costs and our ability to access capital.
We have exposure to future interest rates based on the variable rate debt under the Senior Secured Debt Facilities and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures and working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and through borrowings under our 2017 ABL Facility, if needed. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.
Risks Related to Owning Our Common Stock
The price of our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the public offering price.
The market price for our common stock is volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including

•	the failure of securities analysts to cover, or continue to cover, our common stock, or changes in financial estimates by analysts;

•	changes in, or investors’ perception of, the hydraulic fracturing industry;

•	the activities of competitors;

•	future issuances and sales of our common stock, including in connection with acquisitions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	regulatory or legal developments in the United States;

•	litigation involving us, our industry, or both; and

•	general economic conditions.
As a result of these factors, you may not be able to resell your shares of our common stock at or above the offering price. In addition, the stock market often experiences extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of a particular company. These broad market fluctuations and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.
Keane Investor and our Sponsor control us and may have conflicts of interest with other stockholders in the future.
Keane Investor controls approximately 50.7% of our common stock. As a result, Keane Investor is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other stockholders, the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Seven of our 12 directors are employees of, appointees of, or advisors to, members of Cerberus, as described under Part III, “Item 10. Directors, Officers and Corporate Governance.” Cerberus, through Keane Investor, will also have sufficient voting power to amend our organizational documents. The interests of Cerberus may not coincide with the interests of other holders of our common stock. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to own a significant amount of the outstanding shares of our common stock through Keane Investor, Cerberus will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
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

We will continue to incur increased costs as a result of becoming a publicly traded company.
As a newly public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the New York Stock Exchange (“NYSE”). Being subject to these rules and regulations will result in additional legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place significant strain on management, systems and resources.
These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory actions and potentially civil litigation.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
•    the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•    the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
Provisions in our charter documents, certain agreements governing our indebtedness, our Stockholders’ Agreement and Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
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
In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions are as follows:
•    from and after such date that Keane Investor and its respective Affiliates (as defined in Rule 12b-2 of the Exchange Act, or any person who is an express assignee or designee of Keane Investor’s respective rights under our certificate of incorporation (and such assignee’s or designee’s Affiliates) (of these entities, the entity that is the beneficial owner of the largest number of shares is referred to as the “Designated Controlling Stockholder”) ceases to own, in the aggregate, at least 50% of the then-outstanding shares of our common stock (the “50% Trigger Date”), the authorized number of our directors may be increased or decreased only by the affirmative vote of two-thirds of the then-outstanding shares of our common stock or by resolution of our board of directors;
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
Pursuant to a limited liability company agreement entered into by Cerberus and certain other entities and individuals who agreed to co-invest with Cerberus through Keane Investor (the “Keane Investor LLC Agreement”), such appointees shall be selected by Keane Investor’s board of managers so long as Keane is a controlled company under the applicable rules of the NYSE. See Part III, “Item 13. Certain Relationships and Related-Party Transactions and Director Independence—Keane Investor Limited Liability Company Agreement.”
Our Stockholders’ Agreement (as defined herein) provides that, except as otherwise required by applicable law, from the date on which (a) Keane is no longer a controlled company under the applicable rules of the NYSE but prior to the 35% Trigger Date, Keane Investor has the right to designate a number of individuals who satisfy the Director Requirements (as defined herein) equal to one director fewer than 50% of our board of directors at any time and shall cause its directors appointed to our board of directors to vote in favor of maintaining an 11-person board of directors unless the management board of Keane Investor otherwise agrees by the affirmative vote of 80% of the management board of Keane Investor; (b) a Holder (as defined herein) has beneficial ownership of at least 20% but less than 35% of our outstanding common stock, the Holder will have the right to designate a number of individuals who satisfy the Director Requirements equal to the greater of three or 25% of the size of our board of directors at any time (rounded up to the next whole number); (c) a Holder has beneficial ownership of at least 15% but less than 20% of our outstanding common stock, the Holder will have the right to designate the greater of two or 15% of the size of our board of directors at any time (rounded up to the next whole number); and (d) a Holder has beneficial ownership of at least 10% but less than 15% of our outstanding common stock, it will have the right to designate one individual who satisfies the Director Requirements. The ability of Keane Investor or a Holder to appoint one or more directors could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
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
If Keane Investor, WDE RockPile Aggregate, LLC and three other individuals who acquired shares of our common stock in the RockPile acquisition (together with WDE RockPile Aggregate, LLC, the “RockPile Holders”) sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that Keane Investor or the RockPile Holders might sell shares of common stock could also create a perceived overhang and depress our market price. 112,243,769 shares of common stock are outstanding of which 65,579,625 shares are held by Keane Investor and the RockPile Holders.
Keane Investor and our executive officers and directors, but not the RockPile Holders, have previously agreed with certain underwriters to a “lock-up” period, meaning that such parties may not, subject to certain exceptions, sell any of their existing shares of our common stock without the prior written consent of representatives of the underwriters until at least April 17, 2018. When the lock-up agreements expire, these shares will become eligible for sale, The market price for shares of our common stock may drop when the restrictions on resale by Keane Investor lapse.
In addition, Keane Investor and the RockPile Holders have substantial demand and incidental registration rights, as described in Part III, “Item 13. Certain Relationships and Related Party Transactions—Stockholders’ Agreement.”
We may be required to make payments under our contingent value rights agreement with the RockPile Holders.
Subject to the terms and conditions of the Contingent Value Rights Agreement (the "CVR Agreement") by and among the Company, the Principal Seller and Permitted Holders (as defined in the CVR Agreement, the "RockPile Holders") entered into upon consummation of the RockPile acquisition, the RockPile Holders received non-transferable contingent value rights, which collectively entitle the RockPile Holders to receive from the Company, in certain circumstances, an aggregate payment amount of up to $20.0 million. The aggregate payment amount is contingent upon the difference between $19.00 and the trading price of Keane’s common stock in a 30-trading day period prior to April 3, 2018, the nine-month maturity date of the contingent value rights, with such amount to be reduced, in certain circumstances, to the extent the Company shares acquired by the RockPile Holder's in the RockPile acquisition are resold by the RockPile Holders prior to the maturity date. To the extent we are required to make a payment to the RockPile Holders under the CVR Agreement upon maturity, our liquidity may be adversely affected. For additional information on our obligations under the CVR Agreement, see Note (3) Acquisitions of Part II, "Item 8. Financial Statements and Supplemental Data."
If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common shares, the market price of our common stock could decline.
The trading market for our common shares likely will be influenced by the research and reports that equity and debt research analysts publish about the industry, us and our business. The market price of our common stock could decline if one or more securities analysts fail to cover our securities, if those analysts downgrade our shares or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our shares, the market price of our common stock would likely decline
Because we do not currently intend to pay dividends, our stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.
We do not currently intend to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our board of directors may, in its discretion, modify or repeal our dividend policy. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.
In addition, we are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments. Our subsidiaries’ ability to pay dividends is restricted by agreements governing their debt instruments, and may be restricted by agreements governing any of our subsidiaries’ future indebtedness. Furthermore, our subsidiaries are permitted under the terms of their debt agreements to incur additional indebtedness that may severely restrict or prohibit the payment of dividends. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”
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
We have 387,756,231 shares of common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,734,601 shares of our common stock for awards that may be issued under our Equity and Incentive Award Plan. Any common stock that we issue, including under our Equity and Incentive Award Plan or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
Our principal properties include our corporate headquarters, district offices, sales offices and our engineering and technology facility, as well as the hydraulic fracturing units and other equipment and vehicles operating out of these facilities. We believe our facilities are in good condition and suitable for our current operations. Below is a table detailing our properties in the United States as of December 31, 2017:

Location	Own/ Lease	Purpose	Service	Active/ Idle	Size (sqft/acres)

Denver, CO	Lease	Executive / Finance	N/A	Active	19,706 sqft
Houston, TX	Lease	Executive / Finance	N/A	Active	27,700 sqft
Houston, TX	Lease	Executive / Finance	N/A	Active	2,414 sqft
Pittsburgh, PA	Lease	Sales Office	Sales	Active	2,300 sqft
The Woodlands, TX	Lease	Engineering & Technology	N/A	Active	23,040 sqft
Dickinson, ND	Own	Field Operations	Hydraulic Fracturing	Active	21,772 sqft/34.9 acres
Shawnee, OK	Own	Field Operations	Hydraulic Fracturing	Active	39,100 sqft/56.1 acres
Mansfield, PA	Own	Field Operations	Hydraulic Fracturing, Wireline	Active	30,200 sqft/77.0 acres
Odessa, TX	Own	Field Operations	Hydraulic Fracturing, Wireline, Cementing	Active	97,006 sqft/40.0 acres
Springtown, TX	Own	Field Operations	Hydraulic Fracturing	Active	29,855 sqft/14.7 acres
Dickinson, ND	Lease	Field Operations	Hydraulic Fracturing	Active	33,375 sqft/9.7 acres
Williston, ND	Lease	Field Operations	Hydraulic Fracturing	Active	16,825 sqft/5.71 acres
Williston, ND	Lease	Field Operations	Hydraulic Fracturing, Wireline	Active	43,375 sqft
Mill Hall, PA	Lease	Field Operations	Hydraulic Fracturing, Wireline	Active	64,000 sqft/8.2 acres
New Stanton, PA	Lease	Field Operations	Hydraulic Fracturing, Wireline	Active	20,126 sqft/7.5 Acres
Pleasanton, TX	Lease	Field Operations	Hydraulic Fracturing	Active	10,488 acres
Alexander, ND	Lease	Field Maintenance and Storage Facility	Hydraulic Fracturing	Active	6,500 sqft/16.3 acres
Roanoke, TX	Lease	Warehouse	Hydraulic Fracturing, Wireline, Cementing	Active	49,500 sqft
Lewis Run, PA	Own	Abandoned	N/A	Idle	2,500 sqft
Mathis, TX	Own	Abandoned	Hydraulic Fracturing	Idle	66,725 sqft/47.4 acres
Oklahoma City, OK	Lease	Abandoned	Sales	Idle	3,366 sqft
Monessen, PA	Lease	Abandoned	Hydraulic Fracturing	Idle	78,220 sqft/7.9 Acres
Houston, TX	Lease	Abandoned	N/A	Idle	9,998 sqft

Item 3. Legal Proceedings
Legal Proceedings
Due to the nature of our business, we are, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to our business activities. It is our management’s opinion that although the amount of liability with respect to certain of the matters described herein cannot be ascertained at this time, any resulting liability will not have a material adverse effect individually or in the aggregate on our financial condition, cash flows or results of operations; however, there can be no assurance as to the ultimate outcome of these matters.
On December 27, 2016, two former employees filed a complaint for a proposed collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the Fair Labor Standards Act ("FLSA") and Pennsylvania law. The parties agreed to settle the claims in the first quarter of 2018 for $4.2 million. Settlement of this collective action is subject to court approval. Additionally, we are involved in a commercial dispute whereby a former customer has commenced an arbitration proceeding, captioned Halcon Operating Co., Inc. and Halcon Energy Properties, Inc. v. Keane Frac LP and Keane Frac GP, LLC, and on December 15, 2017, made a claim for contractual damages of approximately $4.0 million. The Company intends to vigorously dispute the merits of this asserted claim and plans to assert affirmative counterclaims for unpaid bills and other damages. Other than amounts previously accrued and disclosed, we are currently unable to estimate the range of loss, if any, that may result from these matters.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
References Within This Annual Report
As used in Part II of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our initial public offering (“IPO”), and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; (vi) the term "RockPile" refers to RockPile Energy Services, LLC and its consolidated subsidiaries; (vii) the term "Keane Investor" refers to Keane Investor Holdings LLC and (viii) the terms “Sponsor” or “Cerberus” refer to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds.
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
On January 25, 2017, we consummated an initial public offering of our common stock at a price of $19.00 per share. Our common stock is traded on the New York Stock Exchange under the symbol “FRAC.” Prior to that time, there was no public market for our stock. As a result, we have not set forth quarterly information with respect to the high and low prices for our common stock for periods prior to January 20, 2017, the first day our common stock traded on the NYSE.

2017
	High	Low
First Quarter (January 25, 2017 - March 31, 2017)	$22.93	$13.68
Second Quarter	$16.81	$12.42
Third Quarter	$16.92	$12.51
Fourth Quarter	$19.13	$13.63

Comparative Stock Performance Graph
The information contained in this Comparative Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Standard & Poor's 500 Stock Index, the Standard & Poor's MidCap Index, the Oilfield Service Index and a composite average of publicly traded peer companies (C&J Energy Services, Inc., Patterson-UTI Energy, Inc., RPC, Inc., Superior Energy Services, Inc. and Weatherford International plc), since January 20, 2017, the first day our common stock traded on the NYSE.
The graph assumes $100 was invested on January 20, 2017, the first day our stock was traded on the NYSE, in our common stock, the Standard & Poor's 500 Stock Index, the Standard & Poor's MidCap Index, the Oilfield Service Index and a composite of publicly traded peer companies. The cumulative total return assumes the reinvestment of all dividends. We elected to include the stock performance of a composite of our publicly traded peers as we believe it is an appropriate benchmark for our line of business/industry.
Holders
As of February 23, 2018, there were 10 shareholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
Dividends
We do not currently intend to pay dividends. We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights to receive, dividends. The declaration and payment of any future dividends will be at the sole discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations that our board of directors deems relevant. Our board of directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.
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
On February 26, 2018, we announced that our Board of Directors has authorized a stock repurchase program of up to $100 million of the Company’s outstanding common stock, with the intent of returning value to our shareholders as we continue to expect further growth and profitability. The duration of the stock buy-back program will be 12 months. The program does not obligate us to purchase any particular number of shares of common stock during any period, and the program may be modified or suspended at any time at our discretion.
Securities Authorized for Issuance Under Equity Compensation Plans
See Part II, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" for information regarding securities authorized for issuance and Issuer Purchases of Equity Securities.
No shares of our common stock were repurchased during the three months ended December 31, 2017.

Item 6. Selected Financial Data
The selected financial data for periods was derived from the audited consolidated and combined financial statements of Keane and should be read in conjunction with Part I, “Item 1A. Risk Factors,” Part II, “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations” and our audited consolidated and combined financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data."

	Year ended December 31, 2017(1)	Year ended December 31, 2016(2)	Year Ended December 31, 2015
(in thousands of dollars, except per share amounts)
Statement of Operations Data:
Revenue	$1,542,081	$420,570	$366,157
Cost of services(3)	1,282,561	416,342	306,596
Depreciation and amortization	159,280	100,979	69,547
Selling, general and administrative expenses	93,526	53,155	26,081
Gain on disposal of assets	(2,555)	(387)	(270)
Impairment	—	185	3,914
Total operating costs and expenses	1,532,812	570,274	405,868
Operating income (loss)	9,269	(149,704)	(39,711)
Other expense (income), net	13,963	916	(1,481)
Interest expense(4)	(59,223)	(38,299)	(23,450)
Total other expenses	(45,260)	(37,383)	(24,931)
Loss before income taxes	$(35,991)	$(187,087)	$(64,642)
Income tax expense	$(150)	$—	$—
Net loss	$(36,141)	$(187,087)	$(64,642)
Per Share Data(5)
Net loss per share - basic and diluted	$(0.34)	$(2.14)	$(0.74)
Weighted average number of shares - basic and diluted	106,321	87,313	87,313
Statement of Cash Flows Data:
Cash flows from operating activities	$79,691	$(54,054)	$37,521
Cash flows from investing activities	(250,776)	(227,161)	(26,038)
Cash flows from financing activities	218,122	276,633	(10,518)
Other Financial Data:
Capital expenditures(6)	$189,629	$23,545	$27,246
Adjusted EBITDA(8)	214,525	1,921	41,885
Balance Sheet Data (at end of period):
Total assets	$1,043,116	$536,940	$324,795
Long-term debt (including current portion) (7)	275,055	269,750	207,067
Total liabilities	530,024	374,688	244,635
Total members’ equity	513,092	162,252	80,160

(1)	Commencing on July 3, 2017, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of RockPile.

(2)
Commencing on March 16, 2016, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of the Acquired Trican Operations (as defined herein).

(3)	Excludes depreciation and amortization, shown separately.

(4)
Interest expense during the year ended December 31, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company (as defined herein) of its 2016 ABL Facility (as defined herein) and the Company's early debt extinguishment of its 2016 Term Loan Facility (as defined herein) and Senior Secured Notes (as defined herein).

(5)
The pro forma earnings per unit amounts have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of our Existing Owners’ membership interests for the newly-created ownership interests. The computations of earnings per unit do not consider the 15,700,000 shares of common stock newly-issued by the Company to investors in the IPO.

(6)
Capital expenditures do not include, for the year ended December 31, 2017, $116.6 million of capital expenditures related to the acquisition of RockPile and, for the year ended December 31, 2016, $205.4 million of capital expenditures related to the acquisition of the Acquired Trican Operations.

(7)	Long-term debt includes $8.1 million, $18.4 million and $8.9 million of unamortized debt discount and debt issuance costs for 2017, 2016 and 2015, respectively, and excludes capital lease obligations.

(8)
Adjusted EBITDA and Adjusted Gross Profit are Non-GAAP Measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other generally accepted accounting principles (“GAAP”) measures such as net income, operating income and gross profit. These non-GAAP financial measures exclude the financial impact of items we do not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to our results of operations may be impacted by the effects of acquisition accounting on its depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA and Adjusted Gross Profit provide helpful information to analysts and investors to facilitate a comparison of its operating performance to that of other companies.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA and Adjusted Gross Profit:

	(Thousands of Dollars) Year Ended December 31,
	2017	2016	2015
Net loss	$(36,141)	$(187,087)	$(64,642)
Depreciation and amortization	159,280	100,979	69,547
Interest expense, net	59,223	38,299	23,450
Income tax (benefit) expense(a)	150	(114)	793
EBITDA	$182,512	$(47,923)	$29,148
Acquisition, integration and expansion(b)	(4,674)	35,630	6,272
Offering-related expenses(c)	7,069	1,672	—
Commissioning costs	12,565	9,998	—
Impairment of assets(d)	—	185	3,914
Non-cash stock compensation(e)	10,578	1,985	312
Other(f)	6,475	374	2,239
Adjusted EBITDA	$214,525	$1,921	$41,885
Other income (expense)	(13,963)	(916)	$1,481
Selling, general and administrative(a)	93,526	53,271	$25,288
Management Adjustments not associated with Cost of Services	(19,128)	(26,451)	$(7,740)
Adjusted gross profit	$274,960	$27,825	$60,914

(a)
Income tax (benefit) expense as presented in the consolidated and combined statement of operations does not include the provision for Texas margin tax for 2016 and the provisions for Texas margin tax and Canadian federal tax for 2015.

(b)
Represents professional fees, integration and divestiture costs, earn-outs, lease-termination costs, severance, start-up and other costs associated with the acquisition of RockPile and the Acquired Trican Operations, organic growth initiatives and wind-down of our Canadian operations. For the year ended December 31, 2017, $1.7 million was recorded in costs of services, $10.7 million was recorded in selling, general and administrative expense, $3.3 million gain was recorded in gain on disposal of assets and $13.8 million of income was recorded in other expense, net. For the year ended December 31, 2016, $13.9 million was recorded in costs of services, $23.2 million was recorded in selling, general and administrative expenses and $0.3 million was recorded in other expense, net. For the year ended December 31, 2015, $1.1 million was recorded in costs of services, $3.5 million was recorded in selling, general and administrative expenses and $1.7 million was recorded in other expense, net.

(c)
Represents professional fees and other miscellaneous expenses related to the Organizational Transactions (defined herein), the Company's initial public offering and the sale of the Company's stock by a selling stockholder in January 2018. For the year ended December 31, 2017, $1.3 million was recorded in cost of services and $5.8 million was recorded in selling, general and administrative expense. For the year ended December 31, 2016, $1.7 million was recorded in selling, general and administrative expenses.

(d)	Represents non-cash impairment charges with respect to our long-lived assets and intangible assets.

(e)
In 2017, represents non-cash amortization of equity awards issued under Keane Group, Inc.’s Equity and Incentive Award Plan (the "Plan"). According to the Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. In 2016 and 2015, represents adjustments to the non-cash profit interests related to Keane Group Holdings, LLC. In all three years, these costs were recorded in selling, general and administrative expenses.

(f)
Represents contingency accruals related to certain litigation claims, readiness costs associated with Keane's initial internal controls design documentation for Sarbanes-Oxley compliance, using COSO 2013 framework, net gains on disposal of assets, forfeiture of deposit on hydraulic fracturing equipment purchase orders and other miscellaneous charges. For the year ended December 31, 2017, $0.8 million was recorded in gain on disposal of assets and $5.8 million was recorded in selling, general and administrative expenses. For the year ended December 31, 2016, $0.4 million was recorded in other expense, net. For the year ended December 31, 2015, $0.2 million was recorded in costs of services and $2.0 million was recorded in other expense, net.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
On January 25, 2017, we consummated an IPO of 30,774,000 shares of our common stock, of which 15,700,000 shares were offered by us and 15,074,000 shares were offered by the selling stockholder. To effectuate the IPO, we effected a series of transactions that resulted in a reorganization of our business. Specifically, among other transactions, we effected the Organizational Transactions described within Note (1) Basis of Presentation and Nature of Operations of Part II, “Item 8. Financial Statements and Supplemental Data.”
The information in this “Management’s Discussion of Analysis of Financial Condition and Results of Operations” reflects the following: (1) as it pertains to periods prior to the completion of the IPO, the accounts of Keane Group; and (2) as it pertains to the periods subsequent to the completion of the IPO, the accounts of Keane.
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “may,” “can,” “will,” “would,” “could,” “should,” the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions, as well as other value-added service offerings. Our total capacity includes approximately 1.2 million hydraulic horsepower. From our 26 currently deployable hydraulic fracturing fleets (“fleets”), 31 wireline trucks, 24 cementing pumps and other ancillary assets located in the Permian Basin, the Marcellus Shale/Utica Shale, the Eagle Ford Formation, the Bakken Formation and other active oil and gas basins, we pride ourselves on providing industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We distinguish ourselves through our partnerships with our customers, our transparency concerning value creation and our responsibilities to employees and customers.
In December 2017, we placed orders for an aggregate of approximately 150,000 newbuild hydraulic horsepower representing three additional hydraulic fracturing fleets, with anticipated capital expenditures for the three fleets of approximately $115.0 million, expected to be delivered in the second and third quarters of 2018.

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
We are organized into two reportable segments, consisting of Completion Services, which includes our hydraulic fracturing and wireline divisions and ancillary services; and Other Services, which includes our cementing and drilling divisions. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenue less segment direct and indirect cost of services, excluding depreciation and amortization. Additionally, our operations management make rapid and informed decisions, including price adjustments to offset commodity inflation and align with market, decisions to strategically deploy our existing and new fleets and real-time supply chain management decisions, by utilizing top line revenue, as well as individual direct and indirect costs on a per stage and per fleet basis.
Acquisition of RockPile
On July 3, 2017, the Company acquired 100% of the outstanding equity interests of RockPile. RockPile was a multi-basin provider of integrated well completion services in the United States, whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. The acquisition of RockPile was completed for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock and contingent value rights (“CVR”) granted pursuant to the CVR Agreement, as further described in Note (3) Acquisitions) of Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K and in the Company's Current Report on Form 8-K filed on July 3, 2017.
Through this acquisition, we expanded our existing presence in the Permian Basin and Bakken Formation by increasing our pumping capacity by more than 25%, further strengthening our position as one of the largest pure-play providers of integrated well completion services in the United States. We acquired 245,000 hydraulic horsepower at newbuild economics, eight wireline trucks, 10 cementing units and 12 workover rigs. We also acquired a high-quality customer base, with minimal overlap to our existing customer base and expanded certain service offerings and capabilities within our Other Services segment.
Subsequent to the acquisition, we sold the twelve acquired workover rigs during the third and fourth quarters of 2017.
Financial results
Revenue in 2017 totaled $1.5 billion, an increase of 267% compared to revenue in 2016 of $420.6 million. Our strong revenue growth in 2017 was driven by the following factors, (i) completion of the acquisition of RockPile, which added 245,000 hydraulic horsepower, the largest contributor to year over year growth, (ii) continued deployment of available horsepower with seven fleets commissioned and deployed in 2017 and (iii) continued execution of our pricing strategy of aligning pricing with our clients under dedicated agreements with periodic re-openers priced at market rate. We exited 2016 with 13 operating fleets and exited 2017 with 26 operating, with six fleets, including one newbuild fleet, acquired through the acquisition of RockPile. On an average basis, we operated 21.1 fleets during 2017 compared to 9.8 fleets during 2016. The revenue growth drivers for 2017 had a favorable impact on operating margins, which is calculated by dividing operating income (loss) by revenue, but headwinds in input cost inflation persisted, particularly with sand, trucking, labor, and chemicals. Consistent with our efforts to maintain and grow the supply of key commodities and skilled workforce, as influenced by market capacity, we continued to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent. We reported operating income of $9.3 million in 2017, as compared to an operating loss of $149.7 million in 2016.
We reported net loss of $36.1 million, or $0.34 per basic and diluted share, in 2017, compared to net loss of $187.1 million, or $2.14 per basic and diluted share, in 2016. Net income in 2017 includes $15.4 million of management adjustments to cost of services to arrive at Adjusted Gross Profit. Approximately $12.4 million of this amount was driven by costs for the re-commissioning of seven previously idled fleet, $1.7 million by acquisition and integration costs incurred for the acquisition of RockPile and $1.3 million by bonuses paid out to key operational employees in connection with our IPO. Approximately $34.5 million of management adjustments to selling, general and administrative expenses to arrive at Adjusted EBITDA during 2017 were driven by $10.7 million of transaction costs primarily incurred for the acquisition of RockPile, $10.6 million of non-cash compensation expense for the restricted stock units and stock options awarded to certain of our employees in connection with our IPO, $5.8 million of organizational restructuring costs and bonuses to key personnel in connection with our IPO, as well as transaction costs related to our secondary offering in 2018, $7.2 million primarily related to litigation contingencies and $0.2 million in commissioning costs. Approximately $4.1 million of management adjustments to (gain) loss on disposal of assets to arrive at Adjusted EBITDA during 2017 were related to the sale of our coiled tubing units and ancillary coiled tubing equipment, our air compressor units and idle property in Woodward, Oklahoma and Searcy, Arkansas. See Note (7) Property and Equipment, net of Part II,"Item 8. Financial Statements and Supplementary Data" for further details on these asset sales. Approximately $13.8 million of management adjustments to other income to arrive at Adjusted EBITDA during 2017 was primarily driven by $7.8 million of gain on indemnification settlements with Trican, $0.7 million due to the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition and a $5.3 million mark-to-market valuation adjustment of the CVR associated with the acquisition of RockPile.
Business outlook
Commodity prices improved significantly throughout 2017, following a period of depressed prices and activity throughout the industry downturn of 2015 and 2016. West Texas Intermediate (“WTI”) crude oil prices averaged $50.88 per barrel in 2017, compared to a low of $26.19 per barrel in February 2016. Henry Hub Natural Gas prices averaged $2.99 per MMBtu in 2017, compared to a low of $1.49 per MMBtu in March 2016. The general rebound in commodity prices has led to an increase in drilling activity across the industry, with total U.S. land rig count averaging 856 rigs in 2017, compared to an average of 486 rigs in 2016.
The increase in drilling rigs and activity, combined with the completion of previously drilled wells, has led to a significant growth in the demand for U.S. completions services. We continue to expect improvements in demand and higher leading-edge pricing for our services across our diversified footprint, as the availability of high-quality hydraulic fracturing equipment remains tight, capital expenditure for drilling and completions in the U.S. stabilizes at a higher level of activity and customers place increased focus on partnering with well-capitalized, safe and efficient service providers.
Given the energy industry's outlook for 2018 activity levels, we expect further increases in the demand for our services over the next several quarters, driven by supportive industry fundamentals, including higher commodity prices and increases in completions intensity. Across the industry, exploration and production companies are executing completion designs with greater intensity, including longer laterals, more stages per well, tighter well spacing and increased proppant loadings. We believe the availability and supply of completions services is impacted by increases in completions intensity, resulting in increases in the amount of equipment that must be utilized per job and acceleration of maintenance cycles, both of which have a tightening effect on available supply. Furthermore, given the fragmented nature of the completions services industry, combined with varying levels of asset readiness and capital availability, we expect further consolidation in the industry.

Oil and natural gas prices are significant drivers behind the pace and location of our customer activity. We actively monitor the trends in oil and natural gas prices and focus on maintaining flexibility. While commodity prices have improved throughout 2017 and into 2018, we expect volatility and uncertainty to remain in place throughout the year. This backdrop, combined with asset attrition and newbuild lead-times, should support an environment for attractive cash generation on our fleets throughout 2018.
The industry continues to face strain in sand supply, driven by weather-induced rail congestion, combined with mine-related issues due to rail-related output constraints, flooding impacts, delays on local mine start-ups and continued growth in demand. We are proactively managing these transitory issues facing the entire industry to limit the impact to our customers and business. In addition, continued tightening of the labor market could result in higher wage rates, as well as increased recruiting, hiring, onboarding and training costs.
We continue to believe in the strength of the near-term and long-term fundamentals of our business, including our high-quality, fit-for-purpose and well-maintained equipment, our financial strength and discipline and the scale and flexibility of our supply chain.
Fiscal 2017 Highlights

•	IPO: completed initial public offering and listing of common stock on NYSE

•	Utilization: deployed all idle fleets at attractive cost with full utilization

•	Newbuild: placed preemptive and strategic order for three newbuild fleets

•	Profitability: continued to increase annualized Adjusted Gross Profit per fleet

•	Mergers and acquisition: executed strategic acquisition of RockPile

•	Balance sheet: maintained and improved conservative balance sheet and liquidity

•	Portfolio optimization: sold workover rigs acquired in the acquisition of RockPile and coiled tubing assets acquired in the acquisition of the Acquired Trican Operations
Fiscal 2018 Outlook
In 2018, our principal business objective continues to be growing our business and safely providing best-in-class services in other Completion Services and Other Services segments. We expect to achieve our objective through:

•	partner and grow with customers who focus their efforts on high-efficiency completions jobs under dedicated agreements;

•	allocate our assets to maximize utilization and returns, including diversification of geography and commodity;

•	improve profitability of fully-utilized fleets through increased leading-edge pricing and efficiencies;

•	leverage our flexible and scalable logistics infrastructure to provide assurance of timely supply at lowest landed cost;

•	leverage our platform to identify, retain and promote talent to sustain growth and support operational excellence;

•	pursue expansion opportunities for our cementing assets;

•	maintain agreements with our existing strategic suppliers and identify and develop relationships with additional strategic suppliers to ensure continuity of supply;

•	maintain our conservative and flexible capital position, supporting continued growth and maintenance of active equipment; and

•	explore potential opportunities for mergers or acquisitions, focused on portfolio expansion and market opportunities.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations” herein.
Financial markets, liquidity, and capital resources
On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters’ exercise of their overallotment option. The IPO proceeds to the Company, net of underwriters’ fees and capitalized cash payments of $4.8 million for professional services and other direct IPO related activities, was $255.5 million. The net proceeds were used to fully repay KGH Intermediate Holdco II, LLC (“Holdco II”)’s 2016 Term Loan Facility balance of $99.0 million and the associated prepayment premium of $13.8 million, and to repay $50.0 million of its 12% secured notes due 2019 (“Senior Secured Notes”) and the associated prepayment premium of approximately $0.5 million. The remaining proceeds were used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
On February 17, 2017, we also obtained a $150.0 million asset-based revolving credit facility ("2017 ABL Facility"), replacing our pre-existing $100.0 million asset-based revolving credit facility. On December 22, 2017, our 2017 ABL Facility was amended to increase the commitments thereunder by $150.0 million, for total commitments of $300.0 million.
On March 15, 2017, we obtained a $150.0 million term loan facility (the “2017 Term Loan Facility”). We used the proceeds from our 2017 Term Loan Facility to fully repay our Senior Secured Notes. On July 3, 2017, we secured $135.0 million in incremental term loans under an incremental term loan facility (the “Incremental Term Loan Facility” and together with the 2017 Term Loan Facility, the “New Term Loan Facility”), which are subject to substantially the same terms as the outstanding initial term loans under the 2017 Term Loan Facility. The majority of the proceeds from the incremental term loans was used to fund our acquisition of 100% of the outstanding equity interests of RockPile. As a result of entering into the Incremental Term Loan Facility, we expect our average annualized interest expense to increase from $12.4 million to $23.6 million.
At December 31, 2017, we had approximately $96.1 million of cash available. We also had $199.7 million available under our asset-based revolving credit facility as of December 31, 2017, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including for capital expenditures and working capital investments.
On January 17, 2018, our Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering of shares of our common stock on behalf of Keane Investor (the "selling stockholder"), pursuant to which 15,320,015 were registered and sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters' over-allotment option), at a price to the public of $18.25 per share. We did not sell any common stock in, and did not receive any of the proceeds from, the secondary offering. Following completion of the secondary offering, Keane Investor owns approximately 50.7% of the Company's outstanding common stock. We incurred $1.2 million of transaction costs related to the secondary offering in 2017, which were included under selling, general and administrative expenses within the consolidated and combined statement of operations. We anticipate we will incur approximately $12.9 million of transactions costs related to the secondary offering in 2018, primarily related to the payment of underwriting discounts and commissions payable by the Company.
For additional information on market conditions and our liquidity and capital resources, see “Liquidity and Capital Resources,” and “Business Environment and Results of Operations” herein.
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the Eagle Ford Formation and the Bakken Formation. These regions are expected to account for approximately 70% of all new horizontal wells anticipated to be drilled during 2018 and 2019. In addition, the high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers in the Permian Basin, Eagle Ford Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the United States. According to Spears & Associates, the Permian Basin, Eagle Ford Basin and the Marcellus Shale/Utica Shale are expected to account for 61% of total active rigs in the U.S. during 2018 through 2022 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with an 166% increase in rig count from their combined May 2016 low of 194 to 516 as of December 31, 2017.
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
The following table shows the average oil and natural gas prices for WTI and Henry Hub natural gas:

	Year Ended December 31,
	2017	2016	2015
Oil price - WTI(1)	$50.88	$43.14	$48.69
Natural gas price - Henry Hub(2)	2.99	2.52	2.63
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31,
Product Type	2017	2016	2015
Oil	703	408	750
Natural Gas	172	100	227
Other	1	1	1
Total	876	509	978

	Year Ended December 31,
Drilling Type	2017	2016	2015
Horizontal	736	400	744
Vertical	70	60	139
Directional	70	49	95
Total	876	509	978

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
Following a trough in early 2016, oil prices and natural gas prices have recovered to $60.46 and $3.69, respectively, or approximately 131% and 148%, respectively, as of December 29, 2017, from their lows in early 2016 of $26.19 and $1.49, respectively. The US Energy Information Administration (the “EIA”) projects WTI spot prices to average $56.0 and $57.0 and Henry Hub natural gas prices to average $2.88 and $2.92 in 2018 and 2019, respectively.
With the rebound in commodity prices from their lows in early 2016, drilling and completion activity has continued to increase in 2017, with U.S. active rig count in December 2017 more than doubling the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near and immediate term, and market volatility has continued to persist. Despite this market volatility, we continue to experience increased demand for our services and believe we are in a more stable demand environment than existed during the above-mentioned market decline.
The EIA projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. Global liquids demand is expected to increase by approximately 1.0 million barrels per day from 2017 to 2018. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) expectations of continued growth in the U.S. gross domestic product; (ii) an increased likelihood that regulatory and legislative initiatives regarding domestic carbon emissions policy will drive greater demand for cleaner burning fuels such as natural gas; (iii) increased acceptance of natural gas as a clean and abundant domestic fuel source that can lead to greater energy independence of the U.S. by reducing its dependence on imported petroleum; (iv) the emergence of low-cost natural gas shale developments; and (v) continued growth in electricity generation from intermittent renewable energy sources, primarily wind and solar energy, for which natural-gas-fired generation is a logical back-up power supply source. Natural gas demand in North America is expected to increase by approximately 6.9 billion cubic feet per day from 2017 to 2018.
Across the industry, customers are executing well designs with increased sand tonnage pumped to help supersize their wells to increase well productivity. This increase in sand tonnage pumped has led to a significant tightening in the market for sand and sand transportation. Coras Research, LLC forecasts that average proppant pumped per horizontal well will increase 18% to 14.4 million pounds by 2019 from an estimated 12.2 million pounds in 2017.

RESULTS OF OPERATIONS IN 2017 COMPARED TO 2016
Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$1,527,287	$410,854	99%	98%	$1,116,433	272%
Other Services	14,794	9,716	1%	2%	5,078	52%
Revenue	1,542,081	420,570	100%	100%	1,121,511	267%
Completion Services	1,269,263	401,891	82%	96%	867,372	216%
Other Services	13,298	14,451	1%	3%	(1,153)	(8%)
Costs of services (excluding depreciation and amortization, shown separately)	1,282,561	416,342	83%	99%	866,219	208%
Completion Services	258,024	8,963	17%	2%	249,061	2,779%
Other Services	1,496	(4,735)	0%	(1%)	6,231	(132%)
Gross profit	259,520	4,228	17%	1%	255,292	6,038%
Depreciation and amortization	159,280	100,979	10%	24%	58,301	58%
Selling, general and administrative expenses	93,526	53,155	6%	13%	40,371	76%
(Gain) on disposal of assets	(2,555)	(387)	0%	0%	(2,168)	560%
Impairment	—	185	0%	0%	(185)	(100%)
Operating income (loss)	9,269	(149,704)	1%	(36%)	158,973	(106%)
Other income, net	13,963	916	1%	0%	13,047	1,424%
Interest expense	(59,223)	(38,299)	(4%)	(9%)	(20,924)	55%
Total other expenses	(45,260)	(37,383)	(3%)	(9%)	(7,877)	21%
Income tax expense	(150)	—	0%	0%	(150)	0%
Net income (loss)	$(36,141)	$(187,087)	(2%)	(44%)	$150,946	(81%)

Revenue.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue in 2017 increased by $1.1 billion, or 267%, to $1.5 billion from $420.6 million in 2016. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $1.1 billion, or 272%, to $1.5 billion in 2017 from $410.9 million in 2016. This change was primarily attributable to a 105% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of RockPile and our acquisition of the majority of the U.S. assets and assumptions of certain liabilities of Trican Well Service, L.P. (the “Acquired Trican Operations”), as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets. In addition, annualized revenue per deployed fleet increased 81%.
Other Services:     Other Services segment revenue increased by $5.1 million, or 52%, to $14.8 million in 2017 from $9.7 million in 2016. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile. Revenue in 2017 was earned in our cementing and workover divisions and revenue in 2016 was earned in our cementing and coiled tubing divisions. We idled our coiled tubing division in

December 2016 and divested of our coiled tubing assets during the fourth quarter of 2017. We divested of our workover assets during the third and fourth quarters of 2017.
Cost of services.     Cost of services in 2017 increased by $866.2 million, or 208%, to $1.3 billion from $416.3 million in 2016. This change was driven by several factors including (i) higher activity in the Completion Services segment (as discussed above under Revenue), (ii) price inflation in our key input costs, including labor, sand and sand trucking, (iii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, such as zipper designs, (iv) an increase in fleets working twenty-four hour operations and (v) rapid deployment and commissioning of our idle fleets. In 2017, we incurred $12.4 million of fleet commissioning costs, $1.7 million of acquisition and integration costs associated with the acquisition of RockPile and $1.3 million for bonuses paid out to key operational employees in connection with our IPO. In 2016, we had management adjustments of $13.9 million primarily related to acquisition and integration costs associated with the acquisition of the Acquired Trican Operations and $10.0 million primarily related to commissioning of our idle fleets. Cost of services as a percentage of total revenue in 2017 was 83%, which represented a decrease of 16% from 99% in 2016. Excluding the above-mentioned management adjustments, total cost of services was $1.27 billion and $392.4 million in 2017 and 2016 or 82% and 93% of revenue, respectively, a decrease as a percentage of revenue of 11%.
Cost of services, as a percentage of total revenue is presented below:

	Year Ended December 31,
Description	2017	2016	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	83%	98%	(15)%
Other Services	90%	149%	(59)%
Total cost of services as a percentage of total revenue	83%	99%	(16)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $867.4 million, or 216%, to $1.3 billion in 2017 from $401.9 million in 2016. As a percentage of segment revenue, total cost of services was 83% and 98%, in 2017 and 2016, respectively, a decrease as a percentage of revenue of 15%. This change in cost of services was driven by (i) higher activity (as discussed above under Revenue), (ii) price inflation in our key input costs, including sand and trucking, (iii) increased maintenance costs associated with increased service intensity and higher-pressure jobs and (iv) rapid deployment and commissioning of our idle fleets. In 2017, we incurred $11.6 million of fleet commissioning costs, $1.7 million of acquisition and integration costs associated with the acquisition of RockPile and $1.3 million for bonuses paid out to key operational employees in connection with our IPO. In 2016, we had management adjustments of $13.5 million primarily related to acquisition and integration costs associated with the acquisition of the Acquired Trican Operations and $9.3 million primarily related to commissioning of our idle fleets. Excluding the above-mentioned management adjustments, Completion Services segment cost of services were $1.25 billion and $379.1 million in 2017 and 2016, or 82% and 92% of segment revenue, respectively, a decrease as a percentage of revenue of 10%.
Other Services:     Other Services segment cost of services decreased by $1.2 million, or 8%, to $13.3 million in 2017 from $14.5 million in 2016. This change in cost of services was primarily attributable to the idling of our cementing and coiled tubing divisions in April 2016 and December 2016, respectively, partially offset by the acquisition of Other Services divisions from RockPile. In 2017, we incurred management adjustments of $0.8 million of commissioning costs related to ramping our idle cementing assets in response to increased customer demand and $0.05 million of acquisition and integration costs associated with the acquisition of RockPile. In 2016, we incurred management adjustments of $0.7 million in commissioning costs and $0.4 million in acquisition and integration costs associated with the Acquired Trican Operations. Excluding the above-mentioned management adjustments, Other Services segment cost of services was $12.4 million and $13.4 million in 2017 and 2016, or 84% and 138% of segment revenue, respectively, a decrease as a percentage of revenue of 54%.
Depreciation and amortization.     Depreciation and amortization expense increased by $58.3 million, or 58%, to $159.3 million in 2017 from $101.0 million in 2016. This change was primarily attributable to depreciation of additional equipment purchased in 2017 to recondition existing fleets and the acquisition of the RockPile assets.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $40.4 million, or 76%, to $93.5 million in 2017 from $53.2 million in 2016. This change in SG&A was primarily related to non-cash amortization expense of equity awards issued under our Equity and Incentive Award Plan in 2017 and transactions driving overall company growth associated with the acquisition of RockPile. SG&A as a percentage of total revenue was 6% in 2017 compared with 13% in 2016. Total management adjustments were $34.5 million in 2017, driven by $10.7 million of transaction costs primarily incurred for the acquisition of RockPile, $10.6 million of non-cash compensation expense for the restricted stock units and stock options awarded to certain of our employees in connection with our IPO, $5.8 million of organizational restructuring costs and bonuses to key personnel in connection with our IPO, as well as transaction costs related to our secondary offering in 2018, $7.2 million primarily related to litigation contingencies and $0.2 million related to acquisition and integration costs associated with the acquisition of RockPile. Management adjustments in 2016 were $26.9 million, primarily driven by $23.2 million of transaction costs and lease exit costs related to the integration of the Acquired Trican Operations, $2.0 million in non-cash compensation expense of our unit-based awards and $1.7 million in IPO-readiness costs. Excluding these management adjustments, SG&A expense was $59.0 million and $26.3 million in 2017 and 2016, respectively, which represents an increase of 124%.
Gain on disposal of assets.     Gain on disposal of assets in 2017 increased by $2.2 million, or 560%, to a gain of $2.6 million in 2017 from a gain of $0.4 million in 2016. This change was primarily attributable to the sale of our coiled tubing units and ancillary coiled tubing equipment, our air compressor units and idle property in Woodward, Oklahoma and Searcy, Arkansas.
 Other income (expense), net.     Other income (expense), net, in 2017 increased by $13.0 million, or 1,424%, to income of $14.0 million in 2017 from income of $0.9 million in 2016. This change is primarily due to $7.8 million of gain on indemnification settlements with Trican, $0.7 million due to the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition and a $5.3 million mark-to-market valuation adjustment of the contingent value rights granted by the Company in connection with the acquisition of RockPile.
 Interest expense, net.     Interest expense, net of interest income, increased by $20.9 million, or 55%, to $59.2 million in 2017 from $38.3 million in 2016. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million, incurred in connection with the refinancing of our asset-based revolving credit facility and debt extinguishment of our 2016 Term Loan Facility and Senior Secured Notes. This increase was offset by lower interest expense under our New Term Loan Facility, which replaced our 2016 Term Loan Facility and Senior Secured Notes that bore higher interest rates.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations in 2017 was (0.53)%. The effective rate is primarily made up of a tax benefit derived from the current period operating income offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets.
Net loss.     Net loss was $36.1 million in 2017, as compared with net loss of $187.1 million in 2016. The decrease from the net loss in 2016 is due to the changes in revenue and expenses discussed above.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2016	2015	2016	2015	$	%
Completion Services	$410,854	$363,820	98%	99%	$47,034	13%
Other Services	9,716	2,337	2%	1%	7,379	316%
Revenue	420,570	366,157	100%	100%	54,413	15%
Completion Services	401,891	305,036	96%	83%	96,855	32%
Other Services	14,451	1,560	3%	0%	12,891	826%
Cost of services (excluding depreciation and amortization, shown separately)	416,342	306,596	99%	84%	109,746	36%
Completion Services	8,963	58,784	2%	16%	(49,821)	(85%)
Other Services	(4,735)	777	(1%)	0%	(5,512)	(709%)
Gross profit	4,228	59,561	1%	16%	(55,333)	(93%)
Depreciation and amortization	100,979	69,547	24%	19%	31,432	45%
Selling, general and administrative expenses	53,155	26,081	13%	7%	27,074	104%
(Gain) on disposal of assets	(387)	(270)	0%	0%	(117)	43%
Impairment	185	3,914	0%	1%	(3,729)	(95%)
Operating loss	(149,704)	(39,711)	(36%)	(11%)	(109,993)	277%
Other income, net	916	(1,481)	0%	0%	2,397	(162%)
Interest expense	(38,299)	(23,450)	(9%)	(6%)	(14,849)	63%
Total other expenses	(37,383)	(24,931)	(9%)	(7%)	(12,452)	50%
Income tax expense	—	—	0%	0%	—	—%
Net loss	$(187,087)	$(64,642)	(44%)	(18%)	$(122,445)	189%

Revenue.     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue in 2016 increased by $54.4 million, or 15%, to $420.6 million from $366.2 million in 2015. This change in revenue by reportable segment is discussed below.
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
Other Services:     Other Services segment revenue increased by $7.4 million, or 316%, to $9.7 million in 2016 from $2.3 million in 2015. The change was primarily attributable to revenues from the coiled tubing and cementing divisions acquired in connection with the Acquired Trican Operations in 2016. This increase was offset by a $2.3 million reduction in revenues from the drilling division, which was idled in May 2015, as a result of the significant decrease in rig count.
Cost of services.     Cost of services in 2016 increased by $109.7 million, or 36%, to 416.3 million from $306.6 million in 2015. This increase was driven by higher activity in the Completion Services segment, increased costs in connection with a prolonged completion timeline driven by customer completion delays and increased maintenance costs associated with higher-pressure jobs. In addition, in 2016, we had one-time costs of $23.9 million, consisting of acquisition and integration costs of approximately $13.9 million associated with the Acquired Trican Operations and commissioning costs of approximately $10.0 million, including labor and maintenance, to deploy idle hydraulic fracturing fleets and coiled tubing units acquired from Trican. These increases were partially offset by our cost saving initiatives as described below. Costs of services as a percentage of total revenue for in 2016 was 99%, which represented an increase of 15% from 2015. Excluding one-time costs of $23.9 million (described above) and $1.4 million in 2016 and 2015, respectively, total costs of services was $392.4 million and $305.2 million in 2016 and 2015, or 93% and 83% of revenue, respectively, an increase as a percentage of revenue of 10%.
Cost of services, as a percentage of total revenue is presented below:

	Year Ended December 31,
Description	2016	2015	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	98%	84%	14%
Other Services	149%	67%	82%
Total cost of services as a percentage of total revenue	99%	84%	15%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $96.9 million, or 32%, to $401.9 million in 2016 from $305.0 million in 2015. As a percentage of segment revenue, total cost of services was 99% and 84%, in 2016 and 2015, respectively, an increase as a percentage of revenue of 15%. The increase in segment cost of services was driven by higher activity coupled with longer lateral segments and increased proppant volume and increased maintenance costs associated with higher-pressure jobs. In addition, in 2016, we had one-time costs of $22.8 million, consisting of acquisition and integration costs of approximately $13.5 million associated with the Acquired Trican Operations and commissioning costs of approximately $9.3 million, including labor and maintenance, to deploy idle hydraulic fracturing fleets acquired from Trican. These increases were partially offset by cost saving initiatives to drive down supply and material costs through negotiated price concessions from vendors, management of labor costs and our fixed cost structure through facility consolidation and other cost saving initiatives related to shipping and equipment costs. Excluding one-time costs of $22.8 million and $0.9 million in 2016 and 2015, respectively, Completion Services segment costs of services was $379.1 million and $304.2 million in 2016 and 2015, or 92% and 84% of segment revenue, respectively, an increase as a percentage of revenue of 8%.
Other Services:     Other Services segment cost of services increased by $12.9 million, or 826%, to $14.5 million in 2016 from $1.6 million in 2015. The increase was primarily attributable to cost of services in connection with the deployment of, and increased headcount related to, our coiled tubing and cementing operations acquired from Trican, which included one-time integration and commissioning costs of $1.1 million. This increase was partially offset by the $0.6 million decrease of cost of services related to the idling of our drilling services in May 2015. We idled our cementing services and coiled tubing division in April 2016 and December 2016, respectively. All associated overhead has been re-allocated to the Completion Services segment or eliminated. Excluding one-time costs of $1.1 million in 2016 described above, and $0.5 million in 2015, Other Services segment costs of services was $13.3 million and $1.1 million in 2016 and 2015, or 137% and 46% of segment revenue, respectively, which is an increase as a percentage of segment revenue of 91%. This increase was a result of unfavorable absorption of fixed costs on low revenue as coiled tubing was a new division acquired as part of the Acquired Trican Operations.
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
Selling, general and administrative expense.     SG&A expense increased by $27.1 million, or 104%, to $53.2 million in 2016 from $26.1 million in 2015. The increase in SG&A expense is related to increased headcount, property taxes and insurance associated with a larger asset base as a result of the Acquired Trican Operations. SG&A as a percentage of total revenue was 13% in 2016 compared with 7% in 2015. Total one-time charges were $26.9 million in 2016 and $3.8 million in 2015, which were primarily related to the acquisition and integration of the Acquired Trican Operations and professional fees incurred in connection with the IPO. These costs were partially offset by a decrease in SG&A expenses of our Canadian subsidiary due to $2.5 million of wind-down costs incurred during 2015, which were no longer recurring during 2016. Excluding one-time costs of $26.9 million and $3.8 million described above, SG&A expense was $26.3 million and $22.3 million in 2016 and 2015, respectively, which represents an increase of 18% primarily driven by the acquisition of the Acquired Trican Operations.
Gain on disposal of assets.     Gain on disposal of assets, in 2016 increased by $0.1 million, or 43%, to a gain of $0.4 million in 2016 from gain of $0.3 million in 2015.
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
 Other income (expense), net.     Other income (expense), net, in 2016 increased by $2.4 million, or 162%, to income of $0.9 million in 2016 from expense of $1.5 million in 2015. This increase in was primarily driven by an expense recognized in 2015 related to the forfeiture of a $1.7 million deposit due to the cancellation of a hydraulic fracturing equipment purchase order, which was no longer recurring during 2016.
 Interest expense, net.     Interest expense, net of interest income, increased by $14.8 million, or 63%, to $38.3 million in 2016 from $23.5 million in 2015. This increase was primarily attributable to a $4.9 million increase in interest expense on our Senior Secured Notes due to an increase in the interest rate in accordance with the modified terms of the agreement governing the Senior Secured Notes; $7.0 million interest expense incurred on the 2016 Term Loan Facility in connection with the Trican acquisition; $1.8 million of unrealized and realized losses related to an interest rate swap derivative with all changes in its fair value being recognized within other expenses starting from March 2016, which is the date when hedge accounting was discontinued; and a $3.1 million increase in amortization of debt issuance costs and higher commitment fees incurred on the 2016 ABL Facility. These increases were partially offset by $1.7 million decrease in interest expense as a result of the forgiveness of interest on a $20 million related party loan with KG Fracing Acquisition Corp. and S&K Management Services, LLC, on March 16, 2016.
Net loss.     Net loss was $187.1 million in 2016, as compared with net loss of $64.6 million in 2015. This increase in net loss is due to the changes in revenue and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (18) (Commitments and Contingencies) to the consolidated and combined financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.
As of December 31, 2017, we had $96.1 million of cash and $278.5 million of debt, compared to $48.9 million of cash and $272.7 million of debt as of December 31, 2016. In 2017, 2016 and 2015, we had capital expenditures of $189.6 million, $23.5 million and $27.2 million, respectively, exclusive of the cash payment attributable to the acquisition of RockPile on July 3, 2017 of $116.6 million or the Acquired Trican Operations on March 16, 2016 of $203.9 million.

	(Thousands of Dollars)
	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used) in operating activities	$79,691	$(54,054)	$37,521
Net cash used in investing activities	$(250,776)	$(227,161)	$(26,038)
Net cash provided by (used in) financing activities	$218,122	$276,633	$(10,518)

Significant sources and uses of cash during 2017
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities in 2017 of $79.7 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment. We also had proceeds of $2.1 million and $4.2 million from the indemnification settlement with Trican and our insurance company related to the acquisition of the Acquired Trican Operations. See Note (18) (Commitments and Contingencies) of Part II, "Item 8. Financial Statements and Supplementary Data" to the consolidated and combined financial statements.

•	Investing activities:

–
Total proceeds of $30.6 million from the sale of assets relating to our facilities in Woodward, Oklahoma and Searcy, Arkansas, certain air compressor units, coiled tubing assets and the twelve workover rigs acquired in the acquisition of RockPile. See Note (7) (Property and Equipment, net) of Part II, "Item 8. Financial Statements and Supplementary Data" to the consolidated and combined financial statements.

•	Financing activities:

–
Cash provided from IPO proceeds, $255.5 million. See Note (1)(a) Initial Public Offering of Part II, "Item 8. Financial Statements and Supplementary Data" to the consolidated and combined financial statements.

–
The 2017 Term Loan Facility, entered into on March 15, 2017, provided for $145.0 million, net of associated origination and other transactions fees. Proceeds received were primarily used to fully repay our Senior Secured Notes. See Note (8) Long-Term Debt of Part II, "Item 8. Financial Statements and Supplementary Data" to the consolidated and combined financial statements.

–	The Incremental Term Loan Facility, entered into on July 3, 2017, provided for $131.1 million, net of associated origination and other transaction fees. Proceeds received were primarily used to fund the acquisition of RockPile. See Note (8) (Long-Term Debt) of Part II, "Item 8. Financial Statements and Supplementary Data" to the consolidated and combined financial statements.
Uses of cash:

•	Investing activities:

–	Cash consideration of $116.6 million associated with the acquisition of RockPile, inclusive of a $7.8 million net working capital settlement.

–
Cash used for capital expenditures of $164.4 million, associated with maintenance capital spend on active fleets, commissioning costs associated with the deployment of our idle fleets, the newbuild acquired as part of the acquisition of RockPile and deposits on new equipment. This activity primarily related to our Completion Services segment.

•
Financing activities: Cash used to repay our debt facilities, including capital leases but excluding interest, in 2017 was $310.8 million. We used a portion of our IPO proceeds and the proceeds of the 2017 Term Loan Facility to repay our 2016 Term Loan Facility and Senior Secured Notes.

Significant sources and uses of cash during the twelve months ended December 31, 2016
Sources of cash:

•	Investing activities: Total net proceeds of $0.7 million primarily related to the sale of assets from our idled drilling division within our Other Services segment.

•
Financing activities: Net cash provided from a capital contribution from shareholders of $200.0 million and the net proceeds from our 2016 Term Loan Facility of $91.2 million. See Note (8) (Long-Term Debt) of Part II, "Item 8. Financial Statements and Supplementary Data" to the consolidated and combined financial statements.

Uses of cash:

•
Operating activities: Net cash used in operating activities of $54.1 million was primarily attributable to competitive pricing pressure as a result of market conditions, combined with the acquisition, integration and commissioning costs of approximately $47.3 million associated with the acquisition of the Acquired Trican Operations.

•	Investing activities:

–	Cash consideration of $205.4 million associated with the acquisition of the Acquired Trican Operations.

–	Cash used for capital expenditures of $23.5 associated with maintenance capital spend on active fleets, commissioning costs associated with the deployment of our idle fleets.

•	Financing activities: Cash used to repay and service our debt facilities, including prepayment penalties and capital leases but excluding interest, in 2016 was $8.8 million.
Significant sources and uses of cash during the twelve months ended December 31, 2015
Sources of cash:

•
Operating activities: Net cash provided by operating activities of $37.5 million was primarily attributable to positive operating results generated by our Completion Services segment, as well as cash generated by working capital changes.

•	Investing activities: Total net proceeds of $1.3 million primarily related to the sale of assets from our idled drilling division within our Other Services segment.
Uses of cash:

•
Investing activities: Net cash used for investing activities of $27.2 million was primarily related to final payments upon delivery for our newbuild fleet, coupled with maintenance capital expenditures to support our active fleets.

•
Financing activities: Net cash used in financing activities was primarily related to repay and service our debt facilities, including capital leases but excluding interest, of $6.9 million and a final contingent consideration payment of $2.5 million made in February 2015 in connection with the acquisition of Ultra Tech Frac Services, LLC.

Future sources and use of cash
Capital expenditures for 2018 will be related to maintenance capital spend to support our existing active fleets and the completion of the three newbuild hydraulic fracturing fleets of approximately 150,000 hydraulic horsepower and three wireline spreads, which are anticipated to be delivered in the second and third quarters of 2018. We anticipate our capital expenditures will be funded by cash flows from operations. We currently estimate that our capital expenditures for 2018 will range between $230.0 million and $240.0 million.
Debt service for the twelve months period ended December 31, 2018 is projected to be $31.5 million. We anticipate our debt service will be funded by cash flows from operations.
On February 26, 2018, we announced that our Board of Directors has authorized a stock repurchase program of up to $100.0 million of the Company’s outstanding common stock, with the intent of returning value to our shareholders as we continue to expect further growth and profitability. The duration of the stock buy-back program will be 12 months. The program does not obligate us to purchase any particular number of shares of common stock during any period, and the program may be modified or suspended at any time at our discretion.
Other factors affecting liquidity
Financial position in current market. As of December 31, 2017, we had $96.1 million of cash and a total of $199.7 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, contingent liabilities and stock repurchase.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.0 million of letters of credit were outstanding as of December 31, 2017.
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

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of December 31, 2017.

(Thousands of Dollars) Contractual obligations	Total	2018	2019-2021	2022-2024	2025+
Long-term debt, including current portion(1)	$283,200	$2,850	$8,550	$271,800	$—
Estimated interest payments(2)	108,841	23,559	70,726	14,556	—
Capital lease obligations(3)	8,518	3,633	4,885	—	—
Operating lease obligations(4)	47,572	16,173	26,608	4,791	—
Purchase commitments(5)	211,957	133,070	78,887	—	—
Equity method investment	1,138	1,138	—	—	—
Legal contingency	4,250	4,250	—	—	—
	$665,476	$184,673	$189,656	$291,147	$—

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our New Term Loan Facility. In addition, these amounts exclude $8.1 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of December 31, 2017 and include interest related to the New Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate (“LIBOR”).

(3)
Capital lease obligations consist of obligations on our capital leases of hydraulic fracturing equipment with CIT Finance LLC and light weight vehicles with ARI Financial Services Inc and includes interest payments.

(4)
Operating lease obligations are related to our real estate, rail cars and light duty vehicles with ARI Financial Services Inc, Enterprise FM Trust, PNC Bank, Anderson Rail Group, CIT Bank, Compass Rail VIII, SMBC Rail Services and Trinity Industries Leasing Company.

(5)
Purchase commitments primarily relate to our agreements with vendors for sand purchases and deposits on equipment. The purchase commitments to sand suppliers represent our annual obligations to purchase a minimum amount of sand from vendors. If the minimum purchase requirement is not met, the shortfall at the end of the year is settled in cash or, in some cases, carried forward to the next year.

Principal Debt Agreements
2017 ABL Facility
On February 17, 2017, Keane Group Holdings, LLC, Keane Frac, LP and KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes an ABL Borrower under the 2017 ABL Facility (as defined herein) in accordance with the terms thereof, collectively, the “ABL Borrowers”) and the ABL Guarantors (as defined below) entered into an asset-based revolving credit agreement (the “February 2017 ABL Facility”) with each lender from time to time party thereto (the “2017 ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent. The following is a summary of the material provisions of the 2017 ABL Facility. It does not include all of the provisions of the 2017 ABL Facility, does not purport to be complete and is qualified in its entirety by reference to the 2017 ABL Facility described.
Structure. As of September 30, 2017, the February 2017 ABL Facility provided for a $150.0 million revolving credit facility (with a $20.0 million sub-facility for letters of credit), subject to a borrowing base (as described below). On December 22, 2017, we entered into an amended and restated February 2017 ABL Facility (the “Amended 2017 ABL Facility and, together with the February 2017 ABL Facility, the “2017 ABL Facility”). The Amended 2017 ABL Facility among other things, increased the total amount of aggregate commitments by an additional $150.0 million. As a result, the 2017 ABL Facility provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base (as described below). In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million.

Maturity. The loans arising under the initial commitments under the 2017 ABL Facility mature on December 22, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Borrowing Base. Pursuant to the terms of the 2017 ABL Facility, the amount of loans and letters of credit available under the 2017 ABL Facility is limited to, at any time of calculation, an amount equal to (a) 85% multiplied by the amount of eligible billed accounts; plus (b) 80% multiplied by the amount of eligible unbilled accounts; provided, that the amount attributable to clause (b) may not exceed 20% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (c)); plus (c) the lesser of (i) 70% of the cost and (ii) 85% of the appraised value of eligible inventory and eligible frac iron; provided, that the amount attributable to clause (c) may not exceed 15% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (b)); minus (d) the then applicable amount of all reserves.
Interest. Pursuant to the terms of the 2017 ABL Facility, amounts outstanding under the 2017 ABL Facility bear interest at a rate per annum equal to, at Keane Group’s option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.75% or (z) if the average excess availability is greater than or equal to 66%, 0.50%, or (b) the adjusted London Interbank Offered Rate (“LIBOR”) rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 2.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.75% or (z) if the average excess availability is greater than or equal to 66%, 1.50%. The average excess availability is set on the first day of each full fiscal quarter ending after December, 22, 2017. On or after June 22, 2018, at any time when Consolidated EBITDA (as defined herein) as of the then most recently ended four fiscal quarters for which financial statements are required to be delivered is greater than or equal to $250.0 million, the applicable margin will be reduced by 0.25%; provided that if Consolidated EBITDA is less than $250.0 million as of a later four consecutive fiscal quarters, the applicable margin will revert to the levels set forth above.
Guarantees. Subject to certain exceptions as set forth in the definitive documentation for the 2017 ABL Facility, the amounts outstanding under the 2017 ABL Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, Keane Frac GP, LLC, each ABL Borrower (other than with respect to its own obligations) and each subsidiary of KGI that will be required to execute and deliver a facility guaranty after February 17, 2017 (collectively, the “ABL Guarantors”).
Security.     Subject to certain exceptions as set forth in the definitive documentation for the 2017 ABL Facility, the obligations under the 2017 ABL Facility are (a) secured by a first-priority security interest in and lien on substantially all of the accounts receivable, inventory and frac iron equipment; certain other assets and property thereto, including chattel paper, instruments, certain investment property, documents, letter of credit rights, payment intangibles, general intangibles, commercial tort claims, books and records and supporting obligations of the Company and its subsidiaries that are ABL Borrowers or ABL Guarantors under the 2017 ABL Facility (collectively, the “2017 ABL Facility Priority Collateral”) and (b) subject to certain exceptions, secured on a second-priority security interest in and lien on substantially all of the assets of KGI and the ABL Guarantors to the extent not constituting 2017 ABL Facility Priority Collateral.
Fees. Certain customary fees are payable to the lenders and the agents under the 2017 ABL Facility.
Restricted Payment Covenant. The 2017 ABL Facility includes a covenant restricting our ability to pay dividends and make certain other restricted payments, subject to certain exceptions. The 2017 ABL Facility provides that KGI may make cash dividends and other restricted payments in an aggregate amount not to exceed $25.0 million in any four consecutive fiscal quarter period, and to the extent Consolidated EBITDA in any four consecutive fiscal quarter period equals or exceeds $350.0 million, such amount is increased to $50.0 million for so long as Consolidated EBITDA continues to equal or exceed such threshold. Additionally, KGI may make additional cash dividends and other restricted payments to the extent no event of default exists or results therefrom and either (x) excess availability under the 2017 ABL Facility equals or exceeds the greater of (i) 17.5% of the lesser of the aggregate commitments and the borrowing base and (ii) $30.0 million, before and after the making of any cash dividend or other restricted payment, and on a pro forma basis for the preceding 45 calendar day period, and the Consolidated Fixed Charge Coverage Ratio (as defined herein) is at least 1.0 to 1.0, or (y) excess availability equals or exceeds the greater of (i) 20% of the lesser of the aggregate commitments and the borrowing base and (ii) $35.0 million, before and after the making of any cash dividend or other restricted payment, and on a pro forma basis for the preceding 45 calendar day period.
“Consolidated EBITDA”, generally, is defined as net income plus reductions to net income attributable to interest, taxes, depreciation and amortization and certain other non-cash charges, including, subject to certain limitations, the addition of run-rate cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies, and acquisition, integration and divestiture costs and fleet commissioning costs.
“Consolidated Fixed Charge Coverage Ratio”, generally is defined as the ratio of (a) Consolidated EBITDA for the applicable period, minus certain capital expenditures and income taxes paid in cash during such period to (b) interest charges paid or required to be paid in cash, plus scheduled principal payments on certain indebtedness required to be made in cash, plus certain regularly scheduled restricted payments paid in cash, plus restricted payments made using the general restricted payments basket during such period.
Affirmative and Negative Covenants. The 2017 ABL Facility contains various other affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2017 ABL Facility).
Financial Covenants. Pursuant to the terms of the 2017 ABL Facility, the 2017 ABL Facility requires that the consolidated fixed charge coverage ratio not be lower than 1.0:1.0 as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered The Consolidated Fixed Charge Coverage Ratio will only be tested upon the occurrence of an event or default or if excess availability (or liquidity if no loan or letter of credit, other than any letter of credit that has been cash collateralized, is outstanding) is less than the greater of (i) 10% of the loan cap and (ii) $20.0 million at any time.
Events of Default.     The 2017 ABL Facility contains customary events of default (subject to exceptions, thresholds and grace periods as set forth in the definitive documentation for the 2017 ABL Facility).
New Term Loan Facility
On March 15, 2017, Keane Group, Keane Frac, LP and KS Drilling, LLC (together with Keane Group, Keane Frac, LP and each other person that becomes a New Term Loan Borrower under the New Term Loan Facility in accordance with the terms thereof, collectively, the “New Term Loan Borrowers”) and the New Term Loan Guarantors (as defined below) entered into a term loan facility (the “2017 Term Loan Facility”) with each lender from time to time party thereto and Owl Rock, as administrative agent and collateral agent. On the RockPile Closing Date, the New Term Loan Borrowers and the New Term Loan Guarantors (as defined below) entered in an incremental term loan facility (the “Incremental Term Loan Facility” and, together with the 2017 Term Loan Facility, collectively, the “New Term Loan Facility”) with each of the incremental lenders party thereto, each of the existing lenders party thereto and Owl Rock, as administrative agent and collateral agent. The following is a summary of the material provisions of the New Term Loan Facility. It does not include all of the provisions of the New Term Loan Facility, does not purport to be complete and is qualified in its entirety by reference to the New Term Loan Facility described.
Structure. The 2017 Term Loan Facility provides for a $150.0 million initial term loan facility and the Incremental Term Loan Facility provides for a $135.0 million incremental term loan facility (collectively, the “Term Loans”). In addition, subject to certain customary conditions, as of July 3, 2017, the New Term Loan Facility allows for additional incremental term loans in an amount equal to the sum of (a) $50.0 million (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) an unlimited amount, subject to, in the case of subclause (b), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00.

Maturity. August 18, 2022 or, if earlier, the stated maturity date of any other term loans or term commitments.
Amortization. The loans under the 2017 Term Loan Facility amortize in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding, commencing with June 30, 2017. The loans under the Incremental Term Loan Facility amortize in quarterly installments equal to (a) the aggregate original principal amount of the loans under the Incremental Term Loan Facility, times (b) the ratio of (x) the amount of all loans under the 2017 Term Loan Facility that are being repaid on such date to (y) the total aggregate principal amount of all loans under the 2017 Term Loan Facility that remained outstanding as of the RockPile Closing Date, but giving pro forma effect to the amortization payment to be made on June 30, 2017, commencing with September 30, 2017.
Interest. The Term Loans bear interest at a rate per annum equal to, at Keane Group’s option, (a) the base rate plus 6.25%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 7.25%. Following an event of default, the Term Loans bear interest at the rate otherwise applicable to such Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default.
Prepayments. The New Term Loan Facility is required to be prepaid with: (a) 100% of the net cash proceeds of certain asset sales, casualty events and other dispositions, subject to the terms of an intercreditor agreement between the agent for the New Term Loan Facility and the agent for the 2017 ABL Facility and certain exceptions; (b) 100% of the net cash proceeds of debt incurrences or issuances (other than debt incurrences permitted under the New Term Loan Agreement) and (c) 50% (subject to step-downs to zero, in accordance with the Total Net Leverage Ratio (as defined below) of excess cash flow minus certain voluntary prepayments made under the New Term Loan Facility and all voluntary prepayments of loans under the 2017 ABL Facility to the extent the commitments under the 2017 ABL Facility are permanently reduced by such prepayments.
Guarantees. Subject to certain exceptions as set forth in the definitive documentation for the New Term Loan Facility, the amounts outstanding under the New Term Loan Facility are guaranteed by KGI, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, Keane Frac GP, LLC, each New Term Loan Borrower (other than with respect to its own obligations) and each subsidiary of KGI that will be required to execute and deliver a facility guaranty after March 15, 2017 (collectively, the “New Term Loan Guarantors”).
Security.     Subject to certain exceptions as set forth in the definitive documentation for the New Term Loan Facility, the obligations under the New Term Loan Facility are secured by (a) a first-priority security interest in and lien on substantially all of the assets of the New Term Loan Borrowers and the New Term Loan Guarantors to the extent not constituting 2017 ABL Facility Priority Collateral and (b) a second-priority security interest in and lien on the 2017 ABL Facility Priority Collateral.
Fees. Certain customary fees are payable to the lenders and the agents under the New Term Loan Facility.
Restricted Payment Covenant. The New Term Loan Facility includes a covenant restricting our ability to pay dividends and make certain other restricted payments, subject to certain exceptions. The New Term Loan Facility provides that KGI may make cash dividends and other restricted payments in an aggregate amount not to exceed $25.0 million (subject to reduction based on certain outstanding investments and prepayments of indebtedness) during the term of the facility. If the pro forma Total Net Leverage Ratio (as defined below) is no greater than 3.0 to 1.0 after giving effect to such restricted payment, we can also pay dividends or make other restricted payments up to the amount of the Cumulative Credit (as defined below). Both of these exceptions are also subject to the requirements that there is no event of default and that we have unrestricted cash plus loan availability under the 2017 ABL Facility of at least $35.0 million after the making of any cash dividend or other restricted payment.
“Total Net Leverage Ratio”, generally, is defined as the ratio of (a) the aggregate principal amount of indebtedness in an amount that would be reflected on our balance sheet in accordance with GAAP (but hedging exposure is included only for amounts exceeding $5.0 million) minus cash and cash equivalents not to exceed $100.0 million to (b) Consolidated EBITDA (calculated in substantially the same manner as in the 2017 ABL Facility).
“Cumulative Credit”, generally, is defined as an amount equal to the excess cash flow not required to repay the Term Loans plus other customary additions reduced by the amount of Cumulative Credit used prior to such time. However, for so long as the Total Net Leverage Ratio is less than 1.75:1:00 after giving effect to any proposed restricted payments, the amount of Cumulative Credit is unlimited.
Affirmative and Negative Covenants. The New Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the New Term Loan Facility).
Financial Covenant. The New Term Loan Facility provides that, as of the last day of any month, the sum of (a) unrestricted cash and cash equivalents of the New Term Loan Borrowers and the New Term Loan Guarantors that are deposited in blocked accounts (to the extent required to be subject to blocked account agreements under the New Term Loan Facility) and (b) the aggregate principal amount that is available for borrowing under the 2017 ABL Facility, may not be less than $35.0 million.
Events of Default.     The New Term Loan Facility contains customary events of default (subject to exceptions, thresholds and grace periods as set forth in the definitive documentation for the New Term Loan Facility).
Off-Balance Sheet Arrangements
Except for our normal operating leases, we do not have any material off-balance sheet financing arrangements, transactions or special purpose entities.
Related Party Transactions
 Our board of directors has adopted a written policy and procedures (the “Related Party Policy”) for the review, approval and ratification of the related party transactions by the independent members of the audit and risk committee of our board of directors. For purposes of the Related Party Policy, a “Related Party Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the company or any of its subsidiaries is a participant, and (3) any Related Party (as defined herein) has or will have a direct or indirect material interest. All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party’s interests in the transaction.
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
 For further details about our transactions with Related Parties, see Note (19) Related Party Transactions of Part II, “Item 8. Financial Statements and Supplementary Data" and Item 13. "Certain Relationships and Related-Party Transactions and Director Independence."

Critical Accounting Policies and Estimates
The preparation of our consolidated and combined financial statements and related notes to the consolidated and combined financial statements included within Part II, “Item 8. Financial Statements and Supplementary Data” requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. We believe the following are the critical accounting policies used in the preparation of our consolidated and combined financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidation and combined financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data.”
Business combinations
We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from-royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. See Note (3) Acquisitions of Part II, "Item 8. Financial Statements and Supplementary Data" for further discussion on our recently completed acquisitions during the years ended December 31, 2017 and 2016.
Legal and environmental contingencies
From time to time, we are subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. We accrue for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. The estimate of probable costs related to a contingency is developed in consultation with internal and outside legal counsel representing us. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. Differences between the actual settlement costs, final judgments or fines from our estimates could have a material adverse effect on our financial position or results of operations. See Note (18) Commitments and Contingencies of Part II, "Item 8. Financial Statements and Supplementary Data" for further discussion of our legal, environmental and other regulatory contingencies for the years ended December 31, 2017, 2016 and 2015.
Valuation of long-lived assets, indefinite-lived assets and goodwill
We assess our long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess our goodwill and indefinite-lived assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of goodwill or the indefinite-lived assets may not be recoverable. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings.
We perform our qualitative assessments of the likelihood of impairment by considering qualitative factors relevant to each of our reporting segments, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. The expected future cash flows used for impairment reviews and related fair value calculations are based on subjective, judgmental assessments of projected revenue growth, fleet count, utilization, gross margin rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. Many of these judgments are driven by crude oil prices. If the crude oil market declines and remains at low levels for a sustained period of time, we would expect to perform our impairment assessments more frequently and could record impairment charges.
See Note (2)(j) Goodwill and Indefinite-Lived Intangible Assets and (2)(k) Long-Lived Assets of Part II, "Item 8. Financial Statements and Supplementary Data" for further discussion on our impairment assessments of our long-lived assets, indefinite-lived assets and goodwill for the years ended December 31, 2017, 2016 and 2015.
Income Taxes
We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards using enacted tax rates in effect in the year the differences are expected to reverse. We estimate our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Our effective tax rates will vary due to changes in estimates of our future taxable income or losses, fluctuations in the tax jurisdictions in which we operate and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.
 In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In addition to the Company’s historical financial results, we consider forecasted market growth, earnings and taxable income, the mix of earnings in the jurisdictions in which we operate and the implementation of prudent and feasible tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage our underlying businesses. We establish a valuation allowance against the carrying value of deferred tax assets when we determine that it is more likely than not that the asset will not be realized through future taxable income. Such amounts are charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we will reverse the applicable portion of the previously provided valuation allowance.
We calculate our income tax liability based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of its tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.
The amount of income tax we pay is subject to ongoing audits by federal and state tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. We recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.
On December 22, 2017, new tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act was signed into law. We evaluated the provisions of the Tax Cuts and Jobs Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on the consolidated financial statements as of December 31, 2017. Accordingly, we recorded a provision to income taxes for our assessment of the tax impact of the Tax Cuts and Jobs Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Cuts and Job Act are not expected to have an adverse impact on our consolidated financial statements. We will continue to analyze the impacts of the Tax Cuts and Jobs Act on the Company and refine our estimates in 2018.
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (24) New Accounting Pronouncements of Part II, "Item 8. Financial Statements and Supplementary Data."
NON-GAAP FINANCIAL MEASURES
From time to time in our financial reports, we will use certain non-GAAP financial measures to provide supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing Keane's ongoing operating performance, and thereby facilitates review of Keane's operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to Keane's results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA and Adjusted Gross Profit provide helpful information to analysts and investors to facilitate a comparison of Keane's operating performance to that of other companies.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
At December 31, 2017, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers, however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to Part II, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of December 31, 2017.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Keane Group, Inc.:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Keane Group, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations and comprehensive income (loss), changes in owners’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated and combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
 We have served as the Company’s auditor since 2011.
Houston, Texas
February 28, 2018

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Balance Sheets

(Amounts in thousands)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$96,120	$48,920
Trade and other accounts receivable, net	238,018	66,277
Inventories, net	33,437	15,891
Prepaid and other current assets	8,519	14,618
Total current assets	376,094	145,706
Property and equipment, net	468,000	294,209
Goodwill	134,967	50,478
Intangible assets	57,280	44,015
Other noncurrent assets	6,775	2,532
Total assets	$1,043,116	$536,940

Liabilities and Owners' Equity
Liabilities
Current liabilities:
Accounts payable	$92,348	$48,484
Accrued expenses	135,175	42,892
Current maturities of capital lease obligations	3,097	2,633
Current maturities of long-term debt	1,339	2,512
Stock based compensation - current	4,281	—
Deferred revenue	5,000	—
Other current liabilities	914	3,171
Total current liabilities	242,154	99,692
Capital lease obligations, less current maturities	4,796	5,442
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	273,715	267,238
Stock based compensation - noncurrent	4,281	—
Other noncurrent liabilities	5,078	2,316
Total noncurrent liabilities	287,870	274,996
Total liabilities	530,024	374,688

Owners’ equity
Members' equity	—	453,810
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 111,831 shares)	1,118	—
Paid-in capital in excess of par value	541,074	—
Retained deficit	(27,372)	(288,771)
Accumulated other comprehensive (loss)	(1,728)	(2,787)
Total owners’ equity	513,092	162,252

Total liabilities and owners’ equity	$1,043,116	$536,940

See accompanying notes to consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per unit amounts)

	Twelve Months Ended December 31,
	2017	2016	2015
Revenue	$1,542,081	$420,570	$366,157
Operating costs and expenses:
Cost of services (1)	1,282,561	416,342	306,596
Depreciation and amortization	159,280	100,979	69,547
Selling, general and administrative expenses	93,526	53,155	26,081
Gain on disposal of assets	(2,555)	(387)	(270)
Impairment	—	185	3,914
Total operating costs and expenses	1,532,812	570,274	405,868
Operating income (loss)	9,269	(149,704)	(39,711)
Other income (expense):
Other income (expense), net	13,963	916	(1,481)
Interest expense(2)	(59,223)	(38,299)	(23,450)
Total other expenses	(45,260)	(37,383)	(24,931)
Loss before income taxes	(35,991)	(187,087)	(64,642)
Income tax expense(3)	(150)	—	—
Net loss	(36,141)	(187,087)	(64,642)
Net loss attributable to predecessor	(7,918)	—	—
Net loss attributable to Keane Group, Inc.	(28,223)	(187,087)	(64,642)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	96	22	(741)
Hedging activities	791	1,857	(1,187)
Total comprehensive loss	$(35,254)	$(185,208)	$(66,570)

Net loss per share(4):
Basic net loss per share	$(0.34)	$(2.14)	$(0.74)
Diluted net loss per share	$(0.34)	$(2.14)	$(0.74)

Weighted-average shares outstanding: basic(3)	106,321	87,313	87,313
Weighted-average shares outstanding: diluted(3)	106,321	87,313	87,313

(1)
Cost of services during the years ended December 31, 2017, 2016, and 2015 excludes depreciation of $150.6 million, $94.7 million, and $64.3 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization separately disclosed.

(2)
Interest expense during the year ended December 31, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company (as defined herein) of its 2016 ABL Facility (as defined herein) and the Company's early debt extinguishment of its 2016 Term Loan Facility (as defined herein) and Senior Secured Notes (as defined herein).

(3) Income tax provision as presented in the consolidated and combined statement of operations does not include the provision for Texas margin tax for 2016 and the provisions for Texas margin tax and Canadian federal tax for 2015.

(4)
The pro forma earnings per share amounts have been computed to give effect to the Organizational Transactions (as defined herein), including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Existing Owners' (as defined herein) membership interests for the newly-created ownership interests.

See accompanying notes to consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Changes in Owners' Equity
(Amounts in thousands)

	Members’ equity	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2014	$186,420	$—	$—	$(37,042)	$(2,738)	$146,640
Distributions	(222)	—	—	—	—	(222)
Unit awards amortization	312	—	—	—	—	312
Other comprehensive loss	—	—	—	—	(1,928)	(1,928)
Net loss	—	—	—	(64,642)	—	(64,642)
Balance as of December 31, 2015	$186,510	$—	$—	$(101,684)	$(4,666)	$80,160
Contribution of equity	222,646	—	—	—	—	222,646
Issuance of Class A and Class C Units	42,669	—	—	—	—	42,669
Unit awards amortization	1,985	—	—	—	—	1,985
Other comprehensive income	—	—	—	—	1,879	1,879
Net loss	—	—	—	(187,087)	—	(187,087)
Balance as of December 31, 2016	$453,810	$—	$—	$(288,771)	$(2,787)	$162,252
Net loss prior to the Organizational Transactions	—	—	—	(7,918)	—	(7,918)
Effect of the Organizational Transactions	(453,810)	—	156,270	297,540	—	—
Issuance of common stock sold in initial public offering, net of offering costs and deferred stock awards for executives	—	1,031	245,902	—	—	246,933
Equity-based compensation recognized subsequent to the Organizational Transactions	—	—	10,578	—	—	10,578
Effect of RockPile acquisition	—	87	130,203	—	—	130,290
Other comprehensive income	—	—	—	—	1,059	1,059
Deferred tax adjustment	—	—	(1,879)	—	—	(1,879)
Net loss subsequent to Organizational Transactions	—	—	—	(28,223)	—	(28,223)
Balance as of December 31, 2017	$—	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
See accompanying notes to consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(36,141)	$(187,087)	$(64,642)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	159,280	100,979	69,547
Amortization of deferred financing fees	5,241	4,152	2,112
Loss on debt extinguishment, including prepayment premiums	31,084	—	—
Gain on disposal of assets	(2,555)	(387)	(270)
Unrealized loss on de-designation of a derivative	963	3,038	—
Accrued interest on loan—related party	—	471	2,174
Loss on impairment of assets	—	185	3,914
Equity-based compensation	10,578	1,985	312
Other non-cash (expense)	(322)	—	—
Changes in operating assets and liabilities
Decrease (increase) in trade and other accounts receivable, net	(113,047)	(13,027)	36,933
Decrease (increase) in inventories	(15,475)	8,485	11,841
Decrease (increase) in prepaid and other current assets	20,294	(5,994)	105
Decrease (increase) in other assets	(336)	32	1,047
Increase (decrease) in accounts payable	(141)	14,214	(12,650)
Increase (decrease) in accrued expenses	41,446	19,735	(13,185)
Increase (decrease) in other liabilities	(21,178)	(835)	283
Net cash provided by (used) in operating activities	79,691	(54,054)	37,521
Cash flows from investing activities
Acquisition of business	(116,576)	(203,900)	—
Purchase of property and equipment	(141,340)	(23,126)	(26,086)
Advances of deposit on equipment	(23,096)	(420)	(1,114)
Implementation of software	(687)	(453)	(69)
Proceeds from sale of assets	30,565	711	1,278
Payments for leasehold improvements	(157)	—	(46)
Proceeds from insurance recoveries	515	22	—
Payments received (advances) on note receivable	—	5	(1)
Net cash used in investing activities	(250,776)	(227,161)	(26,038)
Cash flows from financing activities:
Proceeds from issuance of common stock	255,494	—	—
Proceeds from the secured notes and term loan facility	285,000	100,000	—
Payments on the secured notes and term loan facility	(289,902)	(5,647)	(5,000)
Payments on capital leases	(2,861)	(2,668)	(1,661)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)

Prepayment premiums on early debt extinguishment	(15,817)	—	—
Payment of debt issuance costs	(13,792)	(15,052)	(1,135)
Payments on contingent consideration liability	—	—	(2,500)
Contributions (distributions)	—	200,000	(222)
Net cash provided by (used in) financing activities	218,122	276,633	(10,518)
Non-cash effect of foreign translation adjustments	163	80	250
Net increase in cash, cash equivalents and restricted cash	47,200	(4,502)	1,215
Cash, cash equivalents and restricted cash, beginning	48,920	53,422	52,207
Cash, cash equivalents and restricted cash, ending	$96,120	$48,920	$53,422

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$30,104	$25,516	$19,157
Income taxes	—	—	220
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$25,193	$9,364	$3,138
Non-cash forgiveness of related party loan	—	22,646	—
Non-cash issuance of acquisition shares	130,290	—	—
Non-cash issuance of Class A and C Units	—	42,669	—
Non-cash reduction in capital lease obligations	20	1,281	—
Non-cash additions to capital lease obligations	2,739	—	—

See accompanying notes to consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
The accompanying consolidated and combined financial statements were prepared using United States Generally Accepted Accounting Principles (“GAAP”) and the instructions to Form 10-K and Regulation S-X.
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
Management believes the consolidated and combined financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of December 31, 2017, the results of its operations and its cash flows for the years ended December 31, 2017, 2016, and 2015. Such adjustments are of a normal recurring nature.
The consolidated and combined financial statements include the accounts of Keane Group, Inc. and Keane Group, each together with their consolidated subsidiaries.
The consolidated financial statements for the period from January 1, 2016 to March 15, 2016 reflect only the historical results of the Company prior to the completion of the Company's acquisition of the Acquired Trican Operations (as defined herein). The consolidated and combined financial statements for the period from January 1, 2017 to July 2, 2017 reflect only the historical results of the Company prior to the completion of the Company's acquisition of RockPile.
Earnings per share and weighted-average shares outstanding for the years ended December 31, 2017, 2016, and 2015 have been presented giving pro forma effect to the Organizational Transactions (as defined herein) as if they had occurred on January 1, 2016. Financial results for the years ended December 31, 2017, 2016, and 2015 are the financial results of Keane Group, Inc. and Keane Group Holdings, LLC, the Company's predecessor for accounting purposes, as there was no activity under Keane Group, Inc. prior to 2017.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
(b) Principles of Consolidation
The accompanying consolidated and combined financial statements have been prepared in accordance with U.S. GAAP and include the accounts of Keane Group, Inc. and its consolidated subsidiaries: Keane Group Holdings, LLC, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, Keane Frac, LP, Keane Frac TX, LLC, Keane Frac ND, LLC, Keane Frac GP, LLC, KS Drilling, LLC and Keane Completions CN Corp.
All intercompany transactions and balances have been eliminated.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(c) Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 805, “Business Combinations”. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, “Fair Value Measurements”, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, “Fair Value Measurements” using discounted cash flows and other applicable valuation techniques. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note (3) Acquisitions for discussion of the acquisitions completed during 2017 and 2016.
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
The Company did not have any qualifying asset sale proceeds that exceeded the dollar thresholds described above for the year ended December 31, 2017. The Company had a qualifying insurance recovery of $0.5 million under the New Term Loan Facility for the year ended December 31,2017. The Company had a qualifying insurance recover of $0.02 million under the 2016 Term Loan Facility for the year ended December 31, 2016 and had qualifying asset sale proceeds of $0.2 million for the year ended December 31, 2015. The Company did not have any restricted cash as of December 31, 2017 and 2016.
(e) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company analyzes the need for an allowance for doubtful accounts for estimated losses related to potentially uncollectible accounts receivable on a case by case basis throughout the year. In establishing the required allowance, management considers historical losses, adjusted to take into account current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reserves amounts based on specific identification. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Trade accounts receivable were $235.8 million and $65.4 million at December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, the Company had an allowance for doubtful accounts of $0.5 million and nil, respectively.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(f) Inventories
Inventories are stated at the lower of cost or market (net realizable value). Costs of inventories include purchase, conversion and condition. As inventory is consumed, the expense is recorded in cost of services in the consolidated and combined statements of operations using the weighted average cost method for all inventories.
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
(g) Revenue Recognition
Revenue from the Company’s Completion Services and Other Services segments are earned and recognized as services are rendered, which is generally on a per stage, daily or hourly rate. All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is determinable and collectability is reasonably assured. Contract acquisition and origination costs are expensed as incurred, and are recorded in selling, general and administrative expenses in the consolidated and combined statements of operations. Shipping and handling costs related to customer contracts are charged to cost of services in the consolidated and combined statements of operations. To the extent such costs are billable to the customer, the amounts are recorded as revenue. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the consolidated and combined statements of operations and net cash provided by operating activities in the consolidated and combined statements of cash flows.
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
Other Services
The Company provides certain complementary services such as cementing and drilling pursuant to contractual arrangements, such as term contracts. The Company typically charges the customer for the services performed and resources provided on a daily, hourly or per job basis. Jobs for these services are typically short term in nature, lasting anywhere from a few hours to several days. Revenue is recognized upon completion of each day’s work, based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous items. The Company typically charges the customer for the services performed and resources provided on a daily basis at agreed-upon spot market rates.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

We will adopt a new revenue recognition standard effective January 1, 2018 that will supersede existing revenue recognition guidance.
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
Leasehold improvements are assigned a useful life equal to the term of the related lease.
Depreciation methods, useful lives and residual values are reviewed annually.
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
In 2016, the Company reassessed its reporting units and performed its goodwill impairment assessment as of October 31, 2016 based on two updated reporting units: Completion Services and Other Services. This is consistent with the Company’s reportable segments, which were reassessed effective January 1, 2016. Completion Services comprises hydraulic fracturing and wireline services, and Other Services segment comprises cementing and drilling services. In 2015, the Company performed its goodwill impairment assessment based on the then applicable reporting units: hydraulic fracturing, wireline and drilling.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
In 2017, the Company performed Step 0 of the goodwill impairment assessment for the goodwill associated with the Completion Services reporting unit, by reviewing relevant qualitative factors. The Company determined there were no events that would indicate the carrying amount of its goodwill may not be recoverable, and as such, no impairment charge was recognized. The Company's assessment was based on the following factors: commodity prices have stabilized, the Company continued to experience strong growth throughout 2017 in both revenue and EBITDA, the performance of the Company's stock price subsequent to its IPO, the enactment of the "Tax Relief for Individuals and Families" tax reform legislation and improved market conditions, as evidenced by growth in the U.S. gross domestic product, growth in the average annual return for the S&P 500 and Dow Jones indexes, production cuts by members of the Organization of the Petroleum Exporting Countries ("OPEC") and non-OPEC members and positive trends and forecasts for the oil and gas industry,
No goodwill impairment has been recognized since inception in 2013.
The Company’s indefinite-lived assets consist of the Company’s trade names. The Company assesses its indefinite-lived intangible assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable.
There was no indefinite-lived asset impairment recognized during 2017, 2016 or 2015.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The Company measures the fair value of its property and equipment using the discounted cash flow method or the market approach, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its acquired fracking fluid software technology using the “income based relief-from-royalty” method and the fair value of its non-compete agreement using “lost income” approach. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of projected revenue growth, fleet count, utilization, gross margin rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates.
In 2017, for the Company’s property and equipment and definite-lived intangible assets, the Company determined there were no events that would indicate the carrying amount of these assets may not be recoverable, and as such, no impairment charge was recognized. For the property and equipment and definite-lived intangible assets in each of the asset groups within the Company’s Completion Services segment, the Company’s assessment was based on the following factors: commodity prices have stabilized, market conditions have improved as evidenced by an increase in overall demand and pricing power for the Company’s hydraulic fracturing and wireline services, and the Company experienced strong revenue growth throughout 2017. For the property and equipment and definite-lived intangible asset in each of the asset groups within the Company’s Other Services segment, the Company’s assessment was based on the following factors: at October 31, 2017, the fair values of the drilling services’ property and equipment and cementing services’ property and equipment, acquired as a result of the acquisition of Trican’s U.S. Operations, were reflective of the deteriorated market conditions experienced from late 2014 through the first quarter of 2016. From the second quarter of 2016, oil and natural gas prices and rig count estimates have improved significantly, a trend which Management believes will continue throughout 2018. Also at October 31, 2017, the fair values of the cementing services' property and equipment and definite-lived customer contract, acquired as a result of the acquisition of RockPile, were recorded at appraised fair market only four months prior to the Company's impairment analysis, and the Company has plans to ramp up its idle cementing assets in 2018, in response to strong customer demand.
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
See Note (4) Intangible Assets and Note for further details on the Company's impairment of its intangible assets.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
(p) Stock-based compensation
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
The Company provides its employees with the election to settle the income tax obligations arising from the vesting of their restricted or deferred stock-based compensation awards by the Company withholding shares equal to such income tax obligations. Shares acquired from employees in connection with the settlement of the employees' income tax obligations are accounted for as treasury shares that are subsequently retired.
For additional information, see Note (12) (Equity-Based Compensation).
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
(r) Research and development costs
 Research and development costs are expensed as incurred. Research and development costs incurred directly by the Company were $3.7 million, $2.2 million and nil for the years ended December 31, 2017, 2016 and 2015, respectively.
(s) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the consolidated and combined financial statements for the year ended December 31, 2017.
See Note (17) (Income Taxes) for a detailed discussion of the Company's taxes and activities thereof during the year ended December 31, 2017.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(t) Equity-method investments
Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the non-controlled entities' operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company's share of the entity's income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are presented within other noncurrent assets in the consolidated and combined balance sheets.
As of December 31, 2017, the Company has recognized $0.6 million for its only equity-method investment.
(u) Pro-forma earnings per unit
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following table summarizes the fair value of the consideration transferred for the acquisition of the Acquired Trican Operations and the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date:

Total Purchase Consideration:
(Thousands of Dollars)
	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash consideration	$199,400	$—	$199,400
Net working capital purchase price adjustment	6,000	—	6,000
Class A and C Units issued	42,669	—	42,669
Total consideration	$248,069	$—	$248,069

Accounts receivable	$37,377	$—	$37,377
Inventories	20,006	(202)	19,804
Prepaid expenses	7,170	—	7,170
Property and equipment	205,546	(413)	205,133
Intangible assets	3,880	—	3,880
Total identifiable assets acquired	273,979	(615)	273,364
Accounts payable	(12,630)	469	(12,161)
Accrued expenses	(9,524)		(9,524)
Current maturities of capital lease obligations	(1,594)	—	(1,594)
Capital lease obligations, less current maturities	(2,386)	—	(2,386)
Other non-current liabilities	(1,372)	—	(1,372)
Total liabilities assumed	(27,506)	469	(27,037)
Goodwill	1,596	146	1,742
Total purchase price consideration	$248,069	$—	$248,069

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
The remaining amount of working capital purchase adjustment of $1.5 million, which was recorded as a payable on the date of acquisition, was reversed into income on the consolidated and combined statements of operations as part of the gain on the Trican indemnification settlement. This did not result in any adjustment to the purchase accounting, as the settlement occurred after the twelve-month measurement period was completed. See Note (18) (Commitments and Contingencies) for further details.
The following unaudited pro forma information assumes the acquisition of the Acquired Trican Operations occurred on January 1, 2015. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after December 31, 2016, or any operating efficiencies or inefficiencies that resulted from the acquisition of the Acquired Trican Operations. The information is not necessarily indicative of the results that would have been achieved had the Company controlled the Acquired Trican Operations during the period presented. The pro forma information does not include any integration or transactions costs that the Company incurred related to the acquisition in the periods following the period presented.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(Thousands of Dollars)
Unaudited
Year Ended December 31, 2016
Revenue	$464,036
Net Income	$(217,313)
The Company’s consolidated and combined statement of operations and comprehensive income (loss) include revenue (unaudited) of $191.0 million and gross profit (unaudited) of $10.4 million from the Acquired Trican Operations from the date of acquisition on March 16, 2016 to December 31, 2016.
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
The acquisition of RockPile was completed for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock (the “Acquisition Shares”) and contingent value rights, as described below. The fair value of the Acquisition Shares, which is recorded in owners' equity in the consolidated and combined balance sheet, was calculated using the closing price of the Company's common stock on July 3, 2017, of $16.29, discounted by 7.9% to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted.
Subject to the terms and conditions of the Contingent Value Rights Agreement (the “CVR Agreement”) by and among the Company, the Principal Seller and Permitted Holders (as defined in the CVR Agreement and, together with the Principal Seller, the “RockPile Holders”), the Company agreed to pay contingent consideration (the “Aggregate CVR Payment Amount”), which would equal the product of the Acquisition Shares held by RockPile on April 10, 2018 and the CVR Payment Amount, provided that the CVR Payment Amount does not exceed $2.30. The CVR Payment Amount is the difference between (a) $19.00 and (b) the arithmetic average of the dollar volume weighted average price of the Company’s common stock on each trading day for twenty (20) trading days randomly selected by the Company during the thirty (30) trading day period immediately preceding the last business day prior to April 3, 2018 (the “Twenty-Day VWAP”). The Aggregate CVR Payment Amount shall be reduced on a dollar for dollar basis if the sum of the following exceeds $165.0 million:

•	(i) the aggregate gross proceeds received in connection with the resale of any Acquisition Shares, plus

•	(ii) the product of the number of Acquisition Shares held by the RockPile Holders on April 10, 2018 and the Twenty-Day VWAP, plus

•	(iii) the Aggregate CVR Payment Amount.
As of December 31, 2017, the Company has recognized a liability of $6.7 million for the Aggregate CVR Payment Amount, which is recorded in current liabilities in the consolidated and combined balance sheet. This estimate is sensitive to change based on the historical and implied volatility in the price of the Company's common stock.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

On August 31, 2017, the Company delivered to the Principal Seller a closing statement with its determination of the final closing cash purchase price. This determination included the Company's calculation of working capital deficit, as compared to the Principal Seller's estimated working capital deficit used in determining the cash consideration paid on the RockPile Closing Date. Resolution of the differences between the Company's calculation and the Principal Seller's calculation of the working capital deficit has been completed and recorded as adjustments to our preliminary purchase accounting allocation, with no adverse impact on the Company's financial position.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following tables summarize the fair value of the consideration transferred for the acquisition of RockPile and the preliminary allocation of the purchase price to the fair values of the assets acquired, liabilities assumed and equity consideration at the RockPile Acquisition Date:

Total Purchase Consideration:	Preliminary Purchase Price Allocation	Adjustments	Purchase Price Allocation as of December 31, 2017
(Thousands of Dollars)
Cash consideration	$123,293	$(6,717)	$116,576
Equity consideration	130,290	—	130,290
Contingent consideration	11,962	—	11,962
Less: Cash acquired	(20,379)	20,379	—
Total purchase consideration, less cash acquired	$245,166	$13,662	$258,828

Trade and other accounts receivable	$57,117	$1,588	$58,705
Inventories, net	2,853	138	2,991
Prepaid and other current assets	13,630	(717)	12,913
Property and equipment, net	157,654	8,653	166,307
Intangible assets	20,967	(1,267)	19,700
Notes receivable	250	(250)	—
Other noncurrent assets	363	(57)	306
Total identifiable assets acquired	252,834	8,088	260,922
Accounts payable	(38,999)	16,242	(22,757)
Accrued expenses	(22,161)	(15,924)	(38,085)
Deferred revenue	(23,053)	698	(22,355)
Other non-current liabilities	(827)	(2,412)	(3,239)
Total liabilities assumed	(85,040)	(1,396)	(86,436)
Goodwill	77,372	6,970	84,342
Total purchase price consideration	$245,166	$13,662	$258,828

Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill in this acquisition is primarily attributable to expected synergies and new customer relationships and was allocated to the Completions segment. All the goodwill recognized for the acquisition of RockPile is tax deductible with an amortization period of 15 years.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Intangible assets related to the acquisition of RockPile consisted of the following:

		(Thousands of Dollars)
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts
Customer contracts	10.8	$19,700
Total		$19,700

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

	(Thousands of Dollars)
Transaction Type	Year Ended December 31, 2017	Location
Deal costs	$513	Cost of services
Deal costs	6,166	Selling, general and administrative expenses
Integration	214	Cost of services
Integration	1,124	Selling, general and administrative expenses
Harmonization	656	Selling, general and administrative expenses
	$8,673

The following combined pro forma information assumes the acquisition of RockPile occurred on January 1, 2016. The pro forma information presented below is for illustrative purposes only and does not reflect future events that may occur after July 2, 2017 or any operating efficiencies or inefficiencies that may result from the acquisition of RockPile. The information is not necessarily indicative of results that would have been achieved had the Company controlled RockPile during the periods presented or the results that the Company will experience going forward. Pro forma net loss for the twelve months ended December 31, 2016 includes $0.8 million of non-recurring

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

retention bonuses associated with the acquisition,which were incurred after the closing and $1.8 million of compensation costs associated with the executives of RockPile whom the Company retained. In addition, the Company incurred $2.2 million of transaction costs that were not reflected in this pro forma financial information, since they were incurred prior to the closing. The pro forma information does not include any remaining future integration costs or transaction costs that the Company may incur related to the acquisition.

	(Thousands of Dollars)
	Unaudited
	Year Ended December 31,
	2017	2016
Revenue	$1,732,279	$543,966
Net income (loss)	(49,584)	(206,417)

Net loss per share (basic and diluted)	$(0.44)	$(2.36)
Weighted-average shares outstanding
Basic	111,735	87,313
Diluted	111,735	87,313

The Company’s consolidated and combined statement of operations and comprehensive income (loss) includes revenue (unaudited) of $192.2 million and gross profit (unaudited) of $29.8 million, from the RockPile operations, from the date of acquisition on July 3, 2017 to December 31, 2017.
(4)    Intangible Assets
The intangible assets balance in the Company’s consolidated and combined balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	December 31, 2017
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	9.1	$68,600	$(23,049)	$45,551
Non-compete agreements	8.1	750	(360)	390
Trade name	Indefinite life	10,200	—	10,200
Technology	2.1	3,023	(1,884)	1,139
Total		$82,573	$(25,293)	$57,280

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	December 31, 2016
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.8	$52,400	$(20,336)	$32,064
Non-compete agreements	8.7	750	(288)	462
Trade name	0.9 - Indefinite life	11,090	(686)	10,404
Technology	2.3	2,324	(1,239)	1,085
Total		$66,564	$(22,549)	$44,015

Amortization expense related to the intangible assets for the years ended December 31, 2017, 2016 and 2015 was $7.1 million, $5.7 million and $4.9 million, respectively.
Amortization for the intangible assets excluding trade name of $10.2 million with indefinite useful life and in process software, over the next five years, is as follows:

Year-end December 31,	(Thousands of Dollars)
2018	$6,010
2019	5,128
2020	5,041
2021	4,973
2022	4,973
(5)    Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2017, 2016 and 2015 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2015	$48,882
Acquisition of Trican's U.S. Operations	1,596
Goodwill as of December 31, 2016	50,478
Acquisitions	84,489
Goodwill as of December 31, 2017	$134,967
The changes in the carrying amount of goodwill for the year ended December 31, 2017 consisted of $0.2 million of purchase price adjustments related to the acquisition of the Acquired Trican Operation and $84.3 million recognized in connection with the acquisition of RockPile. These additions to goodwill were allocated to the Completion Services segment. Goodwill recognized in connection with the acquisition of Trican's U.S. Operations was allocated to the Completion Services segment. For additional information, see Note (3) (Acquisitions). There were no triggering events identified and no impairment recorded since inception and for the years ended December 31, 2017, 2016 and 2015.

(6)    Inventories, net
Inventories, net, consisted of the following at December 31, 2017 and December 31, 2016:

	(Thousands of Dollars)
	December 31, 2017	December 31, 2016
Sand, including freight	$11,551	$6,520
Chemicals and consumables	7,940	4,774
Materials and supplies	13,946	4,597
Total inventory, net	$33,437	$15,891
Inventories are reported net of obsolescence reserves of $0.3 million and $0.1 million as of December 31, 2017 and 2016 , respectively. The Company recognized $0.3 million, $0.02 million and $0.05 million of obsolescence expense during the years ended December 31, 2017, 2016 and 2015.
(7)    Property and Equipment, net
Property and Equipment, net consisted of the following at December 31, 2017 and December 31, 2016:

	(Thousands of Dollars)
	December 31, 2017	December 31, 2016
Land	$5,186	$5,166
Building and leasehold improvements	30,322	30,750
Office furniture, fixtures and equipment	6,338	4,780
Machinery and equipment	773,516	514,017
	815,362	554,713
Less accumulated depreciation	(372,617)	(261,292)
Construction in progress	25,255	788
Total property and equipment, net	$468,000	$294,209

The machinery and equipment balance as of December 31, 2017 and 2016 included $10.1 million of hydraulic fracturing equipment under capital lease. The machinery and equipment balance as of December 31, 2017 and 2016 also included approximately $5.1 million and $2.4 million, respectively, of vehicles under capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $8.3 million and $5.7 million as of December 31, 2017 and 2016, respectively. Accumulated depreciation for the vehicles under capital leases was $1.6 million and $0.6 million as of December 31, 2017 and 2016, respectively.
All (gains) and losses are presented within (gain) loss on disposal of assets in the consolidated and combined statements of operations. The following summarizes the proceeds received and (gains) losses recognized on the disposal of certain assets the years ended December 31, 2017, 2016 and 2015:
During the year ended December 31, 2017, the Company divested the following assets:

•
Idle facility in Searcy, Arkansas, acquired in the acquisition of the Acquired Trican Operations, divested for net proceeds of $0.5 million and a net loss of $0.6 million, within the Corporate segment;

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

•
Idle facility in Woodward, Oklahoma, acquired in the acquisition of the Acquired Trican Operations, divested for net proceeds of $2.4 million and a net gain of $0.5 million, within the Completion Services segment;

•	Air compressor units, divested for net proceeds of $0.9 million and a net gain of $0.9 million, within the Other Services segment;

•	Twelve workover rigs acquired in the acquisition of RockPile, divested for net proceeds of $16.7 million with no (gain) or loss, within the Other Services segment;

•	Hydraulic fracturing operating equipment, divested for a net loss of $0.6 million, within the Completions segment; and

•	Idle coiled tubing assets, divested for net proceeds of $10.0 million and a net gain of $3.5 million, within the Other Services segment.
During the year ended December 31, 2016, the Company also divested various immaterial assets for net proceeds of $0.7 million and a net gain of $0.4 million, primarily within the Completions Services segment.
During the year ended December 31, 2015, the Company divested of certain drilling assets and vehicles for net proceeds of $1.3 million and a net gain of $0.3 million, primarily within the Other Services segment.
(8)    Long-Term Debt
Long-term debt at December 31, 2017 and December 31, 2016 consisted of the following:

	(Thousands of Dollars)
	December 31, 2017	December 31, 2016
New Term Loan Facility	$283,202	$—
Senior Secured Notes	—	190,000
2016 Term Loan Facility	—	98,103
Capital leases	7,918	8,075
Less: Unamortized debt discount and debt issuance costs	(8,173)	(18,353)
Total debt, net of unamortized debt discount and debt issuance costs	282,947	277,825
Less: Current portion	(4,436)	(5,145)
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$278,511	$272,680
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The Company expensed $0.3 million in deferred financing costs related to the proportionate decrease in the borrowing capacity with PNC Bank under the new 2017 ABL Facility. The remaining $1.0 million in deferred financing costs related to the 2016 ABL Facility is being amortized over the life of the 2017 ABL Facility.
2017 ABL Facility
On February 17, 2017, Keane Group Holdings, LLC, Keane Frac, LP and KS Drilling, LLC (together with Keane Group Holdings, LLC, Keane Frac, LP and each other person that becomes an ABL Borrower under the 2017 ABL Facility in accordance with the terms thereof, collectively, the “ABL Borrowers”) and the ABL Guarantors (as defined below) entered into an asset-based revolving credit agreement (the “February 2017 ABL Facility”) with each lender from time to time party thereto (the “2017 ABL Lenders”) and Bank of America, N.A., as administrative agent and collateral agent. The 2017 ABL Facility replaced the 2016 ABL Facility, which agreement was terminated in connection with the effectiveness of the 2017 ABL Facility. No early termination fees were incurred by the Company in connection with such termination. On December 22, 2017, KGI and certain of its subsidiaries amended and restated the asset-based revolving credit agreement governing the February 2017 ABL Facility (the "Amended 2017 ABL Facility" and together with the February 2017 ABL Facility, the "2017 ABL Facility") to, among other things, increase by $150.0 million the total amount of aggregate commitments by the lenders party thereto.
The 2017 ABL Facility provides for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a Borrowing Base (as defined below). In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an increase in commitments of up to $150.0 million. Loans arising under the initial commitments of the 2017 ABL Facility, unless extended, mature on December 22, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Amounts outstanding under the 2017 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings, LLC’s option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.75% or (z) if the average excess availability is greater than or equal to 66%, 0.50%, or (b) the adjusted London Interbank Offered Rate (“LIBOR”) rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 2.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.75% or (z) if the average excess availability is greater than or equal to 66%, 1.50%. The average excess availability is set on the first day of each full fiscal quarter ending after December, 22, 2017. On or after June 22, 2018, at any time when Consolidated EBITDA (as defined herein) as of the then most recently ended four fiscal quarters for which financial statements are required to be delivered is greater than or equal to $250.0 million, the applicable margin will be reduced by 0.25%; provided that if Consolidated EBITDA is less than $250.0 million as of a later four consecutive fiscal quarters, the applicable margin will revert to the levels set forth above. “Consolidated EBITDA,” generally, is defined as net income plus reductions to net income attributable to interest, taxes, depreciation and amortization and certain other non-cash charges, including, subject to certain limitations, the addition of run-rate cost savings, operating expense reductions, restructuring charges and expenses and cost saving synergies, and acquisition, integration and divestiture costs and fleet commissioning costs. Following an event of default, the 2017 ABL Facility bears interest at the rate otherwise applicable to such loans at such time plus an additional 2.00% per annum during the continuance of such event of default, and the letter of credit fees increase by 2.00%.
The amount of loans and letters of credit available under the 2017 ABL Facility is limited to, at any time of calculation, a borrowing base (the “Borrowing Base”) in an amount equal to (a) 85% multiplied by the amount of eligible billed accounts; plus (b) 80% multiplied by the amount of eligible unbilled accounts; provided, that the amount attributable to clause (b) may not exceed 20% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (c)); plus (c) the lesser of (i) 70% of the cost and (ii) 85% of the appraised value of eligible inventory and eligible frac iron; provided, that the amount attributable to

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

clause (c) may not exceed 15% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (b)); minus (d) the then applicable amount of all reserves.
Subject to certain exceptions, as set forth in the definitive documentation for the 2017 ABL Facility, the obligations under the 2017 ABL Facility are (a) secured by a first-priority security interest in and lien on substantially all of the accounts receivable, inventory, and frac iron equipment; certain other assets and property related thereto, including chattel paper, certain investment property, documents, letter of credit rights, payment intangibles, general intangibles, commercial tort claims, books and records and supporting obligations of the Company and its subsidiaries that are ABL Borrowers or ABL Guarantors under the 2017 ABL Facility (collectively, the “2017 ABL Facility Priority Collateral”) and (b) subject to certain exceptions, secured on a second-priority security interest in and lien on substantially all of the assets of KGI and the ABL Guarantors to the extent not constituting 2017 ABL Facility Priority Collateral.
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
The 2017 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2017 ABL Facility), including a financial covenant, which provides that (a) if any event of default is occurring and continuing, (b) if no loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, liquidity is less than the greater of (i) 10% of the lesser of (x) the commitments of the 2017 ABL Lenders, which as of December 31, 2017 was $300.0 million, and (y) the Borrowing Base, at any time of determination (the “Loan Cap”) and (ii) $20.0 million at any time or (c) if any loan or letter of credit (other than any letter of credit that has been cash collateralized) is outstanding, excess availability is less than the greater of (i) 10% of the Loan Cap and (ii) $20.0 million at any time, then the consolidated fixed charge coverage ratio, as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, may not be lower than 1.0:1.0. This financial covenant will remain in effect until the thirtieth consecutive day that all such triggers no longer exist.
In connection with the February 2017 ABL Facility and the Amended 2017 ABL Facility in December 2017, the Company incurred $4.7 million of debt issuance costs during the year ended December 31, 2017. See “Deferred Financing Costs” below for discussion of unamortized debt issuance costs as of December 31, 2017.
There were no amounts outstanding under the 2017 ABL Facility as of December 31, 2017. The Company's availability under the 2017 ABL Facility was $199.7 million as of December 31, 2017.
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
The Company accounted for this transaction as an early debt extinguishment and expensed $8.2 million in deferred financing costs associated with the 2016 Term Loan Facility.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
The 2017 Term Loan Facility provides for a $150.0 million initial term loan facility, and the 2017 Incremental Term Loan Facility provides for a $135.0 million term loan facility (collectively, the “Term Loans”). In addition, subject to certain customary conditions, as of July 3, 2017, the New Term Loan Facility allows for additional incremental term loans in an amount equal to the sum of (a) $50.0 million (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) an unlimited amount, subject to, in the case of subclause (b), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00.
The Term Loans bear interest at a rate per annum equal to, at Keane Group Holdings, LLC's option, (a) the base rate plus 6.25%, or (b) the adjusted LIBOR rate for such interest period (subject to a 1.00% floor) plus 7.25%. Following an event of default, the Term Loans bear interest at the rate otherwise applicable to such Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default. The Term Loans mature on August 18, 2022 or, if earlier, the stated maturity date of any other term loans or term commitments. Subject to certain exceptions as set forth in the definitive documentation for the New Term Loan Facility, the obligations under the New Term Loan Facility are secured by (a) a first-priority security interest in and lien on substantially all of the assets of the 2017 Term Loan Borrowers and the 2017 Term Loan Guarantors to the extent not constituting 2017 ABL Facility Priority Collateral and (b) a second-priority security interest in and lien on the 2017 ABL Facility Priority Collateral.
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
The New Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the New Term Loan Facility), including a financial covenant, which provides that, as of the last day of any month, the sum of (a) unrestricted cash and cash equivalents of the 2017 Term Loan Borrowers and 2017 Term Loan Guarantors that are deposited in blocked accounts (to the extent required to be subject to blocked account agreements under the New Term Loan Facility) and (b) the aggregate principal amount that is available for borrowing under the 2017 ABL Facility, may not be less than $35.0 million. The Company was in compliance with all covenants under the New Term Loan Facility as of December 31, 2017.
In connection with the initial borrowings under the 2017 Term Loan Facility, the Company incurred $5.0 million of debt issuance costs during the quarter ended March 31, 2017. In connection with the borrowings under the 2017 Incremental Term Loan Facility, the Company incurred $4.1 million of debt issuance costs during the year ended December 31, 2017. The Company recorded both Term Loans on the balance sheet at their outstanding principal amounts, net of the unamortized debt issuance costs. See “Deferred Financing Costs” below for discussion of unamortized debt issuance costs as of December 31, 2017.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Maturities of the Term Loans for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2018	2,850
2019	2,850
2020	2,850
2021	2,850
2022	271,800
$283,200

Any prepayment of the Term Loans will not result in a prepayment penalty.
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
The Company accounted for this transaction as an early debt extinguishment and expensed $6.8 million in deferred financing costs associated with the NPA.
Deferred Financing Costs
Costs incurred to obtain financing are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the consolidated and combined statements of operations and comprehensive income (loss). Amortization expense related to the capitalized deferred financing costs for the years ended December 31, 2017, 2016 and 2015 was $5.2 million, $4.2 million and $2.1 million, respectively.
Unamortized deferred financing costs associated with the 2016 ABL Facility and the 2017 ABL Facility were $5.0 million and $1.5 million as of December 31, 2017 and 2016, respectively, and are recorded in other noncurrent assets on the consolidated and combined balance sheets.
Capital Leases
The Company leases certain machinery, equipment and vehicles under capital leases that expire between 2018 and 2021. The capital lease obligation for fracturing equipment obtained through a capital lease with CIT has a lease term of 60 months and interest rate of 4.73% per annum. Total remaining principal balance outstanding on the CIT lease as of December 31, 2017 and 2016 was $4.5 million and $6.3 million, respectively. Total interest expense incurred on this lease was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company leases certain machinery and equipment under a capital lease with FNB that expires in 2018. Total remaining principal balance outstanding on this lease as of December 31, 2017 and 2016 was $0.02 million and $0.04 million, respectively. Total interest expense incurred on this lease was less than $0.01 million for the years ended December 31, 2017 and 2016, respectively.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

As part of the acquisition of Trican’s U.S. Operations, the Company assumed capital leases for light weight vehicles with ARI Financial Services Inc. The lease terms on the vehicles range from 36 to 60 months and interest rates range from 2.25% to 3.75%. In 2017, the Company leased additional light weight vehicles with ARI Financial Services, Inc. The new vehicle leases have terms of 48 months and interest rates ranging from 3.60% and 3.98%. The total outstanding capital lease obligation on the vehicles leased from ARI as of December 31, 2017 and 2016 was $3.0 million and $1.7 million, respectively. Total interest expense incurred on these leases was $0.04 million and $0.01 million for the years ended December 31, 2017 and 2016, respectively.
In 2017, the Company entered into capital leases for light weight vehicles with Enterprise Fleet Trust. The vehicle leases have terms of 48 months and an interest rate of 8.5%. The total outstanding capital lease obligation for the vehicles leased from Enterprise Fleet Trust as of December 31, 2017 was $0.3 million, and total interest incurred for the year ended December 31, 2017 was $0.01 million.
Depreciation of assets held under capital leases is included within depreciation expense. See Note (7) Property and Equipment, net for further details.
Future annual capital lease commitments, including the interest component as of December 31, 2017 for the next five years are listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$3,633
2019	3,600
2020	758
2021	527
2022	—
Subtotal	8,518
Less amount representing interest	(600)
$7,918
(9)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the years ended December 31, 2017, 2016 and 2015, sales to Completion Services customers represented 99%, 98%, and 99% of the Company’s consolidated revenue, respectively. During the years ended December 31, 2017, 2016 and 2015, sales to Completion Services customers represented 99%, 212%, and 99% of the Company's consolidated gross profit, respectively.
The Company depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, which in turn, is affected by current and expected levels of oil and natural gas prices. Oil and natural gas prices began to decline drastically beginning late in the second half of 2014 and remained low through early 2016. This decline, sustained by global oversupply of oil and natural gas, drove the industry into a downturn. Recent events have provided upward momentum for energy prices. With the rebound in commodity prices from their lows in early 2016, drilling and completion activity has continued to increase in 2017, with U.S. active rig count in December 2017 more than doubling the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near and immediate term, and market volatility has continued to persist. Despite this market volatility, the Company continues to experience increased demand for its services and believes it is in a more stable demand environment than existed during the above-mentioned market decline.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

For the year ended December 31, 2017, no customer represented more than 10% of the Company's consolidated revenue. For the year ended December 31, 2016, revenue from the Company's top three customers individually represented 18%, 15% and 15% of the Company's consolidated revenue, respectively. For the year ended December 31, 2015, revenue from the Company's top two customers represented 38% and 21% of the Company's consolidated revenue, respectively. Revenue is earned from each of these customers within the Completion Services segment.
For the years ended December 31, 2017, 2016 and 2015, purchases from two suppliers, one supplier and four suppliers represented approximately 5% to 10% of the Company’s overall purchases, respectively. The costs for each of these suppliers were incurred within the Completion Services segment.
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
The amended swap, which is effective through September 30, 2019, is designated as a cash flow hedge. Under the terms of the interest rate swap, Holdco II receives 3-month LIBOR based variable interest rate payments, subject to a 1% floor, and makes payments based on a fixed rate of 2.055%; thereby hedging the variability of cash flows associated with changes in the benchmark LIBOR interest rate above 1.0%. As of December 31, 2017, the notional amount of the interest rate swap was $136.9 million, decreasing quarterly by $0.9 million.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of December 31, 2017:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	324	—	324	—	324
Other current liability	(254)	—	(254)	—	(254)
Other noncurrent liability	—	—	—	—	—
As of December 31, 2016:
Other current asset	$—	$342	$342	$(342)	$—
Other noncurrent asset	129	—	129	(129)	—
Other current liability	(313)	(959)	(1,272)	342	(930)
Other noncurrent liability	—	(1,473)	(1,473)	129	(1,344)

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Year Ended December 31,
	2017	2016	2015	Location
Amount of gain (loss) recognized in other comprehensive income ("OCI") on derivative	$791	$(1,784)	$(2,765)	OCI
Amount of loss reclassified from AOCI into income	(72)	(603)	(1,578)	Interest Expense
Amount of loss reclassified from AOCI into income as a result of originally forecasted transaction becoming probable of not occurring	(100)	(3,038)	—	Interest Expense
The loss recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the consolidated and combined statements of operations and comprehensive income (loss).
There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2017, $0.3 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Year Ended December 31,
Description	Location	2017	2016	2015
Gains (loss) on interest contracts	Interest expense	$(367)	$240	$—
See Note (11) (Fair Value Measurements and Financial Information) for further information related to the Company’s derivative instruments.
(11) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt, capital lease obligations and contingent liability. As of December 31, 2017 and 2016, the carrying values of the Company's financial instruments, included in its consolidated and combined balance sheets, approximated or equaled their fair values. There were no transfers into or out of Levels 1, 2 and 3 during the years ended December 31, 2017 and 2016.
Recurring Fair Value Measurement
At December 31, 2017 and 2016, the two financial instruments measured by the Company at fair value on a recurring basis were its interest rate derivatives and the Aggregate CVR Payment Amount related to the Acquisition of RockPile.
The fair market value of the derivative financial instrument reflected on the balance sheet as of December 31, 2017 and 2016 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data
The fair market value of the Aggregate CVR Payment Amount reflected on the balance sheet as of December 31, 2017 was determined using a Monte Carlo option pricing model that considers various assumptions, including the Company's stock price, the length of the holding period and discount for volatility. The Aggregate CVR Payment Amount was not outstanding at December 31, 2016. This estimate is sensitive to change based on the historical and implied volatility in the price of the Company's common stock.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at December 31, 2017 and 2016 (in thousands of dollars):

		Fair value measurements at reporting date using
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$70	$—	$70	$—
Aggregate CVR Payment	—	—	—	—
Liabilities:
Interest rate derivatives	—	—	—	—
Aggregate CVR Payment	6,665	—	6,665	—

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

		Fair value measurements at reporting date using
	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	—	—	—	—
Liabilities:
Interest rate derivatives	2,274	—	2,274	—
Non-Recurring Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired technology using the “income-based relief-from-royalty” method and the fair value of its non-compete agreement using the “lost income” approach. Assets acquired as a result of the acquisition of the Acquired Trican Operations and RockPile were recorded at their fair values on the date of acquisition. See Note (3) Acquisitions for further details.
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
In 2017, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
In 2016, the Company recorded an impairment charge of $0.2 million associated with the non-compete agreement related to its Other Services segment.
In 2015, the Company recorded a $2.4 million impairment on its definite-lived intangible assets, within its Completion Services segment, as a result of the loss of certain customer relationships related to the Company’s acquisition of Ultra Tech Frac Services, LLC (“UTFS”), a $1.2 million impairment on its trade name, within the Other Services segment, as it was determined the fair value of the trade name based on the net present value of future cash flows was less than the net book value as of December 31, 2015 and a $0.3 million impairment on its drilling rig fleet, as the continued fall in commodity prices resulted in a decline in the anticipated utilization rates for the drilling rig fleet, indicating these long-lived assets may not be recoverable.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $96.1 million and $48.9 million as of December 31, 2017 and 2016, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The majority of the Company’s trade receivables have payment terms of 30 days or less. As of December 31, 2017, trade receivables from the Company's top customer represented 17% of total accounts receivable. As of December 31, 2016, trade receivables from the top four customers individually represented 15%, 14%, 13% and 12% of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has not had to write-off any bad debts for its customers as of December 31, 2017 and 2016 and has a process in place to collect all receivables within 30 to 60 days of aging.
(12) Equity-Based Compensation
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
As of December 31, 2017, the Company has four types of equity-based compensation under the Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors, (iii) restricted stock units issued to executive officers and key management employees, and (iv) non-qualified stock options issued to executive officers. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Equity and Incentive Award Plan.
The following table summarizes equity-based compensation costs for the years ended December 31, 2017, 2016 and 2015 (in thousands of dollars):

	Twelve Months Ended December 31,
	2017	2016	2015
Class C Interests	$—	$—	$313
Class B Interests	—	1,984	—
Deferred stock awards	4,280	—	—
Restricted stock awards	399	—	—
Restricted stock units	4,766	—	—
Non-qualified stock options	1,133	—	$—
Equity-based compensation cost	$10,578	$1,984	$313

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(a) Class C Interests
Prior to the completion of the Trican Transaction, the Company sponsored its Class C Management Incentive Plan (the “Class C Plan”) to grant Class C units to management. Under the Class C Plan, a maximum of 149,425 Class C units were authorized, of which 113,283 were outstanding as of December 31, 2015. The Class C units granted under the Class C Plan vested based on the participants continued employment with the Company (“Time-Based Units”) and based on the achievement of performance objectives as determined by the Compensation Committee (“Performance-Based Units”). Generally, the Time-Based Units vested one-third on each of the first three anniversary dates of the grant date, subject to the participant’s continued employment. The Performance-Based Units vested over the same periods, subject to the attainment of certain performance objectives. As of March 16, 2016, of the total outstanding Class C units issued under the Class C Plan, 97,305 were fully vested and 4,408 were unvested.
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
The Company granted 8,815 Class C units in 2015. During 2015, 28,650 Class C units were bought back, respectively. The total amount paid during the year ended December 31, 2015 for Class C unit buy backs was $0.2 million. Furthermore, the Company recognized $0.2 million relating to withholding taxes on settlements for the year ended December 31, 2015.
Non-cash compensation cost related to Time-Based Units recognized in operating results during the year ended December 31, 2015 was $0.2 million. At December 31, 2015, there was $0.2 million of total unrecognized compensation cost related to unvested Time-Based Units under the Class C Plan.
Non-cash compensation cost with respect to the vested portion of the Performance-Based Units recognized in operating results during the year ended December 31, 2015 was $0.2 million. The awards for Performance-Based Units were accounted for at fair value. With respect to the remaining unvested portion of the Performance-Based Units, no compensation cost had been recognized as of December 31, 2015, because the performance criteria had not been defined.
(b) 2016 Class B Interests - Management Incentive Plan
On March 16, 2016, the Company canceled all outstanding Class C units issued under its Class C Management Incentive Plan (the “Class C Plan”) and issued Class B units under the Keane Management Holdings LLC Management Incentive Plan (“Class B Plan”). Using an applicable conversion ratio specific to each participant the Company issued 83,529 Class B units to former participants in the Class C Plan, of which 80,784 were fully vested upon issuance. The remaining 2,745 were subject to vesting based on the same time-based schedule that applied under a participant’s canceled Class C award agreement, subject to the participant’s continued employment, without regard to the achievement of any performance objectives that applied under the Class C units (see “Class C Plan” below). In addition, on March 16, 2016, the Company also issued 2,353 Class B units to a member of the Company’s management. These Class B units vested in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The grant date fair value of the Class B units issued on March 16, 2016 was $98.97.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

expense. The incremental fair value of unvested units and any remaining unrecognized compensation of the original awards will be recognized as compensation expense over the remaining vesting period.
During the second quarter of 2016, the Company issued 1,177 Class B units to a member of the Company’s management. These Class B units vested in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The fair value on the grant date was $98.97 per Class B unit on the date of grant.
During the fourth quarter of 2016, the Company issued 6,471 Class B units to members of the Board of Directors of the Company and 7,647 to other management personnel. These Class B units vested in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The fair value on the grant date was $73.20 per Class B unit on the date of grant.
The Company used the Option-Pricing Method to value Class B units. Since the Company’s equity was not publicly traded, expected volatility was estimated based on the volatility of similar entities with publicly traded equity. The risk-free rate for the expected term of the units was based upon the observed yields of U.S. Treasury financial instruments interpolated to match the expected time to liquidity. The Company also calculated the discount for lack of marketability using the Finnerty protective put model. The time to liquidity was based upon the expected time to a successful liquidity event
As described in Note (1) (Basis of Presentation and Nature of Operations), in order to effectuate the IPO, the Company completed the Organizational Transactions, which resulted in the Existing Owners contributing all of their direct and indirect equity interests in Keane Group to Keane Investor.
During the years ended December 31, 2017 and 2016, the Company recognized nil and $2.0 million, respectively, of non-cash compensation expense into income related to the Company’s Management Incentive Plan. As all vested and unvested membership units were contributed to Keane Investor, which is not a subsidiary of the Company, on January 20, 2017, the Company will not recognize any additional non-cash compensation expense associated with unvested membership units in the future.
(c) Deferred stock awards
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

	Bonus Amounts
	First	Second
James C. Stewart	$1,975,706	$1,975,706
Gregory L. Powell	$1,646,422	$1,646,422
M. Paul DeBonis Jr.	$658,569	$658,569

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The Company accounted for these deferred stock awards as liability classified awards and recorded them at fair value based on the fixed monetary value on the date of grant. The Company recognized $8.6 million as a deferred compensation expense liability and contra-equity during the first quarter of 2017.
The first stock bonuses vested on January 1, 2018 and were paid on February 15, 2018, and the second stock bonus will vest on January 1, 2019 to be paid on February 15, 2019. For the year ended December 31, 2017, the Company recognized $4.3 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss). As of December 31, 2017, total unamortized compensation cost related to unvested deferred stock awards was $4.3 million, which the Company expects to recognize over the remaining weighted-average period of 1 year.
(d) Restricted stock awards
On January 20, 2017, upon consummation of the IPO, the Class B units issued to the independent members of the Board of Directors under the Company’s Management Incentive Plan were converted into 114,580 restricted shares of the Company's common stock. These restricted stock awards vest with respect to 33.33% of the shares beginning on October 1, 2017, and with respect to an additional 33.33% of the shares on the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date. Restricted stock awards are not considered issued and outstanding for purposes of earnings per share calculations until vested.
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
For the three and twelve months ended December 31, 2017, the Company recognized $0.4 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss). As of December 31, 2017, total unamortized compensation cost related to unvested restricted stock awards was $0.7 million, which the Company expects to recognize over the remaining weighted-average period of 1.94 years.
Rollforward of restricted stock awards as of December 31, 2017 is as follows:

	Number of Restricted Stock Awards	Weighted average grant date fair value
Total non-vested at January 20, 2017	114,580	$22.00
Shares issued	18,947	14.49
Shares vested	(38,192)	22.00
Shares forfeited	—	—
Non-vested balance at December 31, 2017	95,335	$20.51

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(e) Restricted stock units
During the year ended December 31, 2017, executive officers and key management personnel received, in total, 1,238,127 RSUs under the Equity and Incentive Award Plan. 1,104,208 of these RSU awards vest with respect to 33.33% beginning on January 20, 2018 and 133,919 of these RSU awards vest with respect to 33.33% beginning on the first anniversary of the date of grant. The remaining RSU awards vest with respect to an additional 33.33% on the next two anniversaries, provided that the participant does not incur a termination before the applicable vesting date. RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.
The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into income on a straight-line basis over the vesting period. For the year ended December 31, 2017, the Company recognized $4.8 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss). As of December 31, 2017, total unamortized compensation cost related to unvested restricted stock units was $11.3 million, which the Company expects to recognize over the remaining weighted-average period of 2.11 years.
On April 3, 2017, an executive officer of the Company awarded 23,263 RSUs to an officer of the Company pursuant to an authority delegated by the Compensation Committee. It was subsequently determined that such grant required approval from the Compensation Committee, and on September 13, 2017, the Compensation Committee ratified the action.
Rollforward of restricted stock units as of December 31, 2017 is as follows:

	Number of Restricted Stock Units	Weighted average grant date fair value
Total non-vested at December 31, 2016	—	$—
Units issued	1,238,127	14.66
Units vested	—	—
Actual units forfeited	(138,507)	14.95
Non-vested balance at December 31, 2017	1,099,620	$14.62

(f) Non-qualified stock options
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

The Company recognized these stock options at fair value determined by applying the Black-Scholes model to the grant date market value of the underlying common shares of the Company. The compensation expense associated with these stock options will be amortized into income on a straight-line basis over the vesting period. For the year ended December 31, 2017, the Company recognized $1.1 million of non-cash stock compensation expense into income, which is presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss). As of December 31, 2017, total unamortized compensation cost related to unvested stock options was $2.5 million, which the Company expects to recognize over the remaining weighted-average period of 2.05 years.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Rollforward of stock options as of December 31, 2017 is as follows:

	Number of Stock Options	Weighted average grant date fair value
Total outstanding at December 31, 2016	—	$—
Options granted	640,854	6.16
Options exercised	—	—
Actual options forfeited	(50,877)	6.16
Options expired	—	—
Total outstanding at December 31, 2017	589,977	$6.16

There were no stock options exercisable or vested at December 31, 2017.
Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

Weighted Average as of December 31, 2017
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(b) Keane Group Holdings Recapitalization
As described in Note (1) (Basis of Presentation and Nature of Operations), the Company completed Organizational Transactions to effect the IPO that resulted in all equity interests in Keane Group, which consisted of 1,000,000 class A units, 176,471 class B units and 294,118 class C units, being converted to an aggregate of 87,428,019 shares of the Company's common stock on January 20, 2017. The Organizational Transactions represented a transaction between entities under common control and was accounted for similar to pooling of interests. In accordance with the requirements of ASC 805, the Company recognized the aggregate 87,428,019 shares of common stock at the carrying amount of the equity interests in Keane Group on January 20, 2017, which totaled $453.8 million. The Company recorded $0.9 million of par value common stock and the remaining $452.9 million as paid-in capital in excess of par value. Furthermore, as the Organizational Transactions resulted in a change in the reporting entity from Keane Group Holdings, LLC to Keane Group, Inc., paid-in capital in excess of par value for Keane Group, Inc. was reduced by Keane Group's retained deficit as of January 20, 2017 of $296.7 million.
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
(d) RockPile Acquisition
As described in Note (3) (Acquisitions), the Company completed its acquisition of RockPile on July 3, 2017 for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock and contingent value rights, as described in Note (3) (Acquisitions). The fair value of the Acquisition Shares was calculated using the closing price of the Company's common stock on July 3, 2017, of $16.29, discounted to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted. Upon completion of the acquisition of RockPile, the Company had 111,831,176 shares of common stock outstanding.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(14) Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) in the equity section of the consolidated and combined balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2016	$(2,603)	$(184)	$(2,787)
Other comprehensive income, before tax	96	963	1,059
Income tax expense(1)	—	—	—
December 31, 2017	$(2,507)	$779	$(1,728)

(1) The deferred tax liability created by other comprehensive income was netted against the Company's deferred tax asset, which was offset by a valuation allowance.

The following table summarizes reclassifications out of accumulated other comprehensive (loss) during years ended December 31, 2017, 2016 and 2015 (in thousands of dollars):

				Affected line item in the consolidated and combined statements of operations and comprehensive income (loss)
	Year Ended December 31,
	2017	2016	2015
Interest rate derivatives, hedging	$(172)	$(3,641)	$(1,578)	Interest expense
Foreign currency items	—	—	—	Other income
Total reclassifications	$(172)	$(3,641)	$(1,578)

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$(36,141)	$(187,087)	$(64,642)

Denominator:
Basic weighted-average common shares outstanding(1)	106,321	87,313	87,313
Dilutive effect of restricted stock awards granted to Board of Directors	36	—	—
Dilutive effect of deferred stock award granted to NEOs	—	—	—
Dilutive effect of RSUs granted under stock incentive plans	135	—	—
Dilutive effect of options granted under stock incentive plans	—	—	—
Diluted weighted-average common shares outstanding(2)	106,492	87,313	87,313

(1)
The basic weighted-average common shares outstanding have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Company's Existing Owners' membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the years ended December 31, 2017, 2016 and 2015, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

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
Rental expense for operations, excluding daily rentals and reimbursable rentals, was $11.8 million, $9.2 million and $6.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, the company recognized $0.6 million of rental expense related to non-cancelable sale-leasebacks on 68 Peterbilt tractors acquired from the RockPile acquisition that expire in 2020. Future minimum lease payments include $3.4 million related to the sale leasebacks.
Sublease proceeds were $0.3 million, $0.3 million and $0.05 million for the years ended December 31, 2017, 2016 and 2015, respectively, all of which related to the subleased properties of the Company's Canadian operations. These sublease proceeds were recorded as a reduction of the Company's Canadian operations’ exit costs liability.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Minimum lease commitments remaining under operating leases for the next five years are $45.4 million, as listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$16,173
2019	14,408
2020	8,210
2021	3,990
2022	2,606
Total	$45,387
The Company has three long-term operating leases in Canada that expire in 2018. The Company contracted sub-tenants for one of the leased properties during the fourth quarter of 2015 and for the other two properties in the second and fourth quarters of 2016, respectively. As of December 31, 2017, the total minimum sublease payments to be received in the future under the active subleases is $0.01 million in 2018. The Company's subleases terminate after 2018.
The Company assumed several real estate operating leases in connection with the acquisition of the Acquired Trican Operations. In an effort to consolidate its facilities and to reduce costs, the Company vacated eight of the combined properties and recorded a cease-use liability for the total amount of $8.1 million. Subsequent to the recording of the liability, the Company successfully negotiated exit agreements for four of the properties, resulting in net payments of $2.6 million. In December 2016, due to immediate need for office space, the Company decided to re-enter one of the leases acquired from Trican Well Service, L.P. and renegotiated its terms. As a result, the amendment to the lease was accounted for as a new lease, and the cease-use liability associated with the lease in the amount of $2.4 million was reversed through the same line item in the statement of operations where it was previously recognized. In 2017, the Company vacated the outgrown facility and moved into the renegotiated office space, and recorded a cease-use liability of $0.5 million. During the third quarter of 2017, the Company assumed additional real estate operating leases in connection with the acquisition of Rockpile. As part of a further consolidation of operations, the Company vacated one of these facilities and recorded a cease-use liability of $0.7 million. Exit costs, including accretion expense, are presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss).
The following table presents the roll forward of the cease-use liability:

(Thousands of Dollars)
Beginning balance at January 1, 2017	$1,670
Exit costs	1,164
Cash buyout of lease	(702)
Lease amortization and other adjustments	(862)
Ending balance at December 31, 2017	$1,270

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(17) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. As a result of the IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of Keane Group, Inc. from January 20, 2017 through December 31, 2017 in the accompanying consolidated and combined financial statements.
The following table summarizes the income from continuing operations before income taxes in the following jurisdictions:

	(Thousands of Dollars)
	Year Ended December 31,
	2017	2016	2015
Domestic	$(35,904)	$(187,308)	$(64,470)
Foreign	(87)	221	(172)
	(35,991)	(187,087)	(64,642)

The components of our income tax provision are as follows:

	(Thousands of Dollars)
	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	614	—	—
Foreign	—	—	(197)
Total current income tax provision	614	—	(197)
Deferred:
Federal	(536)	—	—
State	72	(114)	—
Foreign	—	—	990
Total deferred income tax provision	(464)	(114)	990
	$150	$(114)	$793

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following table presents the reconciliation of our income taxes calculated at the statutory federal tax rate, currently 35%, to the income tax provision in our financial statements. The Company’s effective tax rate for 2017 of (0.53)% differs from the statutory rate, primarily due to state taxes, a valuation allowance and a reduction of the corporate income tax rate from 35% to 21%, due to the enactment of the Tax Cuts and Jobs Act in December 2017. The Company's effective tax rate for 2016 and 2015 was 0.06% and (1.23)%, respectively.

	(Thousands of Dollars)
	December 31, 2017	% of Income Before Income Taxes	December 31, 2016	% of Income Before Income Taxes	December 31, 2015	% of Income Before Income Taxes
Income tax provision computed at the statutory federal rate	$(9,795)	35.00%	$(65,480)	35.00%	$(22,625)	35.00%
Reconciling items:
State income taxes, net of federal tax benefit	(334)	1.19%	(114)	0.06%	—	—%
Deferred tax asset valuation adjustment	(32,593)	116.46%	—	—%	—	—%
Tax rate change	41,591	(148.61)%	—	—%	—	—%
Other	1,281	(4.57)%	—	—%	—	—%
Flow through income not taxable	—	—%	65,480	(35.00)%	22,625	(35.00)%
Foreign taxes	—	—%	—	—%	793	(1.23)%
Income tax provision	$150	(0.53)%	$(114)	0.06%	$793	(1.23)%

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The Company adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", during 2017, and thus has classified all deferred tax assets and liabilities as noncurrent.

	(Thousands of Dollars)
	Year Ended December 31,
	2017	2016	2015
Deferred tax assets:
Stock-based compensation	$2,467	$—	$—
Net operating loss carry-forwards	70,745	—	—
Accruals and other	3,994	—	—
Intangibles	—	231	139
Gross deferred tax assets	77,206	231	139
Valuation allowance	(65,347)	(139)	(139)
Total deferred tax assets	11,859	92	—
Deferred tax liability:
PP&E and intangibles	(11,319)	—	(22)
Prepaids and other	(1,954)	—	—
Total deferred tax liability	(13,273)	—	(22)
Net deferred tax liability	$(1,414)	$92	$(22)

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

As of December 31, 2017, the Company had total U.S. federal tax net operating loss (“NOL”) carryforwards of $320.0 million. Of this amount, $85.6 million related to the Company’s current year federal tax loss, and the remaining $234.4 million was generated prior to the IPO transaction. As part of the IPO transaction (immediately before), the existing owners of Keane Group contributed all of their direct and indirect equity interests in Keane Group to Keane Investor Holdings LLC, who then contributed those interests to the Company in exchange for common stock of the Company. This event constituted a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change NOLs and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the Company as of the effective date of the acquisition. As of December 31, 2017, it is expected that the NOLs subject to IRC Section 382 will be available for use during the applicable carryforward period without becoming permanently lost by the Company. The Company’s Section 382 annual limitation is $19.2 million. This annual limitation is available to be carried forward to the following year if not utilized. As the Company realized a taxable loss for the year ended December 31, 2017, the current year limitation of $19.2 million will be available for use in 2018. As such, the total annual limitation available for use in 2018 will be $38.4 million. The Company’s total NOL Carryforward available to reduce federal taxable income in 2018 is $124.0 million. These carryforwards will begin to expire in 2031.
Included in the Company’s recording of its initial deferred taxes, pursuant to the Organizational Transactions, are deferred tax liabilities related to certain of the Company's indefinite-lived intangible assets. The deferred tax liability related to these indefinite-lived intangible assets will only reverse at the time of ultimate sale or impairment. Due to the uncertain timing of this reversal, the temporary differences associated with these indefinite-lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” The Company recognized a deferred tax liability of $1.9 million associated with this naked credit upon the IPO. This is presented within other noncurrent liabilities in the audited consolidated and combined balance sheet. This amount will increase as additional tax amortization is recognized, but will only decrease if the indefinite-lived intangibles are sold, impaired or if the Company establishes indefinite-lived deferred tax assets such as NOLs with an indefinite life under the newly passed Tax Cuts and Jobs Act legislation.
ASC 740, "Income Taxes", requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of December 31, 2017 fully offsets the impact of the initial benefit recorded related to the formation of Keane Group, Inc., excluding deferred tax liabilities related to certain indefinite lived intangibles. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control. The valuation allowance as of December 31, 2017 was $65.3 million. The valuation allowance for foreign deferred tax assets as of December 31, 2016 and 2015 of $0.1 million was related to the Company's tax basis in certain assets located in Canada.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Changes in the valuation allowance for deferred tax assets were as follows:

(Thousands of Dollars)
Valuation allowance as of the beginning of January 1, 2017	$139
Charge as debit to equity	97,801
Charge as (benefit) expense to income tax provision for current year activity	8,032
Charge as (benefit) expense to income tax provision for change in deferred tax rate	(40,625)
Changes to other comprehensive income	—
Valuation allowance as of December 31, 2017	$65,347

In December 2017, the Tax Cuts and Jobs Act legislation was enacted. The Tax Cuts and Jobs Act includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from 35% to 21% as well as many other changes. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation was enacted. As a result, the Company recorded a $41.6 million expense related to the re-measurement of the deferred tax assets and liabilities from 35% to the new 21% tax rate in December 2017. Additionally, the Company recorded a $40.6 million benefit related to the re-measurement of the ending valuation allowance from 35% to the new 21%. The effects of other provisions of the Act are not expected to have an adverse impact on our consolidated and combined financial statements. The Company will continue to analyze the impacts of the Tax Cuts and Jobs Act on the Company and refine its estimates as necessary in 2018.
There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended December 31, 2017, 2016 and 2015. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company's tax returns and its accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company's tax returns are open to audit under the statute of limitations for the years ended December 31, 2014 through December 31, 2016 for federal tax purposes and for the years ended December 31, 2013 through December 31, 2016 for state tax purposes.
(18) Commitments and Contingencies
As of December 31, 2017 and 2016, the Company had $19.8 million and $0.1 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $82.5 million and nil, as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, the Company anticipates committing $4.2 million to research and development with its equity-method investee, that is expected to generate economic benefits in 2019.
As of December 31, 2017 and 2016, the Company had issued letters of credit of $2.0 million under the 2017 ABL Facility and 2016 ABL Facility, respectively, which secured performance obligations related to the Company's CIT capital lease.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of December 31, 2017 are listed below:

(Thousands of Dollars)
Year-end December 31,
2018	$45,942
2019	42,717
2020	26,087
2021	10,083
2022	—
$124,829

Trican Indemnification Settlement
As part of the asset purchase agreement (the “APA”) executed for the acquisition of the Acquired Trican Operations, certain representations and warranties were provided to the Company relating to the condition of the acquired machinery and equipment. The material maintenance expenditures the Company incurred to bring all of the acquired machinery and equipment into proper working order exceeded the representations made in the APA. On June 12, 2017, the Company and Trican reached a settlement that resulted in proceeds of $2.1 million and net gain on settlement of $3.6 million. This gain is presented within other income in the consolidated and combined statements of operations and comprehensive income (loss).
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
The Company has been served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act ("FLSA") and state laws. On December 27, 2016, two former employees filed a complaint for a proposed collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the FLSA and Pennsylvania law. The parties agreed to settle the claims in the first quarter of 2018 for $4.2 million. Settlement of this collective action is subject to court approval. In accordance with GAAP, the Company recognized an estimated liability of $4.2 million as of December 31, 2017, as the occurrence of a loss was probable and reasonably estimable on this 2016 claim, based on events that occurred prior to the filing of the Company's 2017 Annual Report on Form 10-K.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Additionally, the Company is involved in a commercial dispute whereby a former customer has commenced an arbitration proceeding, captioned Halcon Operating Co., Inc. and Halcon Energy Properties, Inc. v. Keane Frac LP and Keane Frac GP, LLC, and on December 15, 2017, made a claim for contractual damages of approximately $4.0 million. The Company intends to vigorously dispute the merits of this asserted claim and plans to assert affirmative counterclaims for unpaid bills and other damages. The Company is currently unable to estimate the range of loss, if any, that may result from this matter.
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
Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac TX, LLC's direct payment sales tax for the periods of January 2014 through May 2017. The audit is expected to commence in March 2018. The Company is currently unable to estimate the range of loss, if any, that may result from this matter.
(19) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.3 million, $1.0 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.
In connection with the Company's reorganization, the Company engaged in transactions with affiliates. See Note (1) (Basis of Presentation and Nature of Operations) and Note (13) (Owners’ Equity) for a description of these transactions.
In connection with the Company's research and development initiatives, the Company has engaged in transactions with its equity-method investee. See Note (18) Commitments and Contingencies for a description of these commitments. As of December 31, 2017, the Company has purchased $0.6 million of shares in its equity-method investee.
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

In December 2017, we sold our dormant coiled tubing assets, including seven coiled tubing units and ancillary equipment related thereto, to Patriot Well Solutions LLC, an affiliate of WDE RockPile Aggregate, LLC, for a purchase price of $10.0 million.
On January 17, 2018, the Company's Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor Holdings LLC (the "selling stockholder"), pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters' over-allotment option), at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor Holdings LLC controlled 50.9% of the Company's outstanding common stock. Upon vesting of certain of the Company's RSUs on January 20, 2018, Keane Investor controls 50.7% of the Company's outstanding common stock. The Company incurred $1.2 million of transaction costs on behalf of the selling stockholder related to the offering in 2017, which were included under selling, general and administrative expenses within the consolidated and combined statement of operations. The Company anticipates it will incur approximately $12.9 million of transactions costs related to the offering in 2018. Transaction costs consist of the underwriters' fees, other offering fees and expenses for professional services rendered specifically in connection with the offering.
(20) Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions of up to 3.5% of compensation. Contributions made by the Company were $4.9 million, $1.4 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(21) Wind-down of a Foreign Subsidiary
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

•
Phase 4 included settlement of the outstanding obligations of the Canadian operations. The Company has three long-term operating leases still in effect. These leases and any trailing costs are settled on an ad hoc basis. The Company contracted sub-tenants for one of the leased properties during the fourth quarter of 2015 and for the other two properties in the second and fourth quarters of 2016.

•	Phase 5 included transitioning the $4.7 million CAD of goodwill related to the Completion Services segment from Keane Completions CN Corp. to Holdco II as of December 31, 2015.
As of this time, Management has no formal plan to substantially liquidate its Canadian subsidiary.

As of December 31, 2017, all material costs associated with the wind-down of the Canadian subsidiary were identified, and we do not expect to incur any additional significant costs associated with the wind-down of the Canadian subsidiary. Exit costs were incurred within the Company’s Completion Services reportable segment. The Company did not incur any Canadian subsidiary exit related costs during the years ended December 31, 2017 or December 31, 2016.
Exit costs incurred during the year ended December 31, 2015 and the line items where they appear on the consolidated statements of operations and comprehensive loss were as follows:

		(Thousands of Dollars)
Location in consolidated statements of operations and comprehensive loss	Description	Year ended December 31, 2015
Costs of services
	Severance pay	$208
Selling, general and administrative expenses
	Severance pay	$267
	Consulting and legal fees	39
	Retention pay	187
	Asset sales and disposals costs	525
	Lease exit costs	1,375
	Other costs	121
		$2,514
The activity in the exit liabilities related to lease and contract obligations recognized in connection with the wind-down of the Canadian operations, which are presented as accrued liabilities on the consolidated balance sheets, were as follows for the year ended December 31, 2017:

	(Thousands of Dollars)
	2017	2016
Beginning balance at January 1,	$233	$759
Charges incurred	—	—
Cash payments net of cash receipts	(214)	(290)
Currency lease accretion and other adjustments	30	(236)
Total lease obligations, ending balance	$49	$233
(22) Business Segments
Management operates the Company in two reporting segments: Completion Services and Other Services. Management evaluates the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. All inter-segment transactions are eliminated in consolidation.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following tables present financial information with respect to the Company’s segments. Corporate and Other represents costs not directly associated with an operating segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery equipment.

	Year Ended December 31,
	2017	2016	2015
Operations by business segment
Revenue:
Completion Services	$1,527,287	$410,854	$363,820
Other Services	14,794	9,716	2,337
Total revenue	$1,542,081	$420,570	$366,157
Gross profit (loss):
Completion Services	$258,024	$8,963	$58,784
Other Services	1,496	(4,735)	777
Total gross profit	$259,520	$4,228	$59,561
Operating income (loss):
Completion Services	$115,691	$(80,563)	$(11,260)
Other Services	(197)	(10,156)	(3,864)
Corporate and Other	(106,225)	(58,985)	(24,587)
Total operating income (loss)	$9,269	$(149,704)	$(39,711)
Depreciation and amortization:
Completion Services	$141,385	$89,432	$65,114
Other Services	5,757	5,087	3,169
Corporate and Other	12,138	6,460	1,264
Total depreciation and amortization	$159,280	$100,979	$69,547
(Gain) loss on disposal of assets
Completion Services	$948	$(538)	$357
Other Services	(4,064)	(44)	(651)
Corporate and Other	561	195	24
Total (gain) on disposal of assets	$(2,555)	$(387)	$(270)
Impairment:
Completion Services	$—	$—	$2,443
Other Services	—	185	1,471
Corporate and Other	—	—	—
Total impairment	$—	$185	$3,914
Exit Costs:
Completion Services	$—	$—	$2,722
Other Services	—	—	—
Corporate and Other	$1,221	$5,696	$—

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Total exit costs	$1,221	$5,696	$2,722
Income tax provision(1):
Completion Services	$—	$—	$—
Corporate and Other	$(150)	$—	$—
Total income tax:	$(150)	$—	$—
Net income (loss):
Completion Services	$115,691	$(80,563)	$(11,260)
Other Services	(197)	(10,156)	(3,864)
Corporate and Other	(151,635)	(96,368)	(49,518)
Total net loss	$(36,141)	$(187,087)	$(64,642)
Capital expenditures(2):
Completion Services	$185,329	$21,736	$27,228
Other Services	1,718	487	8
Corporate and Other	2,582	1,322	10
Total capital expenditures	$189,629	$23,545	$27,246

(1) Income tax provision as presented in the consolidated and combined statement of operations does not include the provision for Texas margin tax for 2016 and the provisions for Texas margin tax and Canadian federal tax for 2015.

(2)	Capital expenditures do not include net assets from the acquisition of RockPile on July 3, 2017 of $116.6 million or the Acquired Trican Operations on March 16, 2016 of $205.5 million.

	(Thousands of Dollars)
	December 31, 2017	December 31, 2016
Total assets by segment:
Completion Services	$863,419	$412,947
Other Services	21,877	18,485
Corporate and Other	157,820	105,508
Total assets	$1,043,116	$536,940

Total assets by geography:
United States	$1,041,596	$535,395
Canada	1,520	1,545
Total assets	$1,043,116	$536,940

Goodwill by segment:
Completion Services	$134,967	$50,478
Total goodwill	$134,967	$50,478

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(23) Selected Quarterly Financial Data
The following table sets forth certain unaudited financial and operating information for each quarter of the years ended December 31, 2017 and 2016. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Year Ended December 31, 2017
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$240,153	$323,136	$477,302	$501,490
Costs of services (excluding depreciation and amortization, shown separately)	223,992	278,384	391,089	389,096
Depreciation and amortization	30,373	32,739	46,204	49,964
Selling, general and administrative expenses	17,986	22,337	28,592	24,611
(Gain) loss on disposal of assets	(434)	(5)	302	(2,418)
Total operating costs and expenses	271,917	333,455	466,187	461,253
Operating income (loss)	(31,764)	(10,319)	11,115	40,237
Other income, net	4	3,701	942	9,316
Interest expense	(40,361)	(4,349)	(7,195)	(7,318)
Total other expenses	(40,357)	(648)	(6,253)	1,998
Income tax income (expense)	(134)	(931)	(797)	1,712
Net income (loss)	$(72,255)	$(11,898)	$4,065	$43,947

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	Year Ended December 31, 2016
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$61,195	$91,589	$116,753	$151,033
Costs of services (excluding depreciation and amortization, shown separately)	67,845	85,039	120,480	142,978
Depreciation and amortization	13,968	27,723	30,256	29,032
Selling, general and administrative expenses	20,168	15,820	9,218	7,949
(Gain) loss on disposal of assets	(8)	(464)	176	(91)
Impairment	—	—	—	185
Total operating costs and expenses	101,973	128,118	160,130	180,053
Operating loss	(40,778)	(36,529)	(43,377)	(29,020)
Other expense (income), net	(133)	(874)	470	(379)
Interest expense	8,408	10,037	9,963	9,891
Total other expenses	8,275	9,163	10,433	9,512
Net loss	$(49,053)	$(45,692)	$(53,810)	$(38,532)
(24) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In July 2015, the FASB issued ASU 2015-11, “Inventory, Simplifying the Measurement of Inventory,” which requires that an entity should measure inventory at the lower of cost and net realizable value. The realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have a material impact on the Company's consolidated and combined financial statements.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company adopted this standard as of January 1, 2017, retrospectively. The adoption of this standard did not have a material impact on the Company's consolidated and combined financial statements for prior periods.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” which is effective for fiscal years and interim periods within fiscal years beginning after December 31, 2016, with a cumulative-effect and prospective approach to be used for implementation. ASU 2016-09 changes several aspects of the accounting for share-based payment award transactions, including accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, minimum statutory tax withholding requirements and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The Company adopted this standard as of January 1, 2017. The adoption of this standard did not have an adverse impact to the Company's financial condition or results of operations.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is effective for fiscal years and interim periods within fiscal years beginning after December 15,

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” which stipulates that the amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-period total amounts shown on the statement of cash flows. The amendments to this update do not provide a definition of restricted cash or restricted cash equivalents. The Company early adopted this standard effective January 1, 2017. The adoption of this standard did not have any impact on the Company's consolidated and combined financial statements, as it does not have any restricted cash.
In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements”, which provides technical corrections, clarifications and improvements on a wide range of topics in the ASC. The amendments in this ASU generally fall into one of four categories: (i) amendments related to differences between original guidance and the ASC, (ii) guidance clarification and reference corrections, (iii) simplification and (iv) minor improvements. Transition guidance varies based on the amendments in the ASUs. The amendments that require transition guidance are effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of this standard did not have any impact on the Company's consolidated and combined financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 of the goodwill impairment test with the goodwill impairment amount calculated as the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted prospectively for any impairment tests performed after January 1, 2017. The Company early adopted this standard, prospectively, as of January 1, 2017 and applied this standard to its annual goodwill impairment assessment.
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies what constitutes a modification of a share-based payment award. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard effective January 1, 2017, which impacted the accounting for the equity-based awards, issued under the Equity and Incentive Award Plan, in its consolidated and combined financial statements. The Company applied this standard to determine that its conversion of the Class B units issued to the independent members of the Board of Directors into restricted shares required the Company to apply modification accounting.
In August 2017, the FASB issued ASC 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 simplifies the hedge documentation and effectiveness assessment requirements, eliminates the need to separately measure and report hedge ineffectiveness and requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. The Company early adopted this standard effective September 28, 2017, in conjunction with its hedge designation of two interest rate swaps, to benefit from the ability to perform ongoing hedge effectiveness assessments on a qualitative basis and the removal of the requirement to separately measure and report hedge ineffectiveness. There were no active hedge relationships upon adoption. Accordingly, the adoption did not impact

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

the opening balance of accumulated other comprehensive income or net assets in the Company's consolidated and combined financial statements.
(b) Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. The Company has completed its evaluation of the impact of the adoption of this ASU on its various revenue streams and established processes and determined the adoption of this ASU will not have a material impact on the Company's current revenue recognition processes.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
In February 2017, the FASB issued ASU 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Asset”. Subtopic 610-20 was issued as part of the new revenue recognition standard and provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. ASU 2017-05 (i) clarifies the definition of “in substance nonfinancial assets,” (ii) unifies guidance related to partial sales of nonfinancial assets, (iii) eliminates rules specifically addressing sales of real estate, (iv) removes exceptions to the financial asset derecognition model and (v) clarifies the accounting for contributions of nonfinancial assets to joint ventures. The Company will adopt this standard utilizing the modified retrospective method concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated and combined financial statements.
(25) Subsequent Events
Secondary Common Stock Offering
On January 17, 2018, the Company's Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor Holdings LLC (the "selling stockholder"), pursuant to which 15,320,015 shares were sold by the selling shareholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters' over-allotment option), at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor Holdings LLC controlled 50.9% of the Company's outstanding common stock. Upon vesting of certain of the Company's RSUs on January 20, 2018, Keane Investor Holdings LLC controls 50.7% of the Company's outstanding common stock. The Company incurred $1.2 million of transaction costs on behalf of the selling stockholder related to the offering in 2017, which were included under selling, general and administrative expenses within the consolidated and combined statement of operations. The Company anticipates it will incur approximately $12.9 million of transactions costs related to the offering in 2018. Transaction costs consist of the underwriters' fees, other offering fees and expenses for professional services rendered specifically in connection with the offering.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Stock Repurchase Program
On February 26, 2018, the Company announced that its Board of Directors has authorized a stock repurchase program of up to $100.0 million of the Company’s outstanding common stock, with the intent of returning value to its shareholders as management continues to expect further growth and profitability. The duration of the stock buy-back program will be 12 months. The program does not obligate the Company to purchase any particular number of shares of common stock during any period, and the program may be modified or suspended at any time at the Company's discretion.

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
In addition, because we were an “emerging growth company” for fiscal year 2017, under the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting for fiscal year 2017. As of January 1, 2018, we no longer qualify as an emerging growth company.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financing reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On February 26, 2018, Mr. James E. Geisler voluntarily resigned as a member of the Board of Directors of Keane Group, Inc. (the "Company"), and ceased to be a member of any committee of the Company’s Board of Directors, effective immediately. Mr. Geisler’s resignation was not the result of any disagreements with the Company or the Board of Directors.
In connection with Mr. Geisler’s resignation, the Company’s Board of Directors has determined that authorized number of directors on the Board of Directors be decreased to 11 directors. In addition, Mr. Shawn Keane was appointed to the Compliance Committee in satisfaction of its membership requirements.

PART III
References Within This Annual Report
As used in Part III of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our IPO, and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; (vi) the term "RockPile" refers to RockPile Energy Services, LLC and its consolidated subsidiaries; (vii) the term "Keane Investor" refers to Keane Investor Holdings LLC and (viii) the terms “Sponsor” or “Cerberus” refer to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds.
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
The following table sets forth information regarding our board of directors and executive officers:

Name	Age†	Position
James C. Stewart	55	Chairman and Chief Executive Officer
Gregory L. Powell	43	President and Chief Financial Officer
M. Paul DeBonis Jr.	58	Chief Operating Officer
Kevin M. McDonald	51	Executive Vice President, General Counsel & Secretary
Phung Ngo-Burns	52	Chief Accounting Officer
Ian J. Henkes	46	Vice President & General Manager, South Region and National Wireline
Marc G. R. Edwards*(a)(b)(d)	57	Lead Director
Lucas N. Batzer(c)	34	Director
Dale M. Dusterhoft(b)(d)	57	Director
Christian A. Garcia*(a)	54	Director
Lisa A. Gray(c)(d)	62	Director
Gary M. Halverson*(a)(d)	59	Director
Shawn Keane(b)(c)	52	Director
Elmer D. Reed*(c)	69	Director
Lenard B. Tessler	65	Director
Scott Wille(b)	37	Director

†	As of December 31, 2017

*	Independent Director

(a)	Member, Audit and Risk Committee

(b)	Member, Compensation Committee

(c)	Member, Compliance Committee

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
Phung Ngo-Burns, Chief Accounting Officer.    Mrs. Ngo-Burns has served as Keane's Chief Accounting Officer since March 2017. Prior to joining Keane, Ms. Ngo-Burns served as Senior Director with Alvarez and Marsal since 2012. From 2002 to 2012, Ms. Ngo-Burns served as Chief Financial Officer of Ability Holdings, Inc. and held several executive roles in the finance department of ExpressJet Holdings, Inc., including as Executive Vice President and Chief Financial Officer. Ms. Ngo-Burns brings nearly 30 years of accounting experience to the Keane and holds an M.B.A. from the University of Houston and a B.S. in Business and Accounting from Oklahoma State University.
Ian J. Henkes, Vice President & General Manager, South Region and National Wireline.    Mr. Henkes joined Keane as Vice President for Human Resources in February 2016 and was promoted to his current position in July 2017. Prior to joining Keane, he served as Human Resources Manager for Schlumberger’s Drilling &

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
Lucas N. Batzer, Director.    Mr. Batzer has served as a member of Keane’s board of directors since March 2016. He currently serves as a Managing Director of Private Equity at Cerberus, which he joined in August 2009. Prior to joining Cerberus, Mr. Batzer worked as an analyst at The Blackstone Group from 2007 to 2009. He has served on the boards of directors of ABC Group and Reydel Automotive, two automotive component suppliers, since June 2016 and November 2014, respectively. Mr. Batzer’s experience in the private equity industry, board experience and comprehensive knowledge of our business and operational strategy, positions him as an important resource on our board of directors.
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
Christian A. Garcia, Director.    Mr. Garcia currently serves as Executive Vice President and Chief Financial Officer of Visteon Corporation, a role he has held since October 2016. Previously, Mr. Garcia served in various executive and leadership roles at Halliburton Company, including as Senior Vice President and Acting Chief Financial Officer. Mr. Garcia has a Bachelor of Science in Business Economics from the University of the Philippines and a Master of Science in Management in Finance from Purdue University, and brings over 30 years of financial experience to the Company.
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
Scott Wille, Director.    Mr. Wille has served as a member of Keane’s board of directors since March 2011. Mr. Wille is currently Co-Head of North American Private Equity and Senior Managing Director at Cerberus, which he joined in 2006. Prior to joining Cerberus, Mr. Wille worked in the leveraged finance group at Deutsche Bank Securities Inc. from 2004 to 2006. Mr. Wille has served as a director of Remington Outdoor Company, Inc., a designer, manufacturer and marketer of firearms, ammunition and related products, since February 2014 and Albertsons Companies since 2015. Mr. Wille previously served as a director of Tower International, Inc., a manufacturer of engineered structural metal components and assemblies, from September 2010 to October 2012. Mr. Wille’s experience in the financial and private equity industries, together with his in-depth knowledge of our company and its acquisition strategy, are valuable to our board of directors’ understanding of our business and financial performance.

Board of Directors
Family Relationships
None of our officers or directors has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.
Board Composition
Our business and affairs are currently managed under the board of directors of Keane. Our board of directors has 11 members, comprised of 7 directors affiliated with Keane Investor (including one executive officer) and four independent directors. Members of the board of directors will be elected at our annual meeting of stockholders to serve for a term of one year or until their successors have been elected and qualified, subject to prior death, resignation, retirement or removal from office.
Director Independence
Our board of directors has affirmatively determined that Marc G. R. Edwards, Christian A. Garcia, Gary M. Halverson and Elmer D. Reed are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.
Controlled Company
Keane Investor controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including:
•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
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
Audit and Risk Committee
Our audit and risk committee consists of Marc G. R. Edwards, Christian A. Garcia and Gary M. Halverson, with Mr. Garcia serving as chair of the committee. The committee assists the board in its oversight responsibilities relating to the integrity of our financial statements, our compliance with legal and regulatory requirements (to the extent not otherwise handled by our compliance committee), our independent auditor’s qualifications and independence, and the establishment and performance of our internal audit function and the performance of the independent auditor. Each of Messrs. Garcia, Edwards and Halverson qualify as independent directors under the corporate governance standards of the rules of the NYSE and the independence requirements of Rule 10A-3 of the Exchange Act. Our board of directors has determined that Mr. Garcia qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Each member of the audit and risk committee is able to read and understand fundamental financial statements, including our balance sheet, statement of operations and cash flows statements.
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
Compliance Committee
Our compliance committee consists of Lucas N. Batzer, Lisa A. Gray, Shawn Keane and Elmer D. Reed, with Lisa A. Gray serving as chair of the committee. The purpose of the compliance committee is to assist the board in implementing and overseeing our compliance programs, policies and procedures that are designed to respond to the various compliance and regulatory risks facing our company, and monitor our performance with respect to such programs, policies and procedures. A copy of the charter for the compliance committee is available on our website.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Dale M. Dusterhoft, Marc G. R. Edwards, Lisa A. Gray and Gary M. Halverson, with Marc G. R. Edwards serving as chair of the committee. The nominating and corporate governance committee is primarily concerned with identifying individuals qualified to become members of our board of directors, selecting the director nominees for the next annual meeting of the stockholders, selection of the director candidates to fill any vacancies on our board of directors and the development of our corporate governance guidelines and principles. A copy of the nominating and corporate governance committee charter is available on our website.
Section 16(a) Beneficial Ownership Reporting Compliance
All of our directors, executive officers and greater than 10% shareholders are required to file initial statements and reports of changes of ownership of our common stock on Forms 3, 4 and 5 with the SEC.
We have reviewed these reports, including any amendments there to and written representations from the directors and executive officers. Based upon this review, we believe that all 2017 filing requirements were met for each of our directors and executive officers subject to Section 16(a).
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

Item 11.  Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our named executive officers (“NEOs”) listed below. This CD&A also describes the compensation committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2017 (“fiscal year 2017”).

NEO	Title
James C. Stewart	Chairman and Chief Executive Officer ("CEO")
Gregory L. Powell	President and Chief Financial Officer ("CFO")
M. Paul DeBonis Jr.	Chief Operating Officer
Kevin M. McDonald	Executive Vice President, General Counsel & Secretary
Ian J. Henkes	Vice President & General Manager, South Region and National Wireline (1)
R. Curt Dacar	Former Chief Commercial Officer (2)
________________

(1)
Mr. Henkes served in the position of Vice President of Human Resources through June 30, 2017. Effective as of July 1, 2017, he was promoted to the position of Vice President & General Manager, South Region and National Wireline.

(2)	Mr. Dacar separated from service with the Company on September 1, 2017.
Executive Summary
Compensation Practices & Policies
The following practices and policies in our program promote sound compensation governance and are in the best interests of our stockholders and executives:

•	We link a significant portion of compensation to our annual financial performance or long-term stock price performance

•	We use an independent compensation consultant

•	We have a clawback policy covering cash and equity compensation

•	We have a prohibition on option repricing without stockholder approval

•	We have a prohibition on hedging of Company securities by our executive officers

•	We provide no single-trigger change-of-control cash severance payments

•	We provide no excise tax gross-ups
2017 Compensation Actions At-A-Glance
The compensation committee took the following compensation-related actions for fiscal year 2017:

•	Compensation Adjustments:

•
Starting on March 4, 2015, each of Messrs. Stewart, Powell and DeBonis participated in a cost reduction program that included a 20% reduction to each such NEO’s base salary. Due to the Company’s improved economic conditions and financial performance, effective July 1, 2017, the compensation committee approved the restoration of the base salaries of each of Messrs. Stewart, Powell and DeBonis to the level provided for in the NEO’s Executive Employment Agreement (as discussed below).

•
In connection with our IPO, the compensation committee approved an increase in Mr. Henkes’ severance entitlement from six months to twelve months of his base salary. Further, due to his increased responsibilities in connection with his promotion from Vice President of Human Resources to Vice President & General Manager, South Region and National Wireline, effective as of July 2017, the compensation committee approved an increase of Mr. Henkes’ annual base salary from $245,000 to $300,000, and of his target annual bonus from 75% to 100% of base salary.

•
In connection with the annual review of Mr. McDonald’s compensation, taking into account his achievements, his future potential contributions, the scope of his responsibilities and experiences and following a review of the compensation paid to the chief legal officers in our peer group, effective as of December 1, 2017, the compensation committee approved an increase of Mr. McDonald’s annual base salary from $335,000 to $400,000, and his target annual bonus from 75% to 100% of base salary.

•
Retention Bonuses/ Deferred Stock Awards: In 2016, in connection with our IPO, the compensation committee approved cash retention bonuses to each of Messrs. Stewart, Powell, DeBonis and Henkes to incentivize successful completion of the IPO and their continued service with the Company. To further align the interests of our senior management team with our stockholders, on March 16, 2017, the compensation committee and each of Messrs. Stewart, Powell and DeBonis agreed that in lieu of cash retention payments, such NEOs would be granted Deferred Stock Awards as further described below.

•
Annual Incentives: The compensation committee adopted an annual bonus program for fiscal year 2017, based on the achievement of specific Company performance objectives. Based on our level of achievement, our compensation committee has determined that each of our currently employed NEOs is eligible to receive an amount under the 2017 Executive Bonus Program equal to 200% of the NEO’s target bonus.

•
Long-Term Incentives: A significant amount of the compensation delivered to the NEOs is in the form of equity. In addition to the Deferred Stock Awards granted to Messrs. Stewart, Powell and DeBonis, the NEOs were awarded long-term incentives consisting of a mixture of restricted stock unit awards and stock options. The compensation committee believes the use of these equity vehicles creates strong alignment with the Company’s stockholders by linking NEO compensation closely to stock performance. For the stock options granted to the NEOs in fiscal year 2017, the exercise price was set at $19.00 per share, our IPO price. This resulted in a premium of approximately 30% above the closing price of our common stock on the grant date with respect to the stock options granted to the NEOs other than Mr. Dacar, and a premium of approximately 17% above the closing price of our common stock on the grant date with respect to the stock options granted to Mr. Dacar.

What Guides Our Program
Our Compensation Philosophy
Our compensation philosophy is driven by the following guiding principles:

•	A significant portion of an executive’s total compensation should be variable (“at-risk”) and linked to the achievement of specific short- and long-term performance objectives.

•
Executives should be compensated through pay elements (base salaries, short and long-term incentives) designed to enhance stockholder value by incentivizing our executives to work towards goals that drive a suitable rate of return on stockholder investment.

•
Target compensation should be competitive with that being offered to individuals in comparable roles at other companies with which we compete for talent to ensure we employ the best people to lead the successful implementation of our business plans and to attract the caliber of executive we need to support the long-term growth of our enterprise.

•	Decisions about compensation should be guided by best-practice governance standards and rigorous processes that encourage prudent decision-making.

The Principal Elements of Pay
Our compensation philosophy is supported by the following principal elements of pay:

Pay Element	How it's Paid	Purpose
Base Salary	Cash (Fixed)	Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain critical executive talent
Annual Incentives	Cash (Variable)	Reward executives for delivering on annual financial and strategic objectives that contribute to stockholder value creation
Long-Term Incentives	Equity (Variable)	Provide incentives for executives to execute on longer-term financial and strategic goals that drive stockholder value creation and support the Company’s retention strategy
Retention Rewards	Cash or Equity (Fixed)	Provide incentive for executives to remain employed with the Company following our IPO to continue to drive stockholder value creation and support the Company’s retention strategy.
Pay Mix
A majority of NEO total direct compensation for fiscal year 2017 was variable, at approximately 93% for our CEO, and approximately of 91% for our other NEOs (excluding Mr. Dacar). The following charts illustrate the total direct compensation mix for our CEO and our other NEOs for fiscal year 2017:

93% Variable	91% Variable
Our Decision Making Process
The Role of the Compensation Committee
The compensation committee oversees the executive compensation program for our NEOs. The compensation committee is comprised of members of our board of directors. As a “controlled company,” the company is not required to comply with the NYSE corporate governance requirement that the compensation committee be composed entirely of independent directors. The compensation committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. The compensation committee evaluates, determines and approves the compensation of our CEO and other executive officers, and to recommend the compensation of our outside directors. The compensation committee administers the Company’s equity plans and has overall responsibility for monitoring of the Company’s executive compensation policies, plans and programs. The compensation committee may delegate its authority relating to non-employee director compensation to a subcommittee consisting of one or more members, when appropriate. Details of the compensation committee’s authority and responsibilities are specified in the committee’s charter which is available on the Company’s website at www.keanegrp.com.
The Role of Management
Compensation committee meetings are regularly attended by our CEO, CFO and General Counsel. Each of the management attendees provides the compensation committee with his specific expertise and the business and financial context necessary to understand and properly target financial and performance metrics. None of the members of management are present during the compensation committee’s deliberations regarding their own compensation adjustments, but the Company’s independent compensation consultant may participate in those discussions.
The Role of the Independent Consultant
The compensation committee has the full authority to engage compensation consultants and other advisors to assist it in the performance of its responsibilities. Prior to retaining, or seeking advice from, a compensation consultant or other advisor, the compensation committee must consider the independence of such compensation consultant or other advisor. The independent compensation consultant retained by the compensation committee reports directly to the compensation committee.
In 2017, the compensation committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent compensation consultant. The compensation committee assessed the independence of Pearl Meyer and determined that its work for the compensation committee has not raised any conflict of interest. In 2017, Pearl Meyer provided services to the compensation committee, including (i) a refreshed compensation review for the executive officers of the Company, including the NEOs, (ii) an assessment of the Company’s compensation components compared to survey and peer group data; and (iii) recommendations for total compensation opportunity guidelines (i.e., base salary and annual and long-term incentive targets). Pearl Meyer does not provide any services to the Company or any of its subsidiaries other than the services provided to the compensation committee.

The Role of the Peer Group
The compensation committee strives to set a competitive level of total compensation for each NEO as compared with executives in similar positions at peer companies. For purposes of setting fiscal year 2017 compensation levels, in conjunction with the recommendation of Pearl Meyer, the compensation committee took into account publicly-available data from industry compensation surveys and proxy statements from the group of peer companies listed below.

Peer Companies
C&J Energy Services	Patterson-UTI Energy, Inc.
Ensco, Plc.	Pioneer Energy Services Corp.
Forum Energy Technologies	Precision Drilling Corporation
Helmerich & Payne, Inc.	ProPetro Holding Corp.
Nabors Industries, Ltd.	Rowan Companies, Plc.
Noble Corporation, Plc.	RPC, Inc.
Oil States International, Inc.	Superior Energy Services, Inc.
Parker Drilling Company
________________

Peer Group Data Summary	Revenue*	Market Cap**
	$ Millions
Percentile
25th	$775	$1,139
50th	$1,338	$1,559
75th	$1,768	$2,165

FRAC	$1,561	$1,673
Percentile Rank	56th	55th

*	Projected 2017—Source Standard & Poor’s Capital IQ;

**	As of November 30, 2017—Source Standard & Poor’s Capital IQ
This market data is not the sole determinant in setting executive pay levels. The compensation committee also considers Company and individual performance, the nature of an individual’s role within the Company, and his or her experience and contributions to his or her current role when making its compensation-related decisions.
The 2017 Executive Compensation Program in Detail
Base Salary
We provide each of our NEOs with a competitive fixed annual base salary. The base salaries for our NEOs are set forth in employment agreements between the Company and each NEO (the “Executive Employment Agreements”) and are reviewed annually by the compensation committee by taking into account the results achieved by each executive, his future potential contributions, scope of responsibilities and experience, and competitive pay practices. See the section titled “—Executive Employment Agreements” below for a further discussion regarding the Executive Employment Agreements.
Pursuant to the Executive Employment Agreements with each of Messrs. Stewart, Powell and DeBonis, each such NEO’s base salary was subject to the across-the-board 20% payroll reduction approved by the compensation committee on March 4, 2015 (the “Payroll Reduction Initiative”). Due to the Company’s improved economic conditions and financial performance, the compensation committee rescinded the Payroll Reduction Initiative effective July 1, 2017

(the “Rescission Date”). The following table sets forth the annual rate of base salary that each of Messrs. Stewart, Powell and DeBonis was entitled to receive prior to the Rescission Date and the annual rate of base salary each such NEO became entitled to receive on the Rescission Date:

	Base Salary Prior to Rescission Date	Base Salary Following Rescission Date
James C. Stewart	$800,000	$1,000,000
Gregory L. Powell	$450,000	$800,000
M. Paul DeBonis Jr.	$300,000	$350,000
Pursuant to the Executive Employment Agreements with each of Messrs. McDonald and Henkes, for fiscal year 2017 such NEOs were initially entitled to an annual base salary of $335,000 and $245,000, respectively. In connection with the annual review of Mr. McDonald’s compensation, taking into account his achievements, his future potential contributions, the scope of his responsibilities and experience, and following a review of the base salaries paid to the chief legal officers in our peer group, effective as of December 1, 2017, the compensation committee approved a 19% market-based adjustment of Mr. McDonald’s annual base salary to $400,000. In connection with the increased responsibilities assumed by Mr. Henkes in connection with his promotion, effective as of July 2017, the compensation committee approved a 22% adjustment of Mr. Henkes’ annual base salary to $300,000.
Pursuant to the Executive Employment Agreements entered into with Mr. Dacar as of May 18, 2017, Mr. Dacar was entitled to an annual base salary of $440,000. The compensation package provided to Mr. Dacar was intended to incentivize him to remain with the Company and assist in the integration of the RockPile business into the Company’s operations.
Special Bonuses, Payments and Awards
Trican Transaction Retention Payments
Effective upon the consummation of the Trican transaction, our board of directors approved the payment of monthly retention bonuses to Messrs. Stewart, Powell and DeBonis, in the amounts set forth in the table below (the “Retention Payments”), to be paid through the month prior to the month in which the Payroll Reduction Initiative was rescinded. The Retention Payments were reflected in the Executive Employment Agreements with each of Messrs. Stewart, Powell and DeBonis. The intent of the Retention Payments was to provide additional compensation to Messrs. Stewart, Powell and DeBonis during the Payroll Reduction Initiative in recognition of their managing a larger entity following the consummation of the Trican transaction. Due to the Company’s improved economic conditions and financial performance, the compensation committee rescinded the Payroll Reduction Initiative on the Rescission Date and thereafter Messrs. Stewart, Powell and DeBonis ceased to be eligible to receive the Retention Payments.

Monthly Retention Payment Prior to Rescission Date
James C. Stewart	$13,333
Gregory L. Powell	$23,333
M. Paul DeBonis Jr.	$3,333
IPO Bonus and Deferred Stock Awards
In 2016, our board of directors approved a cash bonus pool to be allocated to employees who services were deemed necessary for the consummation of an initial public offering of our stock, including Messrs. Stewart, Powell, DeBonis and Henkes (“IPO Bonuses”). Subject to the consummation of an initial public offering of our stock, participants in the bonus pool would become eligible to receive two IPO Bonus payments, the first on January 1, 2018 and the second on January 1, 2019, subject to continued service through the payment date. Accordingly, upon the consummation of the IPO, Messrs. Stewart, Powell, DeBonis and Henkes each became eligible to receive two IPO Bonus payments in the amounts set forth in the table below, the first on January 1, 2018 and the second on January 1, 2019. The Executive Employment Agreements with each of Messrs. Stewart, Powell and DeBonis, were amended to reflect these IPO Bonus payments.
On March 16, 2017, to further align the interests of Messrs. Stewart, Powell and DeBonis with those of our stockholders, our board of directors approved, and each such NEO agreed, that in lieu of such cash IPO Bonus payments, the NEO was granted a deferred stock award under our Equity and Incentive Award Plan. Each deferred stock award provides that, subject to the NEO remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his Executive Employment Agreement, the first stock bonus became vested on January 1, 2018 and be paid on February 15, 2018, and the second stock bonus will become vested on January 1, 2019 and be paid on February 15, 2019. If we incur a change of control or if the NEO’s employment is terminated by us without Cause or, in the case of Mr. Stewart or Mr. Powell, by him for Good Reason (such terms are discussed below), the NEO will be entitled to receive payment of any unpaid stock bonus. Each stock bonus will be paid in that number of shares of our common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

	Bonus Amounts
	First Bonus	Second Bonus
James C. Stewart	$1,975,706	$1,975,706
Gregory L. Powell	$1,646,422	$1,646,422
M. Paul DeBonis Jr.	$658,569	$658,569
Ian J. Henkes	$43,897	$43,897
RockPile Transaction Bonus Award
In connection with the RockPile Transaction, we agreed to provide Mr. Dacar with three separate cash retention bonuses subject to his continued employment: $630,000 if he remained employed by RockPile through the closing date of the RockPile Transaction; $315,000 on the first anniversary of the closing date of the RockPile Transaction; and $315,000 on the second anniversary of the closing date of the RockPile Transaction (the “RockPile Bonuses”). The first RockPile Bonus was paid to Mr. Dacar in connection with the closing of the RockPile Transaction. Pursuant to the Dacar Separation Agreement (as defined below), the Company has agreed that following his separation from service, Mr. Dacar remains eligible to receive the remaining RockPile Bonus payments when otherwise payable.
Value Creation Plan
Effective upon the consummation of the Trican transaction, each of Messrs. Stewart, Powell and DeBonis became eligible to participate in our Value Creation Plan (the “Value Creation Plan”). Pursuant to the Value Creation Plan, each such NEO was eligible to receive up to three bonus payments, each in the amount of $666,667 for Messrs. Stewart and Powell and in the amount of $166,667 for Mr. DeBonis. Each bonus payment was payable upon our achievement of a financial or other milestone and the NEO remaining continuously employed through the payment date.
The first bonus was paid to the NEOs in June 2016 upon our achievement of over $66 million of demonstrated synergies as outlined in our Trican underwriting plan. The second bonus was paid upon the consummation of the IPO. The third bonus payment was payable if we generated at least $135 million of Adjusted EBITDA in fiscal year 2017. Subject to confirmation and approval by the compensation committee, this milestone was achieved and the third bonus was earned in fiscal year 2017 and will be paid in 2018.
2017 Annual Incentives
Each Executive Employment Agreement provides that the NEO is eligible for an annual bonus. The Executive Employment Agreements with Messrs. Stewart, Powell and DeBonis each provide, and the Executive Employment agreement with Dacar provided, for a target annual bonus at 100% of base salary for the applicable year and the Executive Employment Agreements with Messrs. McDonald and Henkes each provided for a target annual bonus at 75% of base salary for the applicable year. In connection with the increased responsibilities assumed by Mr. Henkes in connection with his promotion, effective as of July 2017, the compensation committee approved an increase of Mr. Henkes’ target annual bonus to 100% of base salary. In connection with the annual review of Mr. McDonald’s compensation, taking into account his achievements, his future potential contributions, the scope of his responsibilities and experience, and following a review of the compensation paid to the chief legal officers in our peer group, effective as of December 1, 2017, the compensation committee approved an increase of Mr. McDonald’s target annual bonus to 100% of base salary. The actual annual bonuses payable to Messrs. Henkes and McDonald will be determined by applying 75% to the base salary paid for the period prior to the increase in their target bonuses, and 100% to the base salary paid for the period following the increase in their target bonuses.
The compensation committee adopted the Annual Executive Bonus Program for Fiscal Year 2017 (the “2017 Executive Bonus Program”) under the terms of the Company’s Executive Incentive Bonus Plan. Initially, the 2017

Executive Bonus Program provided that each NEO was eligible to receive an annual bonus for fiscal year 2017 calculated by multiplying the NEO’s target bonus by the achieved “Funding Level” based on the Company’s achievement of the following metrics:

Performance Objectives	2017 Performance Metrics	Weighting
Corporate Financial Results	Cash Flow	50%
Corporate Financial Results	Adjusted EBITDA	50%
The funding amount was to be determined as set forth in the table below:

Achievement Level	Performance Hurdle	Funding Level
Threshold	Cash Flow: $0 Adjusted EBITDA: $73.6M	50%
Target	Cash Flow: $16M Adjusted EBITDA: $92M	100%
Stretch Level 1	Cash Flow: $31M Adjusted EBITDA: $115M	150%
Stretch Level 2	Cash Flow: $50M Adjusted EBITDA: $138M	200%
Stretch Level 3	Cash Flow: >$50M Adjusted EBITDA: >$138M	Linear incremental bonus increase up to the maximum bonus award provided under the Company's Executive Incentive Bonus Plan.
The Funding Level would increase on a linear basis between the Threshold, Target and stretch performance hurdles.
The compensation committee chose to utilize cash flow from operating activities and Adjusted EBITDA as they are pure measures of our profitability and how well our management team is operating the Company on a day-to-day basis.
In October 2017, in consultation with its compensation consultant Pearl Meyer, the compensation committee determined that:

•
as a result of favorable market conditions and the Company’s ability to deploy additional fleets, and the resultant increase in working capital, cash flow became less of an indicator of management or the Company’s performance;

•	market conditions resulted in Adjusted EBITDA having an increased importance as a performance metric;

•	the successful integration of the RockPile business had become a priority for management for fiscal year 2017; and

•
the initial Adjusted EBITDA “Performance Hurdle” metrics, which were based on our IPO performance modeling, required updating following the RockPile Transaction to reflect the resulting additional Adjusted EBITDA reflected in the disclosed transaction forecast model used in connection with the RockPile Transaction.

Therefore, the compensation committee determined that the metrics under the 2017 Executive Bonus Plan should be adjusted to provide that the “Funding Level” would be based on the Company’s achievement of the following metrics:

Performance Objectives	2017 Performance Metrics	Weighting
Corporate Financial Results	Adjusted EBITDA	70%
Strategic Achievements	The successful completion of, and execution of the integration plan for, the RockPile Transaction ("RockPile Integration")	30%

The funding of the Adjusted EBITDA metric was further adjusted as follows:

Achievement Level	Performance Hurdle	Funding Level
Threshold	$98.8M	50%
Target	$123.5M	100%
Stretch Level 1	$154.4M	150%
Stretch Level 2	$185.3M	200%
Stretch Level 3	>$185.3M	Linear incremental bonus increase up to the maximum bonus award provided under the Company's Executive Incentive Bonus Plan.
The Funding Level would increase on a linear basis between the Threshold, Target and stretch performance hurdles.
For fiscal year 2017 we achieved a level of Adjusted EBITDA of $214.5 million and our compensation committee determined that the RockPile Integration has substantially been achieved. Based on such achievements, our compensation committee approved a Funding Level equal to 200% of the target bonus for each participant in the 2017 Executive Bonus Program. As result, our currently employed NEOs becoming eligible to receive the payments set forth in the table below:

2017 Annual Bonus
James C. Stewart	$2,000,000
Gregory L. Powell	$1,600,000
M. Paul DeBonis Jr.	$700,000
Kevin M. McDonald	$527,768
Ian J. Henkes	$484,706

2017 Long-Term Incentives
Long-term equity awards provide a strong link between executive pay and stockholder interests. Our NEOs are eligible to receive long-term equity awards under the stockholder approved Equity and Incentive Award Plan. For fiscal year 2017, equity awards were granted as a combination of stock options and restricted stock unit awards.

•
Stock options are performance-based awards that provide meaningful incentives for management to execute on the longer-term financial and strategic growth goals that drive stockholder value creation. This is because they only provide value to the NEOs if the price of the Company’s stock appreciates over time. Specifically, the value of the award depends on the price of our common stock in the future as compared to the exercise price of the options granted. There can be no assurance that any value will actually be realized under the stock options. As discussed below, for the stock options granted to the NEOs in fiscal year 2017, the exercise price was set at $19.00 per share, our IPO price, which resulted in a premium above the closing price of our common stock on the applicable grant date.

•
Restricted stock unit awards are intended to provide the NEOs with the economic equivalent of a direct ownership interest in the Company during the vesting period and provide the Company with significant retention security regardless of post-grant stock price volatility.

For fiscal year 2017, in conjunction with our IPO, the compensation committee consulted with Pearl Meyer and reviewed long-term incentive awards granted by other companies that had recently consummated initial public offerings and emerging companies. The compensation committee approved grants at levels higher than it intends to grant in future years to recognize the achievement of our NEOs in growing the business and positioning the Company for success following our IPO, to provide a market-based forward-looking retention and performance incentive for our NEOs, and to help ensure a meaningful initial ownership stake for each of our NEOs as a basis for sustained share ownership and direct stockholder alignment. In part to achieve these goals, the compensation committee determined that the initial awards granted to our senior management team for fiscal year 2017 would be calculated based on a value of $19.00 per share, our

IPO price. Pearl Meyer provided the compensation committee with benchmark award levels, which the compensation committee reduced with respect to Messrs. Stewart, Powell and DeBonis after taking into consideration the Deferred Stock Awards granted to such NEOs. To further align such awards with our success following the IPO, the exercise price for the stock options granted to the NEOs in fiscal year 2017 (including to Mr. Dacar), was set at $19.00 per share, our IPO price. This resulted in a premium of approximately 30% above the closing price of our common stock on the grant date with respect to the stock options granted to the NEOs other than Mr. Dacar, and a premium of approximately 17% above the closing price of our common stock on the grant date with respect to the stock options granted to Mr. Dacar.
With respect to Mr. Dacar, the compensation committee approved grants to him in connection with his agreement to join the Company following the RockPile Transaction at a level intended to incentivize him to remain with the Company and assist in the integration of the RockPile business into the Company’s operations. Mr. Dacar forfeited his Stock options and restricted stock units upon his separation of service from the Company on September 1, 2017.
The table below shows the number of long-term incentive awards granted for fiscal year for each of the NEOs:

NEO	Stock Option Awards	Restricted Stock Unit Awards	Total Grant Date Value ($)(1)
James C. Stewart	214,888	214,888	4,438,356
Gregory L. Powell	174,775	174,775	3,609,852
M. Paul DeBonis Jr.	56,454	56,454	1,166,016
Kevin M. McDonald	80,702	80,702	1,666,842
Ian J. Henkes	31,579	31,579	652,242
R. Curt Dacar	35,088	35,088	787,876
(1)Reflects the grant date fair value calculated in accordance with ASC 718.
The stock options and restricted stock units granted to the NEOs in fiscal year 2017 will vest in one-third increments on January 20 of each of 2018, 2019 and 2020, contingent upon the continued employment of the NEO through each vesting date. The stock options and restricted stock units will become fully vested in the event that the NEO’s employment is terminated without Cause, or other than in the case of Mr. DeBonis, for Good Reason, within twelve months following a change in control.
Executive Employment Agreements
Each currently employed NEO has entered into Executive Employment Agreements with the Company (which, in connection with the IPO, assumed the obligations under the Executive Employment Agreements from KGH Intermediate Holdco II, LLC with respect to Messrs. Stewart, Powell and DeBonis, and from Keane Group Holdings, LLC with respect to Messrs. McDonald and Henkes). The Executive Employment Agreements each provide for an initial term that will expire on March 16, 2019 with respect to Messrs. Stewart, Powell and DeBonis, November 7, 2019 with respect to Mr. McDonald, and February 1, 2018 with respect to Mr. Henkes. The Executive Employment Agreement will automatically renew for additional one-year periods unless either party provides written notice at least 90 days prior to the end of the then term and, as a result, Mr. Henkes’ Executive Employment Agreement has been renewed for an additional year.
Pursuant to the Executive Employment Agreements with the currently employed NEOs, in the event of a termination of the NEO’s employment by us without Cause or due to our non-renewal of the applicable Executive Employment Agreement, or by Messrs. Stewart, Powell, McDonald or Henkes for Good Reason, subject to the execution of a release, the NEO will be entitled to the following severance benefits:

•	severance payments equal to:

–	for Mr. Stewart, two times the sum of his annual base salary, and the lesser of the average of the annual bonuses he received during the two years prior to termination and his target bonus;

–	for Mr. Powell, two times his annual base salary; and

–	for Messrs. DeBonis, McDonald and Henkes, his annual base salary

•	for Messrs. Stewart and Powell, a pro rata annual bonus for the year of termination;

•
for Mr. Powell (upon any termination other than death or voluntarily without Good Reason), and Messrs. McDonald and Henkes, reimbursement of the cost of continuation coverage of group health coverage for, in the cases of Messrs. Powell and McDonald up to twelve months following termination, and in the case of Mr. Henkes, up to six months following termination.

In addition, pursuant to the Executive Employment Agreements with Mr. Stewart and Mr. Powell, in the event of his termination of employment due to death or disability, subject to the execution of a release, he or his estate, as applicable, will be entitled to:

•	severance payments equal to three months of base salary paid for the three-month period following the date of termination; and

•	a pro rata annual bonus for the year of termination.
As an additional incentive to Mr. McDonald to accept employment with the Company, his Executive Employment Agreement provided that if a change in control had been consummated on or prior to December 31, 2017, in lieu of such amount he would have been entitled to a severance payment in the amount of $1,750,000.
For purposes of the Executive Employment Agreements, “Cause” generally means:

•	indictment, conviction or plea of no contest to a felony or any crime involving dishonesty or theft;

•	conduct in connection with employment duties or responsibilities that is fraudulent or unlawful;

•	conduct in connection with employment duties or responsibilities that is grossly negligent and which has a materially adverse effect on us or our business;

•	willful misconduct or contravention of specific lawful directions related to a material duty or responsibility directed to be undertaken from our board of directors;

•	material breach of obligations under the applicable Executive Employment Agreement;

•	any acts of dishonesty resulting or intending to result in personal gain or enrichment at our expense;

•	failure to comply with a material policy; or

•	for Mr. Powell, his failure to maintain primary residence in the Houston, Texas metropolitan area.
For purposes of the Executive Employment Agreements, as applicable, “Good Reason” generally means:

•	our failure to cure a material breach of our obligations under the applicable Executive Employment Agreement;

•
a material diminution of duties, position or title (in the case of Mr. Stewart, other than any diminution in connection with the appointment of a new Chairman or Chief Executive Officer if following such appointment Mr. Stewart remains as either Chairman or Chief Executive Officer);

•	a material reduction in base salary (and in the case of Mr. McDonald, his target bonus); or

•	a change in office location that increases the NEO’s commute from his principal residence by more than 50 miles.
Dacar Agreements
Mr. Dacar entered into an Executive Employment Agreement with the Company, dated May 18, 2017, which became effective on July 3, 2017, the closing date of the RockPile Transaction. The Executive Employment Agreement with Mr. Dacar provided for an initial term through July 3, 2020, with automatic renewals for additional one-year periods unless either party provided written notice at least 90 days prior to the end of the then term.
In connection with his separation from service with the Company, Mr. Dacar and the Company entered into a Separation Agreement and General Release dated as of September 1, 2017 (the “Dacar Separation Agreement"). Pursuant to the Dacar Separation Agreement, Mr. Dacar agreed to a release of claims against the Company and became eligible to receive the following severance benefits under his Executive Employment Agreement: (i) severance payments in the amount of $880,000, which amount is equal to two-years of his base salary, that will be paid in monthly installments for a period of two years from his separation date, and (ii) reimbursement of his cost for continuation coverage for group health coverage in the amount of $1,153 per month, for up to twelve months from his separation date. In addition, the Company agreed that Mr. Dacar would remain eligible to receive the remaining RockPile Bonus payments owed to him when otherwise payable, as discussed above.
Benefits & Perquisites
Our NEOs also generally participate in other benefit plans on the same terms as all of our other employees. These plans include employee benefit plans maintained by the Company, including the 401(k) program, the medical insurance and reimbursement program, the group term life insurance program, and the group disability program.
Our NEOs also receive an automobile allowance in the amount of $21,000 per year for Messrs. Stewart, Powell and DeBonis, and $20,400 per year for Messrs. McDonald and Henkes. During his employment, the Company paid the premiums for Mr. Dacar’s welfare benefits under an executive benefit plan assumed by the Company in connection with the RockPile Transaction (which program ended on December 31, 2017), and provided Mr. Dacar with a weekly phone allowance.
Other Compensation Practices, Policies and Guidelines
Claw Back Policy
On February 23, 2017, our board of directors adopted the Company’s Compensation Recovery Policy (the “Claw Back Policy”). Pursuant to the Claw Back Policy, in the event of a revision and reissuance of a financial statement previously issued by the Company (an “Accounting Restatement”), our board of directors in its discretion may determine that the officer will be required to repay all or a portion of the amount of incentive-based compensation received by an officer of the Company that exceeds the amount of such compensation that such officer otherwise would been received determined based upon the Accounting Restatement. In the event that any such Accounting Restatement is required due to material non-compliance by the Company with any financial reporting requirement under the securities laws, then an executive officer of the Company will be obligated to repay the amount of incentive-based compensation received by such executive officer that exceeds the amount of such compensation that the executive officer otherwise would have received determined based upon the Accounting Restatement. The Claw Back Policy applies to any incentive-based compensation received by an officer of the Company during the three completed fiscal years of the Company immediately preceding the date of the applicable Accounting Restatement. For purposes of the Claw Back Policy, “incentive-based compensation” means any compensation (whether in cash, common stock, or otherwise) to an officer of the Company, that is granted, earned, vested or for which the amount is determined, wholly or in part, on the attainment by the Company of (i) any measure that is determined and presented in accordance with the accounting principles used in preparing the Company’s financial statements, (ii) any measure that is derived wholly or in part from such measures, or (iii) the Company’s stock price and total shareholder return.
Anti-Hedging Policy
We prohibit the NEOs and other executives from engaging in transactions designed to insulate them from changes in the Company’s stock price. Therefore, the Company has an anti-hedging policy that prohibits our NEOs from entering into transactions that include (without limitation) equity swaps or short sales of our securities, margin accounts or pledges of our securities, and hedges or monetization transactions involving our securities that are designed to hedge or offset any decrease in the market value of the Company’s securities. In addition, the purchase or sale of puts, calls, options, or other derivative securities based on the Company’s securities is prohibited under this policy, and borrowing against any account in which our securities are held is prohibited.
2017 Risk Assessment
Each year, the Company performs a detailed risk analysis of each of its compensation programs. If warranted, the compensation committee will recommend changes to address concerns or considerations raised in the risk review process. Changes may be recommended for the program design or its oversight and administration in order to mitigate unreasonable risk, if any is determined to exist. The compensation committee has concluded that the Company’s compensation arrangements do not encourage any employees to take unnecessary and excessive risks. We do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers serves as a member of the compensation committee or board of directors of any other entity that has an executive officer serving as a member of our board of directors or compensation committee.
Impact of Tax and Accounting
We regularly consider the various tax and accounting implications of our compensation plans. When determining the amount of long-term incentives and equity grants to executives and employees, the compensation costs associated with the grants are reviewed, as required by FASB ASC Topic 718.
For 2017, Section 162(m) of the Code generally prohibited any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the CEO and the next three highest compensated officers for such year, other than the CFO. The deduction limit under Section 162(m) of the Code did not apply to the Company in 2017 because, in general, Section 162(m) of the Code allowed for a three-year transition period after a company becomes publicly traded in connection with an initial public offering. Commencing in 2018, Section 162(m) of the Code has been revised to generally prohibit any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the CEO and the next four highest compensated officers for such year, including the CFO, and any employee who was covered under Section 162(m) of the Code in a prior year. In addition, commencing in 2018, Section 162(m) of the Code has been amended to remove an exception for qualified performance-based compensation. The compensation committee believes that it is important for it to retain maximum flexibility in designing compensation programs that are in the best interest of the Company and its stockholders. Therefore, the compensation committee, while considering tax deductibility as a factor in determining compensation, may not limit compensation to $1 million in any taxable year if it believes that the compensation is commensurate with the performance of the covered employee.

Compensation Committee Report
The compensation committee has reviewed and discussed this CD&A with the Company’s management. Based on the review and discussions, the compensation committee has recommended to our board of directors that this CD&A be included in this Annual Report on Form 10-K.

The Compensation Committee
Scott Wille, Chair
Dale M. Dusterhoft
Marc G.R. Edwards
Shawn Keane

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non- Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James C. Stewart	2017	813,077	80,000	7,065,139	1,324,629	3,333,334	—	45,000	12,661,179
Chairman and Chief Executive Officer	2016	640,000	133,333	—	—	1,466,667	—	30,742	2,270,742
	2015	692,308	—	—	—	1,160,000	—	45,404	1,897,712

Gregory L. Powell	2017	571,539	140,000	5,825,334	1,077,362	2,933,334	—	39,000	10,586,569
President and Chief Financial Officer	2016	360,000	233,333	—	—	1,306,667	—	29,673	1,929,673
	2015	389,423	—	—	—	740,000	—	30,679	1,160,102

M. Paul DeBonis Jr.	2017	292,885	20,000	2,135,156	347,998	1,033,334	—	45,000	3,874,373
Chief Operating Officer	2016	240,000	33,333	—	—	466,667	—	29,223	769,223
	2015	259,615	—	—	—	460,000	—	34,385	754,000

Kevin M. McDonald	2017	338,750	—	1,169,372	497,470	527,768	—	38,719	2,572,079
Executive Vice President, Legal Counsel & Secretary

Ian J. Henkes	2017	271,154	—	457,580	194,662	484,706	—	38,400	1,446,502
Vice President, Operations South & National Wireline GM

Robert Dacar	2017	76,155	1,260,000	571,584	216,292	0	—	76,000	2,200,031
Former Chief Commercial Officer(6)

________________

(1)
Reflects a monthly retention payment to each of Messrs. Stewart, Powell and DeBonis through June 2017. Reflects cash bonuses payable to Mr. Dacar in connection with the RockPile Transaction, of which $630,000 was paid to Mr. Dacar in fiscal year 2017. Pursuant to the Dacar Separation Agreement, he will receive payments in the amount of $315,000 on each of the first and second anniversaries of the closing date of the RockPile Transaction, which amounts are deemed earned in fiscal year 2017 for the purposes of this Summary Compensation Table.

(2)
Reflects the grant date fair value calculated in accordance with ASC 718 of the restricted stock units granted to the NEOs in fiscal year 2017 and of the deferred stock awards granted to each of Messrs. Stewart, Powell and DeBonis in fiscal year 2017. See Note 12—Stock- Based Compensation in our audited consolidated and combined financial statements included in this Annual Report on Form 10-K for a discussion of the assumptions used in the valuation of such awards. Mr. Dacar forfeited his restricted stock units upon his resignation on September 1, 2017.

(3)
Reflects the grant date fair value calculated in accordance with ASC 718 of the stock option granted to the NEOs in fiscal year 2017. See Note 12—Stock-Based Compensation in our audited consolidated and combined financial statements included in this Annual Report on Form 10-K for a discussion of the assumptions used in the valuation of such awards. Mr. Dacar forfeited his stock options upon his resignation on September 1, 2017.

(4)
For fiscal year 2017, these amounts reflect (a) bonus payments earned in fiscal year 2017 under our Value Creation Plan to Messrs. Stewart, Powell and DeBonis and (b) an amount equal to 200% of the annual target bonus for each NEO (other than Mr. Dacar) payable under our 2017 Executive Bonus Program. For the fiscal year ended December 31, 2016, these amounts reflect (a) bonus payments earned in fiscal year 2016 under our Value Creation Plan and (b) amounts paid to the NEOs under our annual bonus plan for such fiscal year. For the fiscal year ended December 31, 2015, reflects amounts paid to the NEOs under our annual bonus plan for such fiscal year.

(5)	A detailed breakdown of “All Other Compensation” is provided in the table below:

Name	Year	Automobile Allowance ($)	401(k) Plan Company Contribution ($)	Severance ($)	Expenses ($) (a)	Total ($)
James C. Stewart	2017	21,000	24,000	—	—	45,000
	2016	21,000	9,742	—	—	30,742
	2015	21,404	24,000	—	—	45,404

Gregory L. Powell	2017	21,000	18,000	—	—	39,000
	2016	21,000	8,673	—	—	29,673
	2015	21,404	9,275	—	—	30,679

M. Paul DeBonis Jr.	2017	21,000	24,000	—	—	45,000
	2016	21,000	8,223	—	—	29,223
	2015	21,404	12,981	—	—	34,385

Kevin M. McDonald	2017	20,400	18,319	—	—	38,719

Ian J. Henkes	2017	20,400	18,000	—	—	38,400

Robert Dacar	2017	—	1,290	73,333	1,377	76,000

(a)
Reflects (i) payments in the amount of $1,197 made by the Company for Mr. Dacar’s welfare benefits pursuant to a RockPile executive benefit plan assumed by the Company in connection with the RockPile Transaction (which program ended on December 31, 2017), and (ii) a $180 phone allowance provided to Mr. Dacar.

(6)	Mr. Dacar joined the Company and was appointed as our Chief Commercial Officer on July 3, 2017, the closing date of the RockPile Transaction. Mr. Dacar resigned from the Company on September 1, 2017.

Grants of Plan Based Awards in Fiscal Year 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(4)			All Other Stock Awards: Number of Shares of Stock or Units (#)(5)	All Other Option Awards: Number of Securities Underlying Options (#)(6)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(7)
Name	Grant Date	Threshold ($)(2)	Target ($)(2)	Maximum ($)(3)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(3)
James C. Stewart		500,000	1,000,000	5,000,000	—	—	—	—	—	—	—
	3/16/2017	—	—	—	—	3,951,412	—	—	—	—	—
	4/3/2017	—	—	—	—	—	—	214,888	—	—	3,113,727
	4/3/2017	—	—	—	—	—	—	—	214,888	19.00	1,324,629
Gregory L. Powell		400,000	800,000	5,000,000	—	—	—	—	—	—	—
	3/16/2017	—	—	—	—	3,292,844	—	—	—	—	—
	4/3/2017	—	—	—	—	—	—	174,775	—	—	2,532,490
	4/3/2017	—	—	—	—	—	—	—	174,775	19.00	1,077,362
M. Paul DeBonis Jr.		175,000	350,000	5,000,000	—	—	—	—	—	—	—
	3/16/2017	—	—	—	—	1,317,138	—	—	—	—	—
	4/3/2017	—	—	—	—	—	—	56,454	—	—	818,018
	4/3/2017	—	—	—	—	—	—	—	56,454	19.00	347,998
Kevin M. McDonald		191,942	263,884	5,000,000	—	—	—	—	—	—	—
	4/3/2017	—	—	—	—	—	—	80,702	—	—	1,169,372
	4/3/2017	—	—	—	—	—	—	—	80,702	19.00	497,470
Ian J. Henkes		121,177	242,353	5,000,000	—	—	—	—	—	—	—
	4/3/2017	—	—	—	—	—	—	31,579	—	—	457,580
	4/3/2017	—	—	—	—	—	—	—	31,579	19.00	194,662
Robert Dacar		109,096	218,192	5,000,000	—	—	—	—	—	—	—
	7/3/2017	—	—	—	—	—	—	35,088	—	—	571,583
	7/3/2017	—	—	—	—	—	—	—	35,088	19.00	216,292
_______________

(1)
Amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of performance goals for fiscal year 2017 under the 2017 Executive Bonus Program as more fully described in “—Compensation Discussion and Analysis—2017 Annual Incentives.” The amounts actually paid are reported in the Non-Equity Incentive Plan column of the Summary Compensation table. Pursuant to the 2017 Executive Bonus Plan, performance below a specific threshold will result in no payment with respect to that performance goal.

(2)
For Mr. McDonald, reflects pro-rated threshold and target level amounts based on an annual base salary rate of $335,000 and target bonus of 75% of base salary through November 30, 2017, and an annual base salary rate of $400,000 and target bonus of 100% of base salary from December 1, 2017 through December 31, 2017. For Mr. Henkes, reflects pro-rated threshold and target level amounts based on an annual base salary rate of $245,000 and target bonus of 75% of base salary through June 30, 2017, and an annual base salary rate of $300,000 and target bonus of 100% of base salary from July 1, 2017 through December 31, 2017. For Mr. Dacar, reflects a pro-rated annual bonus for the period from July 3, 2017, the date he commenced employment with the Company, through December 31, 2017. Mr. Dacar forfeited his eligibility to receive an annual bonus upon his resignation from the Company.

(3)	Reflects the maximum bonus payable to any executive under the Company’s Executive Incentive Bonus Plan.

(4)	Reflects the aggregate value of the stock bonuses that may be issued in shares of our common stock under the Deferred Stock Awards granted to Messrs. Stewart, Powell and DeBonis.

(5)	Represents restricted stock units granted to the NEOs, as described in “—Compensation Discussion and Analysis—2017 Long-Term Incentives.”

(6)	Represent stock options granted to the NEOs, as described in “—Compensation Discussion and Analysis—2017 Long-Term Incentives.”

(7)
Reflects the grant date fair value as calculated in accordance with ASC 718. Assumptions used in the valuation of equity based awards are discussed in “Note 12—Stock-Based Compensation” in our audited consolidated and combined financial statements included in this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year End 2017

	Option Awards								Stock Unit Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)		Option expiration date		Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)		Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)		(d)	(e)		(f)		(g)		(h)		(i)	(j)
James C. Stewart	—	214,888		—	19.00		4/3/2023		—		—		—	—
	—	—		—	—		—		214,888	(2)	4,085,021	(4)	—	3,951,412	(5)
Gregory L. Powell	—	174,775		—	19.00		4/3/2023		—		—		—	—
	—	—		—	—		—		174,775	(2)	3,322,473	(4)	—	3,292,844	(5)
M. Paul DeBonis Jr.	—	56,454		—	19.00		4/3/2023		—		—		—	—
	—	—		—	—		—		56,454	(2)	1,073,191	(4)	—	1,317,138	(5)
Kevin M. McDonald	—	80,702		—	19.00		4/3/2023		—		—		—	—
	—	—		—	—		—		80,702	(2)	1,534,145	(4)	—	—
	—	3,529	(3)	—	—	(6)	—	(7)	—		—		—	—
Ian J. Henkes	—	31,579		—	19.00		4/3/2023		—		—		—	—
	—	—		—	—		—		31,579	(2)	600,317	($)	—	—
	—	3,529	(3)	—	—	(6)	—	(7)	—		—		—	—
Robert Dacar	—	—		—	—		—		—		—		—	—
_______________

(1)
Reflects the number of unvested stock options held by the NEO. These stock options will become vested and exercisable in equal portions on January 20 of each of 2018, 2019 and 2020, and will become fully vested and exercisable in the event that the NEO’s employment terminates without cause or for good reason within twelve months following a change in control.

(2)
Reflects the number of unvested restricted stock units held by the NEO. These restricted stock units will become vested in equal portions on January 20 of each of 2018, 2019 and 2020, and will become fully vested in the event that the NEO’s employment terminates without cause or for good reason within twelve months following a change in control.

(3)
Reflects the number of Class B Units of Keane Investor held by the NEO. The Class B Units were granted to the NEOs prior to consummation of the IPO under a unit-based management compensation program sponsored by the company prior to the IPO called the Keane Management Holdings LLC Management Incentive Plan (the “Class B Plan”). In connection with the IPO, the Class B Plan was assigned to and assumed by Keane Investor. The Class B Units represent profit interests in Keane Investor that are solely obligations of Keane Investor. The units held by Mr. McDonald will vest in equal portions on November 7, 2018 and November 7, 2019. The units held by Mr. Henkes will vest in equal portions on March 15, 2018 and March 15, 2019. If the NEO’s service is terminated without cause, all unvested units that would have vested on the next vesting date following termination will vest upon such termination, and the remaining unvested units will remain outstanding for a period of 90 days following termination and will vest if a change in control occurs during such 90-day period.

(4)	Based on the closing price per share of our common stock on December 29, 2017 of $19.01.

(5)
Reflects the aggregate value of the stock bonuses that may be issued in shares of common stock under the Deferred Stock Awards granted to Messrs. Stewart, Powell and DeBonis. Such amounts became vested 50% on January 1, 2018 and will be paid in a number of shares of our common stock with a fair market value equal to such amount on February 15, 2018, and will become vested 50% on January 1, 2019 and paid in a number of shares of our common stock with a fair market value equal to such amount on February 15, 2019. Such amounts will become fully vested and paid in a number of shares of our common stock with a fair market value equal to such amount upon a change in control or a termination of employment without cause, or in the case of Messrs. Stewart and Powell, for good reason.

(6)
Class B Units have no exercise price. Instead, Mr. Henkes may be entitled to certain cash distributions from Keane Investor following the distribution of $468,000,000 to holders of Class A Units in Keane Investor, and Mr. McDonald may be entitled to certain cash distributions from Keane Investor following the distribution of $1,200,000,000 to holders of Class A Units and other Class B Units in Keane Investor.

(7)	Class B Units have no expiration date.

Option Exercises and Stock Vested in Fiscal Year 2017
No stock options were exercised and no restricted stock unit awards or deferred stock unit awards vested during fiscal year 2017.
Potential Payments Upon Termination or Change in Control
The tables below describe and estimate the amounts and benefits that our NEOs would have been entitled to receive upon a termination of their employment in certain circumstances or, if applicable, upon a change in control, assuming such events occurred as of December 31, 2017, the last day of fiscal year 2017. The estimated payments are not necessarily indicative of the actual amounts any of our NEOs would have received in such circumstances. The tables exclude compensation amounts accrued through December 31, 2017 that would be paid in the normal course of continued employment, such as accrued but unpaid salary, payment for accrued but unused vacation and vested account balances under our retirement plans that are generally available to all of our salaried employees. Where applicable, the information in the table uses a price per share for our common stock of $19.01, the closing price on December 29, 2017 (the “Year-End Closing Price”). Generally, payment of severance benefits to an NEO following termination of employment is subject to the NEO’s timely execution and non-revocation of a release of claims in favor of the Company.
As stated elsewhere in this Annual Report on Form 10-K, Mr. Dacar resigned during fiscal year 2017 and became eligible to receive the severance benefits described in “—Compensation Discussion and Analysis—Dacar Agreements.”

James C. Stewart
Payments and Benefits	Death or Disability ($)	For Cause or Without Good Reason ($)	Without Cause or for Good Reason, No Change in Control ($)	Without Cause or for Good Reason, Upon or Following Change in Control ($)	Change in Control, No Termination of Employment ($)
Cash Severance(1)	250,000	—	2,000,000	2,000,000	—
Annual Bonus(2)	2,000,000	—	2,000,000	2,000,000	—
Deferred Stock Award Vesting(3)	—	—	3,951,412	3,951,412	3,951,412
Stock Option Vesting(4)	—	—	—	2,149	—
Restricted Stock Unit Vesting(5)	—	—	—	4,085,021	—
Health Benefits	—	—	—	—	—
Total	2,250,000	—	7,951,412	12,038,582	3,951,412
_______________

(1)
Reflects severance payments equal to (i) in the event of Mr. Stewart’s death or disability, three months of his base salary payable over the three-month period following his termination, or (ii) in the event of a termination of Mr. Stewart’s employment without Cause or for Good Reason, an amount equal to two times his annual base salary payable over the 24-month period following his termination.

(2)	Reflects the annual bonus payable to Mr. Stewart for fiscal year 2017 under our 2017 Executive Bonus Program.

(3)	Pursuant to his Deferred Stock Award, Mr. Stewart’s unvested stock bonuses will become fully vested upon a change in control or upon a termination of his employment without Cause or for Good Reason.

(4)
Pursuant to his Stock Option Award, Mr. Stewart’s unvested stock options will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control. The amount in the table reflects the aggregate per share value based on the Year-End Closing Price in excess of the option exercise price.

(5)
Pursuant to his Restricted Stock Unit Award, Mr. Stewart’s unvested restricted stock units will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control.

Gregory L. Powell
Payments and Benefits	Death ($)	Disability ($)	For Cause or Without Good Reason ($)	Without Cause or for Good Reason, No Change in Control ($)	Without Cause or for Good Reason, Upon or Following Change in Control ($)	Change in Control, No Termination of Employment ($)
Cash Severance(1)	200,000	200,000	—	1,600,000	1,600,000	—
Annual Bonus(2)	1,600,000	1,600,000	—	1,600,000	1,600,000	—
Deferred Stock Award Vesting(3)	—	—	—	3,292,844	3,292,844	3,292,844
Stock Option Vesting(4)	—	—	—	—	1,748	—
Restricted Stock Unit Vesting(5)	—	—	—	—	3,322,473	—
Health Benefits(6)	—	18,730	—	18,730	18,730	—
Total	1,800,000	1,818,730	—	6,511,574	9,835,795	3,292,844
_______________

(1)
Reflects severance payments equal to (i) in the event of Mr. Powell’s death or disability, three months of his base salary payable over the three-month period following his termination, or (ii) in the event of a termination of Mr. Powell’s employment without Cause or for Good Reason, an amount equal to two times his annual base salary payable over the 24 month period following his termination.

(2)	Reflects of the annual bonus payable to Mr. Powell for fiscal year 2017 under our 2017 Executive Bonus Program.

(3)	Pursuant to his Deferred Stock Award, Mr. Powell’s unvested stock bonuses will become fully vested upon a change in control or upon a termination of his employment without Cause or for Good Reason.

(4)
Pursuant to his Stock Option Award, Mr. Powell’s unvested stock options will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control. The amount in the table reflects the aggregate per share value based on the Year-End Closing Price in excess of the option exercise price.

(5)
Pursuant to his Restricted Stock Unit Award, Mr. Powell’s unvested restricted stock units will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control.

(6)	Reflects our payment for the cost of continuation health coverage for Mr. Powell for twelve months following his termination.

M. Paul DeBonis Jr.
Payments and Benefits	Death or Disability ($)	For Cause or Voluntary Terminations ($)	Without Cause, No Change in Control ($)	Without Cause, Upon or Following Change in Control ($)	Change in Control, No Termination of Employment ($)
Cash Severance(1)	—	—	700,000	700,000	—
Annual Bonus	—	—	—	—	—
Deferred Stock Award Vesting(2)	—	—	1,317,138	1,317,138	1,317,138
Stock Option Vesting(3)	—	—	—	565	—
Restricted Stock Unit Vesting(4)	—	—	—	1,073,191	—
Health Benefits	—	—	—	—	—
Total	—	—	2,017,138	3,090,894	1,317,138
_______________

(1)	Reflects severance payments equal to two times Mr. DeBonis’ annual base salary payable over the 24 month period following his termination in the event of a termination of his employment without Cause.

(2)	Pursuant to his Deferred Stock Award, Mr. DeBonis’ unvested stock bonuses will become fully vested upon a change in control or upon a termination of his employment without Cause.

(3)
Pursuant to his Stock Option Award, Mr. DeBonis’ unvested stock options will become fully vested in the event of a termination of his employment without Cause within twelve months following a change in control. The amount in the table reflects the aggregate per share value based on the Year-End Closing Price in excess of the option exercise price.

(4)
Pursuant to his Restricted Stock Unit Award, Mr. DeBonis’ unvested restricted stock units will become fully vested in the event of a termination of his employment without Cause within twelve months following a change in control.

Kevin M. McDonald
Payments and Benefits	Death or Disability ($)	For Cause or Without Good Reason ($)	Without Cause or for Good Reason, No Change in Control ($)	Without Cause or for Good Reason, Upon or Following Change in Control ($)	Change in Control, No Termination of Employment ($)
Cash Severance(1)	—	—	400,000	1,750,000	—
Annual Bonus	—	—	—	—	—
Stock Option Vesting(2)	—	—	—	807	—
Restricted Stock Unit Vesting(3)	—	—	—	1,534,145	—
Class B Unit Vesting(4)	—	—	—	—	—
Health Benefits(5)	—	—	13,276	13,276	—
Total	—	—	413,276	3,298,228	—
_______________

(1)
Reflects severance payments equal to (i) Mr. McDonald’s annual base salary payable in a lump sum in the event of a termination of his employment without Cause or for Good Reason if no change in control was consummated on or prior to December 31, 2017, or (ii) $1,750,000 payable in a lump sum in the event of a termination of his employment without Cause or for Good Reason if a change in control had been consummated on or prior to December 31, 2017.

(2)
Pursuant to his Stock Option Award, Mr. McDonald’s unvested stock options will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control. The amount in the table reflects the aggregate per share value based on the Year-End Closing Price in excess of the option exercise price.

(3)
Pursuant to his Restricted Stock Unit Award, Mr. McDonald’s unvested restricted stock units will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control.

(4)
Pursuant to his Class B Interest Award Agreement, the next tranche of Mr. Henkes’ unvested Class B Units of Keane Investor Holdings LLC will become vested in the event of a termination of his employment without Cause, and the remaining unvested units will remain outstanding for a period of 90 days following termination and will vest if a change in control occurs during such 90-day period. The market value of the Class B Units is not determinable, because there is no public market for such units. Therefore, such value, if any, has not been included herein.

(5)	Reflects our payment for the cost of continuation health coverage for Mr. McDonald for twelve months following his termination.

Ian J. Henkes
Payments and Benefits	Death or Disability ($)	For Cause or Without Good Reason ($)	Without Cause or for Good Reason, No Change in Control ($)	Without Cause or for Good Reason, Upon or Following Change in Control ($)	Change in Control, No Termination of Employment ($)
Cash Severance(1)	—	—	300,000	300,000	—
Annual Bonus	—	—	—	—	—
Stock Option Vesting(2)	—	—	—	316	—
Restricted Stock Unit Vesting(3)	—	—	—	600,317	—
Class B Unit Vesting(4)	—	—	—	—	—
Health Benefits(5)	—	—	9,365	9,365	—
Total	—	—	309,365	909,998	—
_______________

(1)
Reflects severance payments equal to Mr. Henkes’ annual base salary payable over the 12 month period following his termination in the event of a termination of his employment without Cause or for Good Reason.

(2)
Pursuant to his Stock Option Award, Mr. Henkes’ unvested stock options will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control. The amount in the table reflects the aggregate per share value based on the Year-End Closing Price in excess of the option exercise price.

(3)
Pursuant to his Restricted Stock Unit Award, Mr. Henkes’ unvested restricted stock units will become fully vested in the event of a termination of his employment without Cause or for Good Reason within twelve months following a change in control.

(4)
Pursuant to his Class B Interest Award Agreement, the next tranche of Mr. Henkes’ unvested Class B Units of Keane Investor Holdings LLC will become vested in the event of a termination of his employment without Cause, and the remaining unvested units will remain outstanding for a period of 90 days following termination and will vest if a change in control occurs during such 90-day period. The market value of the Class B Units is not determinable, because there is no public market for such units. Therefore, such value, if any, has not been included herein.

(5)	Reflects our payment for the cost of continuation health coverage for Mr. Henkes for six months following his termination.

Director Compensation
Director Compensation Table
All non-employee members of our board of directors earned or received compensation for service on our board of directors during fiscal year 2017, as set forth in the table below and as described in the accompanying narrative.

(in dollars) Name	Fees Earned or Paid in Cash $	Stock Awards $(1)	Option Awards $	Non-Equity Incentive Plan Compensation $	Change in Pension Value and non- qualified Deferred Compensation Earnings $	All Other Compensation $	Total
Gary M. Halverson	75,000	—	—	—	—	—	75,000
Elmer D. Reed	75,000	—	—	—	—	—	75,000
Marc G. R. Edwards	100,000	—	—	—	—	—	100,000
Christian A. Garcia(2)	59,505	274,542	—	—	—	—	334,047
Lucas N. Batzer(3)	75,000						75,000
Dale M. Dusterhoft	75,000						75,000
James E. Geisler(3)	75,000						75,000
Lisa A. Gray(3)	75,000						75,000
Shawn Keane(3)	75,000						75,000
Lenard B. Tessler(3)	75,000						75,000
Scott Wille(3)	75,000						75,000

(1)
Reflects the grant date fair value calculated in accordance with ASC 718 of the restricted stock granted to Mr. Garcia in fiscal year 2017. See Note (12) Equity-Based Compensation in our consolidated and combined financial statements, included in this Annual Report on Form 10-K, for a discussion of the assumptions used in the valuation of such awards.

(2)	Mr. Garcia joined our board of directors effective May 15, 2017.
As of December 31, 2017, the aggregate number of shares of restricted stock held by each non-employee director was:

Name	Number of Shares of Restricted Stock
Gary M. Halverson	20,833
Elmer D. Reed	20,833
Marc G. R. Edwards	34,722
Christian A. Garcia	18,947

Narrative Disclosure to Director Compensation Table
Director Services Agreements
We have entered into Director Services Agreements with each of Marc G. R. Edwards, Christian A. Garcia, Gary M. Halverson and Elmer D. Reed. The Director Services Agreements provide that each such director serve on an at-will basis until the earlier of disability, death, resignation or removal.
Pursuant to the Director Services Agreement with Mr. Edwards, he serves as our lead director and is entitled to receive an annual fee of $100,000 per year. The Director Services Agreements with Messrs. Halverson, Reed and Garcia provide that each director is entitled to receive an annual fee of $75,000 per year. Mr Garcia receives an additional annual fee of $20,000 for his service as chair of the audit and risk committee.
In connection with his appointment as a director, on May 15, 2017, we granted Mr. Garcia 18,947 shares of restricted stock under our Equity and Incentive Award Plan. Subject to Mr. Garcia’s continued service with the Company on each vesting date, his restricted stock will vest in three equal installments on each of March 15, 2018, March 15, 2019 and March 15, 2020, and will become fully vested upon a change in control. All unvested restricted stock will be forfeited upon a termination of service for any reason, except that upon a termination of service without cause, (i) all unvested restricted stock that would have vested on the next vesting date following the termination will vest upon such termination and (ii) the remaining unvested restricted stock will remain outstanding for a period of 90 days following the termination date and will vest if a change in control occurs during such 90-day period.
Commencing in fiscal year 2017, each of the other non-employee members of our board or directors became eligible to receive a director service fee in the amount of $75,000 per year.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information about the number of shares of our common stock beneficially owned by each director and named executive officer, by all directors and executive officers as a group and on each beneficial owner of more than 5% of our common stock is contained in our 2018 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
In accordance with the rules of the SEC, the following table sets forth information about our equity compensation plans as of December 31, 2017. As of December 31, 2017, we had in place the Keane Management Holdings LLC Management Incentive Plan, which was approved by the security holders of Keane Management Holdings LLC, and the Equity and Incentive Award Plan, which was approved by the security holders of Keane Group, Inc.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders(1)	—	—	5,911,477
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	5,911,477

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
We paid COAC, an affiliate of Cerberus, fees totaling approximately $0.3 million, $1.0 million and $0.7 million during 2017, 2016 and 2015, respectively, for consulting services provided in connection with improving the company’s operations. We may retain COAC to provide similar services in the future.
KG Fracing Acquisition Corp., an affiliate of Cerberus, and several entities affiliated with the Keane family (the “Keane Parties”), including KCK Family Limited Partnership, LP and SJK Family Limited Partnership, LP, made certain members loans in the amount of $20,000,000 to Keane Group on December 23, 2014 (collectively, the “Shareholder Loan”). In connection with our acquisition of the Acquired Trican Operations, such entities contributed all of their right, title and interest in and to the Shareholder Loan (other than accrued but unpaid interest, which was canceled and forgiven) in exchange for an aggregate 41,468.59 Class A Units.
Several of our board members are employees of our Sponsor, and funds managed by one or more affiliates of our Sponsor indirectly own a substantial portion of our equity through their ownership of Keane Investor.
Organizational Transactions
In connection with our corporate reorganization and in connection with our IPO, we entered in transactions with certain of our affiliates who became members of Keane Investor. See Note (1) Basis of Presentation and Nature of Operations of "Item 8. Financial Statements and Supplementary Data" for a description of these transactions.
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
Stockholders’ Agreement
In connection with the IPO, Keane entered into a Stockholders' Agreement (the “Stockholders’ Agreement”) with Keane Investor. Upon the consummation of the RockPile Acquisition, on July 3, 2017, the Company, RockPile Energy Holdings, LLC (“RockPile Holdings”), WDE RockPile Aggregate, LLC (the “White Deer Holder”), LLC and Keane Investor amended and restated such Stockholders' Agreement. The rights of Keane Investor under such agreement are described below:
Registration Rights
Any holders of registrable securities that are party to, or permitted assignees of rights under, the Stockholders’ Agreement (each such party, a “Holder”) and (i) collectively and beneficially own at least 20% of the total issued and outstanding Registrable Securities (as defined herein) or (ii) collectively and beneficially own at least 10% of the total issued and outstanding Registrable Securities, provided they beneficially own Registrable Securities equivalent to at least 50% of the Registrable Securities beneficially owned by them as of the effective date (each such Holder, a “Demand Holder”) may, subject to limitations, request we register the resale, under the Securities Act, of all or any portion of the shares of common stock that such Demand Holder owns (provided that in the case of a demand from Keane Investor, shares to be registered are on a pro rata and pari passu basis based on each member of Keane Investor’s beneficial ownership of Registrable Securities).
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
Any Demand Holder may require that we effect a registration, and either RockPile Holdings or the White Deer Holder may require that we effect a registration with respect to the Registrable Securities held by the RockPile Holders (as defined in the Stockholders’ Agreement), provided that we are not required to effect more than one “marketed” underwritten offering or more than one demand registration in any consecutive 180-day period (excluding a marketed underwritten offering at the request of RockPile Holdings or the White Deer Holder), that the number of shares of common stock requested to be registered in any underwritten offering have a value equal to at least $40.0 million or 100% of the Registrable Securities then held by such Demand Holder, that we are not required to effect more than one demand registration (including a marketed underwritten offering) at the request of RockPile Holdings or the White Deer Holder and that we are not required to effect more than six demand registrations. We may postpone for a reasonable period of time, which may not exceed 90 days, the filing of a registration statement that a Demand Holder requested that it file pursuant to the Stockholders’ Agreement if our board of directors determines that the filing of the registration statement would require us to disclose material non-public information that, in our board of directors’ good faith judgment, after consultation with independent outside counsel to the Company, would be required to be disclosed in such registration statement but which we have a bona fide business purpose for not disclosing publicly, provided that, unless otherwise approved in writing by the Holders of a majority of our common stock that demanded the registration, we may not postpone such filing more than twice, or for more than an aggregate of 90 days, in each case, during any 12-month period.
In addition, if we propose to register additional shares of common stock, each Holder will be entitled to notice of the registration and will be entitled to include its shares of common stock (on a pro rata and pari passu basis) in that registration with all registration expenses paid by us. Prior to the distribution by Keane Investor of all of the common stock it holds as of the completion of this offering to its equityholders, Holders other Keane Investor or a Demand Holder will not be entitled to include shares of common stock held by such Holder in a registration proposed by us unless Keane Investor or a Demand Holder also elects to participate in such registration.
Board Representation Rights
Pursuant to the Stockholders’ Agreement, we are required to appoint individuals designated by Keane Investor (the “Keane Investor Designees”) to our board of directors.
Our certificate of incorporation provides that, prior to the 50% Trigger Date, the authorized number of directors may be increased or decreased by the Designated Controlling Stockholder or a majority of our directors. The Designated Controlling Stockholder shall, immediately prior to the 50% Trigger Date, set the size of the board of directors at 11 directors. On or after the 50% Trigger Date, the authorized number of directors may be increased or decreased by the affirmative vote of not less than two-thirds (2/3) of the then-outstanding shares of capital stock or by resolution of our board of directors. Under the Stockholders’ Agreement, Keane Investor, or any Holder, will have the following board representation rights:
•from the date on which the Company is no longer a controlled company under the applicable rules of the NYSE but prior to the 35% Trigger Date, Keane Investor shall have the right to designate to our board of directors a number of individuals equal to one director fewer than 50% of our board of directors at any time, and will (i) cause its directors appointed to the board of directors to vote in favor of maintaining an 11-person board of directors (unless the management board of Keane Investor otherwise agrees by affirmative vote of 80% of the members of the management board of Keane Investor) and (ii) appoint four directors designated by Cerberus and one director designated by Trican; provided, however, that such Keane Investor Designees are qualified and suitable to serve as members of our board of directors under all applicable corporate governance policies and guidelines of the Company and our board of directors, and all applicable legal, regulatory and stock exchange requirements (other than any requirements under the NYSE regarding director independence) (the “Director Requirements”);
•for so long as any Holder has beneficial ownership of less than 35% but at least 20% of our then- outstanding common stock, such Holder shall have the right to designate to our board of directors a number of individuals who satisfy the Director Requirements equal to the greater of (i) three or (ii) 25% of the size of our board of directors at any time (rounded up to the next whole number);
•for so long as any Holder has beneficial ownership of less than 20% but at least 15% of our then- outstanding common stock, such Holder shall have the right to designate to our board of directors a number of individuals who satisfy the Director Requirements equal to the greater of (i) two or (ii) 15% of the size of our board of directors at any time (rounded up to the next whole number);
•for so long as any Holder has beneficial ownership of less than 15% but at least 10% of our then- outstanding common stock, such Holder shall have the right to designate one individual to our board of directors who satisfies the Director Requirements.
Each of Cerberus, Trican and a representative of a majority of the shares of common stock held by the Keane Parties, shall be entitled to, at its option, designate up to two individuals in the capacity of non-voting observers (the “Observers”) to our board of directors. RockPile Holdings (or WDE RockPile Aggregate, LLC, if
RockPile Holdings designates its appointment right) shall be entitled, subject to certain conditions, to appoint one individual in the capacity of Observer to our board of directors. The appointment and removal of any Observer shall be by written notice to the board of directors. An Observer may attend any meeting of the board of directors, provided that no Observer shall have the right to vote or otherwise participate in the board of directors meeting in any way other than to observe any applicable meeting of the board of directors. Our board of directors or any committee thereof shall have the right to exclude an Observer from any meeting or portion thereof in the sole discretion of a majority of the members in attendance at such meeting. If the Keane Parties, directly or indirectly, cease to beneficially own at least 50% of our common stock beneficially owned by the Keane Parties at the time of this offering, the Keane Parties shall no longer have any right to appoint Observers and shall cause any appointed Observers to immediately resign. If Trican, directly or indirectly, ceases to beneficially own at least 25% of our common stock beneficially owned by Trican at the time of this offering, Trican shall no longer have any right to appoint Observers and shall cause such appointed Observers to immediately resign. If the RockPile Holders, directly or indirectly, cease to beneficially own at least 50% of our common stock beneficially owned by the RockPile Holders at the time of the RockPile Closing Date, RockPile Holdings shall no longer have any right to appoint Observers and shall cause any appointed Observers to immediately resign.
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
Coiled Tubing Asset Sales
In December 2017, we sold our dormant coiled tubing assets, including seven coiled tubing units and ancillary equipment related thereto, to Patriot Well Solutions LLC, an affiliate of WDE RockPile Aggregate, LLC, for a purchase price of $10.0 million.
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

Review Criteria
All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party’s interests in the transaction. As appropriate for the circumstances, the audit and risk committee or its chairman, as applicable, will review and consider:
•the Related Party’s interest in the Related Party Transaction;
•the terms of the Related Party Transaction, including the approximate dollar value of the amount involved in the Related Party Transaction and the approximate dollar value of the amount of the Related Party’s interest in the transaction without regard to the amount of any profit or loss;
•whether the transaction is being undertaken in the ordinary course of business of the company;
•whether the transaction with the Related Party is proposed to be, or was, entered into on terms no less favorable to the company than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to the company of, the Related Party Transaction;
•a description of any provisions or limitations imposed as a result of entering into the Related Party Transaction;
•whether the proposed transaction includes any potential reputational risk issues for the company which may arise as a result of or in connection with the Related Party Transaction;
•whether the proposed transaction would violate any requirements of the company’s financing or other material agreements; and
•any other relevant information regarding the Related Party Transaction or the Related Party.
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
•Any employment by the company of an executive officer of the company or any of its subsidiaries if the related compensation conforms with our company’s compensation policies and if the executive officer is not a Family Member of another executive officer or of a director of our board; and
•Any compensation paid to a director of our board if the compensation is consistent with the company’s bylaws and any compensation policies.
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
Director Independence
Our board of directors has affirmatively determined that Marc G. R. Edwards, Christian A. Garcia, Gary M. Halverson and Elmer D. Reed are independent directors under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Item 14. Principal Accountant Fees and Services
Audit Fees
The following table summarizes fees paid or accrued to our independent registered public accounting firm, KPMG LLP (“KPMG”), in connection with various services for the years ended December 31, 2017 and 2016 respectively:

	(Thousands of Dollars)
	2017	2016
Audit Fees(1)	$1,377	$671
Audit –Related Fees(2)	983	1,832
Tax Fees(3)	690	231
All Other Fees(4)	264	45
Total	$3,314	$2,779

(1)
Consists of fees for professional services rendered for the audits of our consolidated financial statements for fiscal years 2017, 2016 and 2015 included in our Registration Statements on Form S-1 and Annual Report on Form 10-K

(2)	Consists of fees billed for assurance and related services, primarily related to our initial public offering and acquisition of RockPile

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
During 2017 and 2016, no services were provided to us by KPMG other than in accordance with the pre-approval policies and procedures described above.

PART IV
Item 15. Exhibits and Financial Schedules
The following documents are filed as part of this report:
Financial Statements

Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Keane Group, Inc., including Amendment of Certificate of Incorporation, dated October 13, 2016		S-1	333-215079	3.1	12/14/16
3.2	Bylaws of Keane Group, Inc.		10-K	001-37988	3.2	3/21/17
4.1	Amended and Restated Stockholders’ Agreement, dated as of July 3, 2017, by and among Keane Group, Inc. and the stockholders named therein		8-K	001-37988	10.3	7/3/17
10.1	Amended and Restated Asset-Based Revolving Credit Agreement, dated December 22, 2017, by and among Keane Group Holdings, LLC, as the Lead Borrower, Keane Frac LP and KS Drilling, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent		8-K	001-37988	10.1	12/28/17
10.2	Term Loan Agreement, dated March 15, 2017, among Keane Group, Inc., as the Parent Guarantor, Keane Group Holdings, LLC, as the Lead Borrower, the borrowers thereto, the Lenders Party thereto, and Owl Rock Capital Corporation, as administrative and collateral agent and lead arranger		10-K	001-37988	10.2	03/21/17
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
			8-K	001-37988	10.4	7/3/17
10.4	Keane Management Holdings LLC Management Incentive Plan†		S-1	333-215079	10.6	12/14/16
10.5	Keane Group, Inc. Equity and Incentive Award Plan†		10-K	001-37988	10.4	3/21/17

10.6	Form of Keane Group, Inc. Executive Incentive Bonus Plan†	S-1	333-215079	10.8	12/14/16
10.7	Form of Indemnification Agreement†	S-1	333-215079	10.9	12/14/16
10.8	Form of Director Services Agreement†	S-1	333-215079	10.10	12/14/16
10.9	Form of Third Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and James C. Stewart†	S-1	333-215079	10.11	12/14/16
10.10	Form of Second Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Gregory L. Powell†	S-1	333-215079	10.12	12/14/16
10.11	Form of Second Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and M. Paul DeBonis Jr.†	S-1	333-215079	10.13	12/14/16
10.12	Employment Agreement, dated as of October 20, 2016, by and between Keane Group Holdings, LLC and Kevin M. McDonald†	S-1	333-215079	10.14	12/14/16
10.13	Employment Agreement, dated as of February 1, 2016, by and between Keane Group Holdings, LLC and Ian J. Henkes†	S-1	333-215079	10.16	12/14/16
10.14	Form of Amendment to Employment Agreement, by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Ian J. Henkes†	S-1	333-215079	10.18	12/14/16
10.15	Form of Assignment Agreement, by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Kevin M. McDonald†	S-1	333-215079	10.19	12/14/16
10.16	Employment Agreement, dated February 20, 2017, by and between KGH Intermediate Holdco II, LLC and Phung Ngo-Burns†	8-K	001-37988	10.1	4/4/17
10.17	Keane Value Creation Plan†	S-1	333-215079	10.20	12/14/16
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
		8-K	001-37988	10.4	1/26/17

10.19	Asset Purchase Agreement, dated as of January 25, 2016, by and among Keane Group Holdings, LLC, Keane Frac, LP, Trican Well Service Ltd. and the seller companies named therein		S-1	333-215079	10.22	12/14/16
10.20	Intellectual Property License Agreement, dated as of March 16, 2016, by and between Trican Well Service Ltd. and Keane Frac LP		S-1	333-215079	10.23	12/14/16
10.21	Intellectual Property License Agreement, dated as of March 16, 2016, by and among Trican Well Service Ltd., Trican Well Service, L.P. and Keane Frac LP		S-1	333-215079	10.24	12/14/16
10.22	Purchase Agreement, dated May 18, 2017, by and among the Keane Group, Inc., Rockpile Energy Holdings, LLC, RockPile Management NewCo, LLC and Rockpile Energy Services, LLC, on behalf of itself and its subsidiaries		8-K	333-215079	10.1	5/19/17
10.23	Contingent Value Rights Agreement, dated July 3, 2017, by and among the Company, RockPile Energy Holdings, LLC and the Permitted Holders		8-K	001-37988	10.1	7/3/17
10.24	Keane Group, Inc. Form of Restricted Stock Award†		8-K	001-37988	10.3	1/26/17
10.25	Keane Group, Inc. Form of Deferred Stock Award Agreement†		10-K	001-37988	10.23	3/21/17
10.26	Form of RSU Award Agreement†		10-Q	001-37988	10.1	8/3/17
10.27	Form of Non-Qualified Stock Option Award Agreement†		10-Q	001-37988	10.2	8/3/17
12.1	Computation of Ratio of Earnings to Fixed Charges	*
21.1	Schedule of Subsidiaries of Keane Group, Inc.	*
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2018.

Keane Group, Inc. (Registrant)

By:	/s/ James C. Stewart
James C. Stewart
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Stewart	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
James C. Stewart

/s/ Gregory L. Powell	President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Gregory L. Powell

/s/ Phung Ngo-Burns	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2018
Phung Ngo-Burns

/s/ Marc G. R. Edwards	Lead Director	February 28, 2018
Marc G. R. Edwards

/s/ Lucas N. Batzer	Director	February 28, 2018
Lucas N. Batzer

/s/ Dale M. Dusterhoft	Director	February 28, 2018
Dale M. Dusterhoft

/s/ Christian A. Garcia	Director	February 28, 2018
Christian A. Garcia

/s/ Lisa A. Gray	Director	February 28, 2018
Lisa A. Gray

/s/ Gary M. Halverson	Director	February 28, 2018
Gary M. Halverson

/s/ Shawn Keane	Director	February 28, 2018
Shawn Keane

/s/ Lenard B. Tessler	Director	February 28, 2018
Lenard B. Tessler

/s/ Elmer D. Reed	Director	February 28, 2018
Elmer D. Reed

/s/ Scott Wille	Director	February 28, 2018
Scott Wille