Form 10-Q
period 2018-03-31
Keane Group, Inc.
filed 2018-05-04
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of 'large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
As of May 2, 2018, the registrant had 112,243,769 shares of common stock outstanding.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,488	$96,120
Trade and other accounts receivable, net	244,875	238,018
Inventories, net	37,787	33,437
Prepaid and other current assets	11,656	8,519
Total current assets	389,806	376,094
Property and equipment, net	458,391	468,000
Goodwill	134,536	134,967
Intangible assets	55,630	57,280
Other noncurrent assets	8,446	6,775
Total assets	$1,046,809	$1,043,116

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$134,994	$92,348
Accrued expenses	104,494	135,175
Customer contract liabilities	3,850	5,000
Current maturities of capital lease obligations	3,353	3,097
Current maturities of long-term debt	1,310	1,339
Stock-based compensation - current	4,281	4,281
Other current liabilities	876	914
Total current liabilities	253,158	242,154
Capital lease obligations, less current maturities	4,565	4,796
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	273,400	273,715
Stock-based compensation - noncurrent	—	4,281
Other noncurrent liabilities	4,716	5,078
Total noncurrent liabilities	282,681	287,870
Total liabilities	535,839	530,024

Stockholders’ equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 112,244 shares)	1,119	1,118
Paid-in capital in excess of par value	545,088	541,074
Retained deficit	(35,615)	(27,372)
Accumulated other comprehensive income (loss)	378	(1,728)
Total stockholders’ equity	510,970	513,092
Total liabilities and stockholders’ equity	$1,046,809	$1,043,116

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated and Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$513,016	$240,153
Operating costs and expenses:
Cost of services(1)	403,408	223,992
Depreciation and amortization	60,051	30,373
Selling, general and administrative expenses	33,884	17,988
(Gain) loss on disposal of assets	769	(436)
Total operating costs and expenses	498,112	271,917
Operating income (loss)	14,904	(31,764)
Other income (expense):
Other income (expense), net	(12,989)	4
Interest expense(2)	(6,990)	(40,361)
Total other expenses	(19,979)	(40,357)
Loss before income taxes	(5,075)	(72,121)
Income tax expense	(3,168)	(134)
Net loss	(8,243)	(72,255)
Net loss attributable to predecessor	—	(7,918)
Net loss attributable to Keane Group, Inc.	(8,243)	(64,337)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34)	13
Hedging activities	2,211	11
Total comprehensive loss	$(6,066)	$(72,231)

Net loss per share(3):
Basic net loss per share	$(0.07)	$(0.70)
Diluted net loss per share	(0.07)	(0.70)

Weighted-average shares outstanding: basic(3)	112,010	103,013
Weighted-average shares outstanding: diluted(3)	112,010	103,013

(1) Cost of services during the three months ended March 31, 2018 and 2017 excludes depreciation of $58.1 million and $28.1 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization disclosed separately.
(2) Interest expense during the three months ended March 31, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company (as defined herein) of its then-existing revolving credit and security agreement, entered into on March 16, 2016, between certain of the Company's subsidiaries and certain financial institutions ( the "2016 ABL Facility") and the Company's early debt extinguishment of its then-existing credit agreement, entered into on March 16, 2016, between certain of the Company's subsidiaries and certain financial institutions( the " 2016 Term Loan Facility") and Senior Secured Notes (as defined herein).
(3) The earnings per share amounts for 2017 have been computed to give effect to the Organizational Transactions (as defined herein) as if they had occurred on January 1, 2017, including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Existing Owners' (as defined herein) membership interests for the newly-created ownership interests.
See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2017	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Stock-based compensation(1)	2	7,352	—	—	7,354
Shares repurchased and retired related to share-based compensation	(1)	(3,338)	—	—	(3,339)
Other comprehensive income	—	—	—	2,106	2,106
Net loss	—	—	(8,243)	—	(8,243)
Balance as of March 31, 2018	$1,119	$545,088	$(35,615)	$378	$510,970

(1)
Stock-based compensation during the three months ended March 31, 2018 includes stock-based compensation expense recognized during the period of $3.1 million and the vested deferred stock awards of $4.3 million. Refer to Note (11) Stock-Based Compensation for further discussion of the Company's stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,243)	$(72,255)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	60,051	30,373
Amortization of deferred financing fees	623	3,847
Loss on debt extinguishment, including prepayment premiums	—	31,084
(Gain) loss on disposal of assets	769	(436)
Loss on contingent consideration liability	13,254	—
Unrealized gain on derivative	2,140	184
Stock-based compensation	3,073	1,138
Changes in operating assets and liabilities
Decrease (increase) in trade and other accounts receivable, net	(6,860)	(60,152)
Decrease (increase) in inventories	(4,844)	(5,537)
Decrease (increase) in prepaid and other current assets	(3,138)	4,920
Decrease (increase) in other assets	(1,322)	(150)
Increase (decrease) in accounts payable	23,714	9,067
Increase (decrease) in accrued expenses	(43,497)	9,622
Increase (decrease) in customer contract liabilities	(1,150)	—
Increase (decrease) in other liabilities	(395)	889
Net cash provided by (used) in operating activities	34,175	(47,406)
Cash flows from investing activities
Purchase of property and equipment	(27,313)	(10,070)
Advances of deposit on equipment	(1,085)	—
Implementation of software	(49)	(7)
Proceeds from sale of assets	654	2,376
Payments for leasehold improvements	(1,455)	(157)
Equity method investment	(581)	—
Net cash used in investing activities	(29,829)	(7,858)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	255,494
Proceeds from the term loan facility	—	150,000
Payments on the secured notes and term loan facility	(711)	(288,103)
Payments on capital leases	(847)	(662)
Prepayment premiums on early debt extinguishment	—	(15,817)
Payment of debt issuance costs	(23)	(8,800)
Shares repurchased and retired related to share-based compensation	(3,339)	—
Net cash provided by (used in) financing activities	(4,920)	92,112
Non-cash effect of foreign translation adjustments	(58)	28
Net increase (decrease) in cash, cash equivalents	(632)	36,876
Cash and cash equivalents, beginning	96,120	48,920
Cash and cash equivalents, ending	$95,488	$85,796

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$6,745	$11,383

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Income taxes	—	—
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$19,861	$12,113
Non-cash additions to capital lease obligations	935	—

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(1)    Basis of Presentation and Nature of Operations
Keane Group, Inc. (the “Company”, “KGI” or “Keane”) was formed on October 13, 2016 as a Delaware corporation to be a holding corporation for Keane Group Holdings, LLC and its subsidiaries (collectively referred to as “Keane Group”), for the purpose of facilitating the initial public offering (the “IPO”) of shares of common stock of the Company. On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
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
Earnings per share and weighted-average shares outstanding for the three months ended March 31, 2017 have been presented giving pro forma effect to the Organizational Transactions as if they had occurred on January 1, 2016.
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles (“GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's 2017 Annual Report on Form 10-K filed on March 1, 2018.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2018 and the results of its operations and cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal recurring nature.
The unaudited condensed consolidated financial statements include the accounts of Keane and Keane Group.
All intercompany transactions and balances have been eliminated.
The unaudited condensed consolidated financial statements for the period from January 1, 2017 to July 2, 2017 reflect only the historical results of the Company prior to the completion of the Company's acquisition of RockPile (as defined herein).
Secondary Offering
On January 17, 2018, the Company's Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the Securities and Exchange Commission (the "SEC") for an offering on behalf of Keane Investor (the "selling stockholder"), pursuant

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters' over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering and the vesting of certain of the Company's RSUs (as defined herein) on January 2018, Keane Investor controlled 50.7% of the Company's outstanding common stock as of March 31, 2018.
(2)    Summary of Significant Accounting Policies
(a) Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, “Fair Value Measurements”, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850 using discounted cash flows and other applicable valuation techniques. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note (3) Acquisitions for discussion of the acquisitions completed in 2017.
(b) Revenue Recognition
The Company adopted Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, effective January 1, 2018, using the modified retrospective method. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no significant changes to the Company's internal control over financial reporting due to the Company's adoption of ASU 2014-09.
Revenue from the Company’s Completion Services and Other Services segments are earned as services are rendered, which is generally on a per stage or fixed monthly rate for the Company’s Completions Services segment and on a per job basis for the Other Services segment. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the unaudited condensed consolidated statements of operations and comprehensive loss. To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company does not incur contract acquisition and origination costs. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the unaudited condensed consolidated statements of operations and comprehensive loss and net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
The Company has elected the practical expedient to recognize revenue based upon the transactional value it has the right to invoice upon completion of each performance obligation per the contract terms, as the Company believes its right to consideration corresponds directly with the value transferred to the customer, and this expedient does not lend itself to the application of significant judgment. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company's current revenue recognition processes and no retrospective adjustments were necessary.
The Company's obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Revenue from the Company’s Completion Services and Other Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing and wireline services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue is recognized upon the completion of each performance obligation. The Company's performance obligations under its Completion Services segment represent each stage frac’d or each stage perforated. Once a stage has been completed, a field ticket is created that includes charges for the service performed and the chemicals and proppant consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, any additional equipment used on the job and other miscellaneous items. The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
Other Services
The Company provides cementing services pursuant to contractual arrangements, such as term contracts or on a spot market basis. Revenue is recognized upon the completion of each performance obligation, which for cementing services represents the portion of the well cemented: surface casing, intermediate casing or production liner. The performance obligations are satisfied over time. Jobs for these services are typically short term in nature, with most jobs completed in a day. Once the well has been cemented, a field ticket is created that includes charges for the services performed and the consumables used during the course of service.The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
Disaggregation of Revenue
Revenue activities during the three months ended March 31, 2018 and 2017 were as follows:

	(Thousands of Dollars)
	Three Months Ended
	March 31,
	2018	2017
Revenue by segment:
Completion Services	$507,451	$240,153
Other Services	5,565	—
Total revenue	$513,016	$240,153

Revenue by geography:
East	$177,536	$104,982
North	61,054	15,363
South	274,426	119,808
Total revenue	$513,016	$240,153

Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company's jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As such, the Company's contract liabilities is immaterial to its unaudited condensed consolidated balance sheets. Payment terms after invoicing are typically 30 days or less.
(c) Property and Equipment
Property and equipment, inclusive of equipment under capital lease, are generally stated at cost.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 6 months to 40 years. Management bases the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of maintenance programs. When components of an item of

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

property and equipment have different useful lives, they are accounted for separately as major components of property and equipment. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset and the term of the lease.
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment and are recognized net within operating costs and expenses in the unaudited condensed consolidated statements of operations and comprehensive loss.
Major classifications of property and equipment and their respective useful lives are as follows:

Land	Indefinite life
Building and leasehold improvements	6 months – 40 years
Machinery and equipment	13 months – 10 years
Office furniture, fixtures and equipment	3 years – 5 years
Leasehold improvements are assigned a useful life equal to the term of the related lease.
In the first quarter of 2018, the Company reassessed the estimated useful lives of select machinery and equipment. The Company concluded that due to an increase in service intensity driven by a shift to more 24-hour work, higher stage volume, larger stages and more proppant usage per stage, the estimated useful lives of these select machinery and equipment should be reduced by approximately 50%.
In accordance with ASC 250, "Accounting Changes and Error Corrections," the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and net loss during the three months ended March 31, 2018 of $5.5 million in the unaudited condensed consolidated statement of operations and comprehensive loss.
Depreciation methods, useful lives and residual values are reviewed annually.
(d) Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives to manage interest rate risk associated with its floating-rate borrowings. The Company recognizes all derivative instruments as either assets or liabilities on the condensed consolidated balance sheet at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income (loss) until the hedged item affects earnings.

The Company only enters into derivative contracts that it intends to designate as hedges for the variability of cash flows to be received or paid related to a recognized asset or liability (i.e. cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company discontinues hedge accounting prospectively, when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring or management determines to remove the designation of the cash flow hedge. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the condensed consolidated balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately, in earnings, any gains and losses related to the hedging relationship that were recognized in accumulated other comprehensive income (loss).

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(e) Stock-based compensation
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

Deferred compensation expense associated with liability-based awards, such as deferred stock awards that are expected to settle with the issuance of a variable number of shares based on a fixed monetary amount at inception, is recognized at the fixed monetary amount at inception and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Upon settlement, the holders receive an amount of common stock equal to the fixed monetary amount at inception, based on the closing price of the Company's stock on the date of settlement.

Tax deductions on the stock-based compensation awards are not realized until the awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax deduction for a stock-based award is greater than the cumulative GAAP compensation expense for that award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for an award is less than the cumulative GAAP compensation expense for that award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded discretely in the period in which they occur. The cash flows resulting from any excess tax benefit will be classified as financing cash flows in the unaudited condensed consolidated statements of cash flows.
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
For additional information, see Note (11) Stock-Based Compensation.
(f) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017.
In addition, the Company has a Canadian subsidiary, which is treated as a corporation for Canadian federal and provincial tax purposes. For Canadian tax purposes, the Company is subject to foreign income tax.
The Company is responsible for certain state income and franchise taxes, which include Colorado, Montana, North Dakota, Oklahoma, Pennsylvania, Texas and West Virginia.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

See Note (16) Income Taxes for a detailed discussion of the Company's taxes and activities thereof during the three months ended March 31, 2018 and 2017.
(g) Equity-method investments
Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the non-controlled entities' operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company's share of the entity's income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are presented within other noncurrent assets in the condensed consolidated balance sheets.
As of March 31, 2018 and December 31, 2017, the Company has recognized $0.6 million for its only equity-method investment.
(3) Acquisitions
RockPile
On July 3, 2017 (the “RockPile Acquisition Date”), the Company acquired 100% of the outstanding equity interests of RockPile Energy Services, LLC and its subsidiaries (“RockPile”) from RockPile Energy Holdings, LLC (the “Principal Seller”). RockPile was a multi-basin provider of integrated well completion services in the United States, whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. Through this acquisition, the Company deepened its existing presence in the Permian Basin and Bakken Formation and further solidified its position as one of the largest pure-play providers of integrated well completion services in the United States. This acquisition also enabled the Company to expand certain service offerings and capabilities within its Other Services segment.
The acquisition of RockPile was completed for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock (the “Acquisition Shares”) and contingent value rights, as described below. The fair value of the Acquisition Shares, which is recorded in stockholders' equity in the condensed consolidated balance sheets, was calculated using the closing price of the Company's common stock on July 3, 2017, of $16.29, discounted by 7.9% to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares was restricted.
Subject to the terms and conditions of the Contingent Value Rights Agreement (the “CVR Agreement”) by and among the Company, the Principal Seller and Permitted Holders (as defined in the CVR Agreement and, together with the Principal Seller, the “RockPile Holders”), the Company agreed to pay contingent consideration (the “Aggregate CVR Payment Amount”), which would equal the product of the Acquisition Shares held by RockPile on April 10, 2018 and the CVR Payment Amount, provided that the CVR Payment Amount did not exceed $2.30. The CVR Payment Amount is the difference between (a) $19.00 and (b) the arithmetic average of the dollar volume weighted average price of the Company’s common stock on each trading day for twenty (20) trading days randomly selected by the Company during the thirty (30) trading day period immediately preceding the last business day prior to April 3, 2018 (the “Twenty-Day VWAP”). The Aggregate CVR Payment Amount shall be reduced on a dollar for dollar basis if the sum of the following exceeds $165.0 million:

•	(i) the aggregate gross proceeds received in connection with the resale of any Acquisition Shares, plus

•	(ii) the product of the number of Acquisition Shares held by the RockPile Holders on April 10, 2018 and the Twenty-Day VWAP, plus

•	(iii) the Aggregate CVR Payment Amount.
In early April 2018, in accordance with the terms and conditions of the CVR Agreement, the Company calculated the final Aggregate CVR Payment Amount, due to the RockPile Holders, of $19.9 million. In accordance with GAAP, the Company recognized an estimated liability of $19.9 million as of March 31, 2018 in the unaudited condensed consolidated balance sheet and a loss of $13.2 million during the three months ended March 31, 2018 in other income (expense), net in the unaudited condensed consolidated statement of operations and comprehensive loss, as the settlement of the Aggregate CVR Payment Amount was probable and estimable based on the settlement that occurred prior to the filing of the Company's first quarter 2018 Quarterly Report on Form 10-Q.
The Company accounted for the acquisition of RockPile using the acquisition method of accounting. Assets acquired, liabilities assumed and equity issued in connection with the acquisition were recorded based on their fair values. The purchase accounting is subject to the twelve-month measurement adjustment period to reflect any new information that may be obtained in the

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

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
The following tables summarize the fair value of the consideration transferred for the acquisition of RockPile and the preliminary allocation of the purchase price to the fair values of the assets acquired, liabilities assumed and equity consideration at the RockPile Acquisition Date:

	(Thousands of Dollars)
Total Purchase Consideration:	Preliminary Purchase Price Allocation	Adjustments	Purchase Price Allocation as of March 31, 2018
Cash consideration	$123,293	$(6,717)	$116,576
Equity consideration	130,290	—	130,290
Contingent consideration	11,962	—	11,962
Less: Cash acquired	(20,379)	20,379	—
Total purchase consideration, less cash acquired	$245,166	$13,662	$258,828

Trade and other accounts receivable	$57,117	$1,588	$58,705
Inventories, net	2,853	138	2,991
Prepaid and other current assets	13,630	(717)	12,913
Property and equipment, net	157,654	8,653	166,307
Intangible assets	20,967	(1,267)	19,700
Notes receivable	250	(250)	—
Other noncurrent assets	363	(57)	306
Total identifiable assets acquired	252,834	8,088	260,922
Accounts payable	(38,999)	16,236	(22,763)
Accrued expenses	(22,161)	(15,488)	(37,649)
Deferred revenue	(23,053)	698	(22,355)
Other non-current liabilities	(827)	(2,412)	(3,239)
Total liabilities assumed	(85,040)	(966)	(86,006)
Goodwill	77,372	6,540	83,912
Total purchase price consideration	$245,166	$13,662	$258,828

Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill in this acquisition is primarily attributable to expected synergies and new customer relationships and was allocated to the Completions Services segment. All the goodwill recognized for the acquisition of RockPile is tax deductible with an amortization period of 15 years.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(4)    Intangible Assets
The intangible assets balance in the Company’s condensed consolidated balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	March 31, 2018
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.9	$68,600	$(24,559)	$44,041
Non-compete agreements	8	700	(327)	373
Trade name	Indefinite life	10,200	—	10,200
Technology	2.4	1,427	(411)	1,016
Total		$80,927	$(25,297)	$55,630

	(Thousands of Dollars)
	December 31, 2017
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	9.1	$68,600	$(23,049)	$45,551
Non-compete agreements	8.1	750	(360)	390
Trade name	Indefinite life	10,200	—	10,200
Technology	2.1	3,023	(1,884)	1,139
Total		$82,573	$(25,293)	$57,280

Amortization expense related to the intangible assets for the three months ended March 31, 2018 and 2017 was $1.7 million and $1.5 million, respectively.
Amortization for the intangible assets excluding trade name of $10.2 million with an indefinite useful life and in process software, over the next five years, is as follows:

Year-end December 31,	(Thousands of Dollars)
2018	$4,552
2019	5,371
2020	5,247
2021	4,975
2022	4,973

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(5)    Inventories, net
Inventories, net, consisted of the following at March 31, 2018 and December 31, 2017:

	(Thousands of Dollars)
	March 31, 2018	December 31, 2017
Sand, including freight	$15,682	$11,551
Chemicals and consumables	8,514	7,940
Materials and supplies	13,591	13,946
Total inventory, net	$37,787	$33,437
Inventories are reported net of obsolescence reserves of $0.7 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively. The Company recognized $0.4 million and $0.1 million of obsolescence expense during the three months ended March 31, 2018 and 2017, respectively.
(6)    Property and Equipment, net
Property and Equipment, net consisted of the following at March 31, 2018 and December 31, 2017:

	(Thousands of Dollars)
	March 31, 2018	December 31, 2017
Land	$5,186	$5,186
Building and leasehold improvements	36,031	30,322
Office furniture, fixtures and equipment	6,849	6,338
Machinery and equipment	813,889	773,516
	861,955	815,362
Less accumulated depreciation	(422,561)	(372,617)
Construction in progress	18,997	25,255
Total property and equipment, net	$458,391	$468,000

The machinery and equipment balance as of March 31, 2018 and December 31, 2017 included $10.1 million of hydraulic fracturing equipment under capital leases. The machinery and equipment balance as of March 31, 2018 and December 31, 2017 also included approximately $5.9 million and $5.1 million, respectively, of vehicles under capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $8.9 million and $8.3 million as of March 31, 2018 and December 31, 2017, respectively. Accumulated depreciation for the vehicles under capital leases was $1.9 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively.
All (gains) and losses are presented within (gain) loss on disposal of assets in the unaudited condensed consolidated statements of operations and comprehensive loss. The following summarizes the proceeds received and (gains) losses recognized on the disposal of certain assets for the three months ended March 31, 2018 and 2017:

•
During the three months ended March 31, 2018, the Company divested of various immaterial assets for a net loss of $0.8 million. These assets primarily consisted of hydraulic fracturing pump components within the Completion Services segment.

•
During the three months ended March 31, 2017, the Company had a net gain of $0.4 million, primarily related to the sale of its idle facility in Woodward, Oklahoma, acquired in the acquisition of the majority of the U.S. assets and assumed liabilities of Trican Well Service, L.P., divested for net proceeds of $2.4 million and a net gain of $0.5 million, within the Completion Services segment.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(7)    Long-Term Debt
Long-term debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	(Thousands of Dollars)
	March 31, 2018	December 31, 2017
Term Loan Facility	$282,490	$283,202
Capital leases	7,939	7,918
Less: Unamortized debt discount and debt issuance costs	(7,801)	(8,173)
Total debt, net of unamortized debt discount and debt issuance costs	282,628	282,947
Less: Current portion	(4,663)	(4,436)
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$277,965	$278,511

Credit Facilities
Below is a summary of the Company's credit facilities outstanding as of March 31, 2018:

	(Thousands of Dollars)
	2017 ABL Facility(1)	Term Loan Facility(1)
Original facility size	$300,000	$285,000
Outstanding balance	—	282,490
Letters of credit issued	2,000	—
Available commitment	206,411	—
Interest Rate	LIBOR or base rate plus applicable margin	LIBOR plus 7.25% or Base rate plus 6.25%(2)
Maturity Date	December 22, 2022	August 18, 2022

(1) For detailed discussion on the Company's credit facilities, see "Liquidity and Capital Resources" under Part I. "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
(2) London Interbank Offer Rate ("LIBOR") is subject to a 1.00% floor.
Maturities of the Term Loans for the next five years are presented below:

Year-end December 31,	(Thousands of Dollars)
2018	$2,138
2019	2,850
2020	2,850
2021	2,850
2022	271,802
$282,490

Any prepayment of the Company's term loans under the Company’s $150.0 million initial term loan facility and its $135.0 million incremental term loan facility (collectively, the “Term Loan Facility”) will not result in a prepayment penalty.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Deferred Financing Costs and Other Costs
Costs incurred to obtain financing are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the unaudited condensed consolidated statements of operations and comprehensive loss. Amortization expense related to the capitalized deferred financing costs for the three months ended March 31, 2018 and 2017 was $0.6 million and $3.8 million, respectively.
Unamortized deferred financial costs associated with the Term Loan Facility were $7.8 million and $8.1 million as of March 31, 2018 and December 31, 2017, respectively, and are recorded in long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities on the condensed consolidated balance sheets. Unamortized deferred financing costs associated with the 2016 ABL Facility and the Company’s $150 million asset-based revolving credit facility obtained on February 17, 2017 (the “2017 ABL Facility”) were $4.8 million and $5.0 million as of March 31, 2018 and December 31, 2017, respectively, and are recorded in other noncurrent assets on the condensed consolidated balance sheets.
Interest expense during the three months ended March 31, 2017 included $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the Company's refinancing of its 2016 ABL Facility and the Company's early debt extinguishment of its 2016 Term Loan Facility and secured notes due 2019 (the "Senior Secured Notes").
Capital Leases
The Company leases certain machinery, equipment and vehicles under capital leases that expire between 2018 and 2022. Total remaining principal balance outstanding on the Company's capital leases as of March 31, 2018 and December 31, 2017 was $7.9 million and $7.8 million, respectively. Total interest expense incurred on these capital leases was $0.1 million for the three months ended March 31, 2018 and 2017.
Depreciation of assets held under capital leases is included within depreciation expense. See Note (6) Property and Equipment, net for further details.
Future annual capital lease commitments, including the interest component as of March 31, 2018 for the next five years are listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$2,887
2019	3,843
2020	1,004
2021	776
2022	39
Subtotal	8,549
Less amount representing interest	(610)
$7,939
(8)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the three months ended March 31, 2018 and 2017, sales to Completion Services customers represented 99% and 100% of the Company’s consolidated revenue, respectively. During the three months ended March 31, 2018 and 2017, sales to Completion Services customers represented 101% and 100% of the Company's consolidated gross profit, respectively.
Oil and natural gas prices are significant drivers behind the pace and location of the Company's customer activity. The Company actively monitors trends in oil and natural gas prices and focuses on maintaining flexibility. While commodity prices have improved, the Company expects volatility and uncertainty to remain in place throughout 2018.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The industry is subject to strains in sand supply, driven by weather-induced rail congestion, combined with mine-related issues due to rail-related output constraints, flooding impacts, delays on local mine start-ups and continued growth in demand. The Company is proactively managing these transitory issues, which affect the entire industry, to limit the impact to its customers and operations.
For the three months ended March 31, 2018, revenue from the Company's top two customers individually represented 15% and 11% of the Company's consolidated revenue, respectively. For the three months ended March 31, 2017, revenue from the Company's top three customers individually represented 12%, 11% and 10% of the Company's consolidated revenue, respectively. Revenue is earned from each of these customers within the Completion Services segment.
For the three months ended March 31, 2018, one supplier represented approximately 5% to 10% of the Company’s overall purchases, and for the three months ended March 31, 2017, two suppliers represented approximately 5% to 10% of the Company’s overall purchases. The costs for each of these suppliers were incurred within the Completion Services segment.
(9) Derivatives
KGH Intermediate Holdco II, LLC ("Holdco II"), a wholly-owned subsidiary of the Company, uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
In September 2017, Holdco II amended an existing interest rate swap and entered into a new forward starting interest rate swap to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the Term Loan Facility.
The amended swap, which is effective through September 30, 2019, is designated as a cash flow hedge. Under the terms of the interest rate swap, Holdco II receives 3-month LIBOR based variable interest rate payments, subject to a 1% floor, and makes payments based on a fixed rate of 2.055%; thereby hedging the variability of cash flows associated with changes in the benchmark LIBOR interest rate above 1.0%. As of March 31, 2018, the notional amount of the interest rate swap was $135.9 million, decreasing quarterly by $0.9 million.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of March 31, 2018:
Other current asset	$426	$—	$426	$—	$426
Other noncurrent asset	1,974	—	1,974	—	1,974
Other current liability	—	—	—	—	—
Other noncurrent liability	—	—	—	—	—
As of December 31, 2017:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	324	—	324	—	324
Other current liability	(254)	—	(254)	—	(254)
Other noncurrent liability	—	—	—	—	—

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017	Location
Amount of gain recognized in other comprehensive income on derivative	$2,211	$11	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income ("AOCI") into earnings	71	(73)	Interest Expense
Amount of loss reclassified from AOCI into earnings as a result of originally forecasted transaction becoming probable of not occurring	—	(100)	Interest Expense
The gain recognized in other comprehensive income for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at March 31, 2018, $0.9 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under ASC 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Three Months Ended March 31,
Description	Location	2018	2017
Loss on interest contracts	Interest expense	$—	$(103)
See Note (10) Fair Value Measurements and Financial Information for further information related to the Company’s derivative instruments.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(10) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt, capital lease obligations and contingent liabilities. As of March 31, 2018 and December 31, 2017, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
At March 31, 2018 and December 31, 2017, the two financial instruments measured by the Company at fair value on a recurring basis were its interest rate derivatives and the Aggregate CVR Payment Amount related to the acquisition of RockPile.
The fair market value of the derivative financial instrument reflected on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data
The fair market value of the Aggregate CVR Payment Amount reflected on the consolidated balance sheet as of December 31, 2017 was determined using a Monte Carlo option pricing model that considered various assumptions, including the Company's stock price, the length of the holding period and discount for volatility. The maturity date of the CVR Agreement was April 3, 2018. In accordance with GAAP, as the settlement of the Aggregate CVR Payment Amount was probable and estimable based on an event that occurred prior to the filing of the Company's first quarter 2018 Quarterly Report on Form 10-Q, the fair market value of the final Aggregate CVR Payment Amount recorded on the unaudited condensed consolidated balance sheet as of March 31, 2018 was based on the final settlement amount of $19.9 million, calculated in April 2018.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (in thousands of dollars):

		Fair value measurements at reporting date using
	March 31, 2018	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$2,400	$—	$2,400	$—
Liabilities:
Aggregate CVR Payment	19,918	19,918	—	—

		Fair value measurements at reporting date using
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$70	$—	$70	$—
Liabilities:
Aggregate CVR Payment	6,665	—	6,665	—
At December 31, 2017, the fair value of the Aggregate CVR Payment was classified in Level 2 of the fair value hierarchy, as it was valued using inputs other than quoted prices that were observable. At March 31, 2018, the fair value of the Aggregate CVR Payment transferred out of Level 2 into Level 1 of the fair value hierarchy, as it was valued using quoted market prices for the Company's common stock.
Non-Recurring Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired technology using the “income-based relief-from-royalty” method and

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

the fair value of its non-compete agreement using the “lost income” approach. Assets acquired as a result of the acquisition of RockPile were recorded at their fair values on the date of acquisition. See Note (3) Acquisitions for further details.
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
During the three months ended March 31, 2018 and 2017, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $95.5 million and $96.1 million as of March 31, 2018 and December 31, 2017, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 days or less. As of March 31, 2018, trade receivables from the Company's top two customers individually represented 17% and 11% of total accounts receivable. As of December 31, 2017, trade receivables from the Company's top customer represented 17% of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has not had to write-off any bad debts for its customers as of March 31, 2018 and December 31, 2017 and has a process in place to collect all receivables within 30 to 60 days of aging.
(11) Stock-Based Compensation
As of March 31, 2018, the Company has four types of stock-based compensation under the Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors, (iii) restricted stock units and (iv) non-qualified stock options. RSUs and non-qualified stock options are issued to executive offers and other key management personnel. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Equity and Incentive Award Plan.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2018 and 2017 (in thousands of dollars):

	Three Months Ended March 31,
	2018	2017
Deferred stock awards	$1,070	$1,070
Restricted stock awards	90	68
Restricted stock units	1,506	—
Non-qualified stock options	407	—
Equity-based compensation cost	$3,073	$1,138

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(a) Deferred stock awards
Upon consummation of the IPO, the executive officers of the Company identified in the table below became eligible for retention payments, the first on January 1, 2018 and the second on January 1, 2019, in the bonus amounts set forth in the table below. On March 16, 2017, the compensation committee of the board of directors of the Company (the "Board of Directors") approved, and each executive officer agreed, that in lieu of the executive officer's cash retention payments, the executive officer was granted a deferred stock award under the Equity and Incentive Award Plan. Each executive officer’s deferred stock award provides that, subject to the executive officer remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his employment agreement with the Company, the executive officer will be entitled to receive payment of a stock bonus equal to the variable number of shares of the Company's common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

	Bonus Amounts
	First	Second
James C. Stewart	$1,975,706	$1,975,706
Gregory L. Powell	1,646,422	1,646,422
M. Paul DeBonis Jr.	658,569	658,569

The Company accounted for these deferred stock awards as liability-classified awards and recorded them at fair value based on the fixed monetary value on the date of grant. The Company recognized $8.6 million as a deferred compensation expense liability and contra-equity during the three months ended March 31, 2017.
The first stock bonuses vested on January 1, 2018 and were settled for 177,872 shares, net of withholdings, based on the February 15, 2018 close price of 14.98. The second stock bonus will vest on January 1, 2019 and will be settled on February 15, 2019. For the three months ended March 31, 2018 and 2017, the Company recognized $1.1 million of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2018, total unamortized compensation cost related to unvested deferred stock awards was $3.2 million, which the Company expects to recognize over the remaining weighted-average period of 0.75 years.
(b) Restricted stock awards
For the three months ended March 31, 2018 and 2017, the Company recognized $0.1 million of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and statements of operations and comprehensive loss. As of March 31, 2018, total unamortized compensation cost related to unvested restricted stock awards was $0.6 million, which the Company expects to recognize over the remaining weighted-average period of 1.70 years.
Rollforward of restricted stock awards as of March 31, 2018 is as follows:

	Number of Restricted Stock Awards	Weighted average grant date fair value
Total non-vested at December 31, 2017	95,335	$20.51
Shares issued	—	—
Shares vested	—	—
Shares forfeited	—	—
Non-vested balance at March 31, 2018	95,335	$20.51

(c) Restricted stock units
During the three months ended March 31, 2018, certain executive officers and key management personnel received, in total, 384,831 RSUs under the Equity and Incentive Award Plan. These RSUs vest ratably over a three-year service condition with 33.33% vesting on each anniversary of the date of grant, provided that the participant does not incur a termination before the applicable vesting date.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The Company recognized these RSUs at fair value based on the closing price of the Company's common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into earnings on a straight-line basis over the vesting period. For the three months ended March 31, 2018 and 2017, the Company recognized $1.5 million and nil, respectively, of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2018, total unamortized compensation cost related to unvested restricted stock units was $15.3 million, which the Company expects to recognize over the remaining weighted-average period of 2.27 years.
Rollforward of restricted stock units as of March 31, 2018 is as follows:

	Number of Restricted Stock Units	Weighted average grant date fair value
Total non-vested at December 31, 2017	1,099,620	$14.62
Units issued	384,831	15.66
Units vested	(331,156)	14.50
Actual units forfeited	(39,465)	14.56
Non-vested balance at March 31, 2018	1,113,830	$15.02

(d) Non-qualified stock options
During the three months ended March 31, 2018, certain executive officers received, in total, 437,200 of non-qualified stock options under the Equity and Incentive Award Plan. These stock options vest ratably over a three-year service condition with 33.33% vesting on each anniversary of the date of grant, provided that the participant does not incur a termination before the applicable vesting date. As the stock options vest, the award recipients can thereafter exercise their stock options up to the expiration date of the options, which is the date of the six-year anniversary of the grant date.

The Company recognized these stock options at fair value determined by applying the Black-Scholes model to the grant date market value of the underlying common shares of the Company. The compensation expense associated with these stock options will be amortized into earnings on a straight-line basis over the vesting period. For the three months ended March 31, 2018 and 2017, the Company recognized $0.4 million and nil, respectively, of non-cash compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2018, total unamortized compensation cost related to unvested stock options was $5.3 million, which the Company expects to recognize over the remaining weighted-average period of 2.46 years.
Rollforward of stock options as of March 31, 2018 is as follows:

	Number of Stock Options	Weighted average grant date fair value
Total outstanding at December 31, 2017	589,977	$6.16
Options granted	437,200	7.44
Options exercised	—	—
Actual options forfeited	—	—
Options expired	—	—
Total outstanding at March 31, 2018	1,027,177	$6.68

There were 196,657 stock options vested and exercisable at March 31, 2018.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

	2018 Options Granted	2017 Options Granted
Valuation assumptions:
Expected dividend yield	0%	0%
Expected equity volatility	46.3%	51.5%
Expected term (years)	6	6
Risk-free interest rate	2.7%	1.6%
Exercise price per stock option	$15.63	$19.00
Market price per share	$15.63	$14.49
Weighted average fair value per stock option	$7.44	$6.16

(12) Stockholders’ Equity
(a) Vesting of Stock Awards
During the three months ended March 31, 2018, 412,593 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of certain RSUs and deferred stock awards. Shares withheld during the period were immediately retired by the Company.
(b) Secondary Offering
On January 17, 2018, the Company's Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters' over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering and the vesting of certain of the Company's RSUs on January 2018, Keane Investor controlled 50.7% of the Company's outstanding common stock as of March 31, 2018.
(13) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the condensed consolidated balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2017	$(2,507)	$779	$(1,728)
Other comprehensive income (loss), before tax	(34)	2,140	2,106
Income tax expense(1)	—	—	—
March 31, 2018	$(2,541)	$2,919	$378

(1)	The deferred tax liability created by other comprehensive income was netted against the Company's deferred tax asset, which was offset by a valuation allowance.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2018 and 2017 and (in thousands of dollars):

			Affected line item in the unaudited condensed consolidated statements of operations and comprehensive loss
	Three Months Ended March 31,
	2018	2017
Interest rate derivatives, hedging	$71	$(173)	Interest expense
Total reclassifications	$71	$(173)

(14) Earnings per Share
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
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(8,243)	$(72,255)

Denominator:
Basic weighted-average common shares outstanding(1)	112,010	103,013
Dilutive effect of restricted stock awards granted to Board of Directors	56	73
Dilutive effect of deferred stock award granted to named executive officers	—	22
Dilutive effect of RSUs granted under stock incentive plans	182	—
Diluted weighted-average common shares outstanding(2)	112,248	103,108

(1)
The basic weighted-average common shares outstanding have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the Company's Existing Owners' membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the three months ended March 31, 2018 and 2017, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(15) Operating Leases
The Company has certain operating leases related to its real estate, rail cars and light duty vehicles. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. There are no significant restrictions imposed on the Company by the leasing agreements with regard to asset dispositions or borrowing ability. Some lease arrangements include renewal and purchase options or escalation clauses. In addition, certain lease contracts include rent holidays, rent concessions and leasehold improvement incentives. Leasehold improvements made at the inception of a lease or during the lease term are amortized over the remaining period of 6 months to 4.75 years.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Rental expense associated with our operating leases was $3.2 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.
Sublease proceeds were nil and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, all of which related to the subleased properties of the Company's Canadian operations. These sublease proceeds were recorded as a reduction of the Company's Canadian operations’ exit costs liability.
Additionally, the Company has sale-leasebacks that expire in 2020. Future minimum lease payments include $3.1 million related to the sale-leasebacks.
Minimum lease commitments remaining under operating leases for the next five years are $41.6 million as listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$12,288
2019	14,466
2020	8,217
2021	3,990
2022	2,606
Total	$41,567

(16) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. As a result of the IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Accordingly, in 2017, a provision for federal and state corporate income taxes has been made only for the operations of Keane Group, Inc. from January 20, 2017 through March 31, 2017 in the unaudited condensed consolidated financial statements.
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated balance sheets using enacted tax rates. Furthermore, as a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance.
Included in the Company’s recording of its initial deferred taxes upon contribution to Keane Group, Inc. are deferred tax liabilities related to certain indefinite-lived intangible assets. The deferred tax liability related to these indefinite-lived intangible assets will only reverse at the time of ultimate sale or impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite-lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” The Company recognized a deferred tax liability of $1.9 million associated with this naked credit upon the IPO. This is presented within other noncurrent liabilities in the condensed consolidated balance sheets. This amount will increase as additional tax amortization is recognized, but will only decrease if the indefinite-lived intangibles are sold or impaired. Total deferred tax liability as of March 31, 2018 was $1.6 million, which was comprised of the naked credit and state tax deferred liabilities.
The Company’s forecasted annualized effective tax rate for 2018 of 4.48% differs from the statutory rate, primarily due to state taxes and a valuation allowance. The resulting tax expense is primarily due to a forecasted increase in the deferred tax liability related to indefinite-lived intangibles. The Company's effective tax rate on continuing operations for the three months ended March 31, 2018 was 40.68%. The difference between the annualized effective tax rate for 2018 of 4.48% and the effective tax rate on continuing operations for the three months ended March 31, 2018 of 40.68% is primarily made up of a tax expense derived from ordinary income, offset by a valuation allowance, as well as the discrete tax effect related to secondary transaction costs and stock-based compensation benefits.
  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2018, the Company did not have any accrued liabilities for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
As a result of market conditions and their corresponding impact on the Company's business outlook, management determined that a valuation allowance was appropriate, as it is not more likely than not that the Company will not utilize its net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on the Company's indefinite-lived intangible assets, state tax deferred liabilities, and secondary transaction costs and stock based compensation benefits, which are treated discretely from the annualized effective tax rate for 2018.
On December 22, 2017, new tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Company evaluated the provisions of the Tax Cuts and Jobs Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on its unaudited condensed consolidated financial statements. Accordingly, as of December 31, 2017, the Company recorded a provision to income taxes for management's assessment of the tax impact of the Tax Cuts and Jobs Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Cuts and Job Act are not expected to have an adverse impact on the Company's consolidated financial statements. Management will continue to analyze the impacts of the Tax Cuts and Jobs Act on the Company and refine estimates during 2018.
(17) Commitments and Contingencies
As of March 31, 2018 and December 31, 2017, the Company had $19.0 million and $19.8 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $78.8 million and $82.5 million, as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, the Company had committed $0.5 million and nil, respectively, to research and development with its equity-method investee, that is expected to generate economic benefits in 2019. As of March 31, 2018, future commitments associated with this research and development activity is anticipated to be approximately $3.9 million.
As of March 31, 2018 and December 31, 2017, the Company had issued letters of credit of $2.0 million under the 2017 ABL Facility which secured performance obligations related to the Company's capital lease with CIT Finance LLC.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of March 31, 2018 are listed below:

(Thousands of Dollars)
2018	$35,506
2019	44,511
2020	29,012
2021	10,083
2022	—
$119,112

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
The Company has been served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act ("FLSA") and state laws. On December 27, 2016, two former employees filed a complaint for a proposed collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the FLSA and Pennsylvania law. The parties agreed to settle the claims in the first quarter of 2018 for $4.2 million. Settlement of this collective action is subject to court approval. The Company has recognized a liability for the full settlement, which is recorded in accrued expenses on the condensed consolidated balance sheet as of March 31, 2018.
Additionally, the Company is involved in a commercial dispute whereby a former customer has commenced an arbitration proceeding, captioned Halcon Operating Co., Inc. and Halcon Energy Properties, Inc. v. Keane Frac LP and Keane Frac GP, LLC, and on December 15, 2017, made a claim for contractual damages of approximately $4.4 million. The Company intends to vigorously dispute the merits of this asserted claim and plans to assert affirmative counterclaims for unpaid bills and other damages. The Company is currently unable to estimate the range of loss, if any, that may result from this matter.
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
Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac TX, LLC's direct payment sales tax for the period from January 2014 through May 2017. The audit commenced in March 2018. The Company is currently unable to estimate the range of loss, if any, that may result from this matter.

(18) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.1 million during the three months ended March 31, 2018 and 2017.
In connection with the Company's reorganization, the Company engaged in transactions with affiliates. See Note (1) Basis of Presentation and Nature of Operations and Note (12) Stockholders’ Equity for a description of these transactions.
In connection with the Company's research and development initiatives, the Company has engaged in transactions with its equity-method investee. See Note (17) Commitments and Contingencies for a description of these commitments. As of March 31, 2018, the Company has purchased $0.6 million of shares in its equity-method investee.
In connection with the Company's acquisition of RockPile, the Company agreed to pay contingent consideration, which was settled in early April 2018. See Note (3) Acquisitions for further detail.
On January 17, 2018, the Company's Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters' over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor controlled 50.9% of the Company's outstanding common stock. Upon vesting of certain of the Company's RSUs on January 20, 2018, Keane Investor controls 50.7% of the Company's outstanding common stock. During the three months ended March 31, 2018, the Company incurred $13.0 million of transaction costs on behalf of the selling stockholder, which were included under selling, general and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive loss. Transaction costs consist of the underwriters' fees, other offering fees and expenses for professional services rendered specifically in connection with the offering.
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

	(Thousands of Dollars)
	Three Months Ended March 31,
	2018	2017
Operations by business segment
Revenue:
Completion Services	$507,451	$240,153
Other Services	5,565	—
Total revenue	$513,016	$240,153
Gross profit:
Completion Services	$110,387	$16,161
Other Services	(779)	—
Total gross profit	$109,608	$16,161
Operating income (loss):
Completion Services	$54,265	$(8,325)
Other Services	(2,177)	(1,702)

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Corporate and Other	(37,184)	(21,737)
Total operating income (loss)	$14,904	$(31,764)
Depreciation and amortization:
Completion Services	$55,180	$26,598
Other Services	1,398	1,483
Corporate and Other	3,473	2,292
Total depreciation and amortization	$60,051	$30,373
(Gain) loss on disposal of assets
Completion Services	$942	$(2,112)
Other Services	—	219
Corporate and Other	(173)	1,457
Total (gain) loss on disposal of assets	$769	$(436)
Exit Costs:
Corporate and Other	$19	$356
Total exit costs	$19	$356
Income tax provision:
Corporate and Other	$(3,168)	$(134)
Total income tax:	$(3,168)	$(134)
Net income (loss):
Completion Services	$54,265	$(8,325)
Other Services	(2,177)	(1,702)
Corporate and Other	(60,331)	(62,228)
Total net loss	$(8,243)	$(72,255)
Capital expenditures(1):
Completion Services	$47,896	$21,942
Other Services	47	—
Corporate and Other	316	294
Total capital expenditures	$48,259	$22,236

(1)	Excludes expenditures for leasehold improvements.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	March 31, 2018	December 31, 2017
Total assets by segment:
Completion Services	$864,657	$863,419
Other Services	19,282	21,877
Corporate and Other	162,870	157,820
Total assets	$1,046,809	$1,043,116

Total assets by geography:
United States	$1,045,363	$1,041,596
Canada	1,446	1,520
Total assets	$1,046,809	$1,043,116

Goodwill by segment:
Completion Services	$134,536	$134,967
Total goodwill	$134,536	$134,967

(20) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry-specific guidance. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures are required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's current revenue recognition processes or the Company's unaudited condensed consolidated financial statements and did not require any retrospective adjustments to the unaudited condensed consolidated financial statements.
During 2016, FASB issued ASU 2016-08, “Principal versus Agent,” ASU 2016-10, “Licenses of Intellectual Property (IP) and Identification of Performance Obligations” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients”. During 2017, FASB issued ASC 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. All these ASUs are designed to address various issues raised by the constituents to the Transition Resource Group and help minimize diversity in practice in applying ASU 2014-09. The Company adopted these standards concurrently with the adoption of ASU 2014-09 as of January 1, 2018. The adoption of these standards did not have a material impact on the Company's unaudited condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Asset Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities must adopt the standard using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustments will include recognition of the income tax consequences of intra-entity transfers of assets, other than inventory, that occur before the adoption date. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company's unaudited condensed consolidated financial statements, as the Company has minimal intra-entity transfers of qualifying assets.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have an impact on the Company's unaudited condensed consolidated financial statements.
(b) Recently Issued Accounting Standards
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual periods beginning after December 15, 2018. The Company will implement the provisions of ASU 2016-01 effective January 1, 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows companies to reclassify from accumulated other comprehensive income to retained earnings, any stranded tax effects resulting from complying with the Tax Cuts and Jobs Act legislation passed in December 2017. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and the Company will implement the provisions of this ASU effective January 1, 2019. The Company does not expect the adoption of this standard to impact its consolidated financial statements, as due to the Company's valuation allowance, there is no net tax effect stranded within accumulated other comprehensive income.
(21) Subsequent Events
CVR Settlement
The maturity date of the CVR Agreement executed with RockPile Energy Holdings, LLC and Permitted Holders, in connection with the Company's acquisition of RockPile, was April 3, 2018. In accordance with the terms and conditions of the CVR Agreement, the Company calculated the final Aggregate CVR Payment Amount, due to the RockPile Holders, of $19.9 million. In accordance with GAAP, as the settlement of the Aggregate CVR Payment Amount was probable and estimable based on an event that occurred prior to the filing of the Company's first quarter 2018 Quarterly Report on Form 10-Q, the fair market value of the final Aggregate CVR Payment Amount recorded on the unaudited condensed consolidated balance sheet as of March 31, 2018 was based on the final settlement amount of $19.9 million. For further detail on the methodology of calculating the final Aggregate CVR Payment Amount, see Note (3) Acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Keane Group, Inc.'s (the “Company”, "Keane", "KGI" or “our”) financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as well as our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include hydraulic fracturing, wireline perforation and logging and engineered solutions, cementing as well as other value-added service offerings. Our total capacity includes approximately 1.2 million hydraulic horsepower. Our assets are primarily comprised of 26 fully utilized hydraulic fracturing fleets (“fleets”), 31 wireline trucks, 24 cementing units and other ancillary assets. Our geographic footprint includes the Permian Basin, the Marcellus Shale/Utica Shale, the Eagle Ford Formation, the Bakken Formation and other active oil and gas basins. Keane is dedicated to providing industry-leading completion services with a strict focus on health, safety and environmental stewardship, combined with cost-effective customer-centric solutions. We distinguish ourselves through our partnerships with our customers, our laser-focus on safety, our transparency concerning value creation and our responsibilities to employees and customers.
We are organized into two reportable segments, consisting of Completion Services, which includes our hydraulic fracturing and wireline divisions and ancillary services; and Other Services, which includes our cementing division. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments and across geographies. We define segment gross profit as segment revenue less segment direct and indirect cost of services, excluding depreciation and amortization.
Additionally, our operations management are able to make rapid and informed decisions, including price adjustments to offset commodity inflation and align with market rates, decisions to strategically deploy and mobilize our existing and new fleets and real-time supply chain management decisions, by utilizing revenue, as well as individual direct and indirect costs on a per stage and per fleet basis.
Financial results
Revenue during the three months ended March 31, 2018 totaled $513.0 million, an increase of 114% compared to revenue during the three months ended March 31, 2017 of $240.2 million. Revenue growth in the three months ended March 31, 2018 was driven by our fully utilized 26.0 hydraulic fracturing fleets, including the added horsepower associated with the acquisition of RockPile Energy Services, LLC and its subsidiaries ("RockPile") in July 2017, and execution of our strategy of aligning with high quality and efficient customers under dedicated agreements with periodic price re-openers. On an average basis, we operated 26 fleets during the three months ended March 31, 2018, compared to 15.5 fleets during the three months ended March 31, 2017. The revenue growth drivers discussed above combined with improvements in operating efficiency, had a favorable impact on operating margins, which is calculated by dividing operating income (loss) by revenue. This was partially offset by input cost inflation, particularly for sand, trucking, labor, and chemicals. Consistent with our efforts to maintain and grow the supply of key commodities and skilled workforce, as influenced by market capacity, we continued to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent. We reported operating income of $14.9 million during the three months ended March 31, 2018, as compared to an operating loss of $31.8 million during the three months ended March 31, 2017.
We reported net loss of $8.2 million, or $0.07 per basic and diluted share, during the three months ended March 31, 2018, compared to net loss of $72.3 million, or $0.70 per basic and diluted share, during the three months ended March 31, 2017. Net income during the three months ended March 31, 2018 includes approximately $29.3 million of management adjustments to arrive at Adjusted EBITDA (as defined herein) for the three months ended March 31, 2018, driven by a $13.2 million adjustment to our contingent value right ("CVR") associated with the acquisition of RockPile, based on the cash settlement in early April 2018, $13.0 million of transaction costs primarily incurred to consummate the secondary stock offering completed in January 2018 and $3.1 million of non-cash stock compensation expense. Excluding the adjustments discussed above, net income during the three months ended March 31, 2018 was $21.1 million or $0.19 per basic and diluted share.

Business outlook
Throughout 2017, our industry saw an increase in drilling rigs and activity. That increase, combined with the completion of previously drilled wells, led to a significant growth in the demand for U.S. completion services. We continue to expect further increases in the demand for completion services over the next several quarters, driven by robust drilling and completion activity. We believe the availability and supply of completions services is impacted by higher completions intensity, resulting in increases in the amount of equipment that must be utilized per fleet and acceleration of maintenance cycles, both of which have a tightening effect on available supply. Furthermore, we expect further consolidation in the industry, given the fragmented nature of the completions services industry, combined with varying levels of asset readiness and capital availability.
Oil and natural gas prices are significant drivers behind the pace and location of our customer activity. We actively monitor trends in oil and natural gas prices and focus on maintaining flexibility. While commodity prices have improved, we expect volatility and uncertainty to remain in place throughout the year. This backdrop, combined with asset attrition and newbuild lead-times, should support an environment for attractive cash generation on our fleets in the current year.
The industry faced significant strain in sand supply during the three months ended March 31, 2018, driven by weather-induced rail congestion, combined with mine-related issues due to rail-related output constraints, flooding impacts, delays on local mine start-ups and continued growth in demand. These transitory issues were largely resolved by the end of the three months ended March 31, 2018. We continue to proactively manage these transitory issues facing the entire industry to limit the impact to our customers and business. In addition, continued tightening of the labor market could result in higher wage rates, as well as increased recruiting, hiring, onboarding and training costs.
We believe in the strength of the near-term and long-term fundamentals of our business, including our high-quality, fit-for-purpose and well-maintained equipment, our financial strength and discipline and the scale and flexibility of our supply chain. The outlook for the U.S. completions services industry remains robust, supporting our decision to order 150,000 newbuild horsepower for deployment in 2018, and we expect to achieve annualized adjusted gross profit per fleet of approximately $20.0 million on an exit rate basis during the second quarter of 2018.
Financial markets, liquidity, and capital resources
At March 31, 2018, we had approximately $95.5 million of cash available. We also had $206.4 million available under our asset-based revolving credit facility as of March 31, 2018, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including capital expenditures and working capital investments.
During the three months ended March 31, 2018, we filed a Registration Statement on Form S-1 (File No. 333-222500) that was declared effective on January 17, 2018 by the Securities and Exchange Commission for an offering of shares of our common stock on behalf of Keane Investor Holdings LLC ("Keane Investor" or the "selling stockholder"). 15,320,015 shares were registered and sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters' over-allotment option) at a price to the public of $18.25 per share. We did not sell any common stock in, and did not receive any of the proceeds from, the secondary offering. Following completion of the secondary offering, at March 31, 2018, Keane Investor owns approximately 50.7% of the Company's outstanding common stock.
For additional information on market conditions and our liquidity and capital resources, see “Liquidity and Capital Resources,” and “Business Environment and Results of Operations” herein.
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, Eagle Ford Basin and the Bakken Formation. These regions are expected to account for approximately 71% of all new horizontal wells anticipated to be drilled during 2018 and 2022. In addition, the high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the U.S. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for 61% of total active rigs in the U.S. during 2018 through 2022 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with a 206% increase in rig count from their combined May 2016 low of 194 to 594 as of March 31, 2018.

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
The following table shows the average oil and natural gas prices for West Texas Intermediate ("WTI") and Henry Hub natural gas:

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
Oil price - WTI(1)	$62.89	$51.78	$50.88
Natural gas price - Henry Hub(2)	3.08	3.06	2.99
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31,		Year Ended December 31,
Product Type	2018	2017	2017
Oil	781	593	703
Natural Gas	185	148	172
Other	—	1	1
Total	966	742	876

	Three Months Ended March 31,		Year Ended December 31,
Drilling Type	2018	2017	2017
Horizontal	833	611	736
Vertical	63	68	70
Directional	70	63	70
Total	966	742	876

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
Following a trough in early 2016, oil prices and natural gas prices have recovered to $64.87 and $2.81, respectively, or approximately 148% and 89%, respectively, as of March 29, 2018, from their lows in early 2016 of $26.19 and $1.49, respectively. The US Energy Information Administration (the “EIA”) projects WTI spot prices to average $59.0 in both 2018 and 2019 and Henry Hub natural gas prices to average $2.99 and $3.07 in 2018 and 2019, respectively.
With the rebound in commodity prices from their lows in early 2016, drilling and completion activity has continued to increase in 2018, with U.S. active rig count in March 2018 more than doubling the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near and immediate term, and market volatility has continued to persist. Despite this market volatility, we continue to experience increased demand for our services and believe we are in a more stable demand environment than existed during the above-mentioned market decline.

The EIA projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. Global liquids demand is expected to average 10.7 million barrels per day in 2018 and increase by 1.0 million barrels in 2019. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) expectations of continued growth in the U.S. gross domestic product; (ii) an increased likelihood that regulatory and legislative initiatives regarding domestic carbon emissions policy will drive greater demand for cleaner burning fuels such as natural gas; (iii) increased acceptance of natural gas as a clean and abundant domestic fuel source that can lead to greater energy independence of the U.S. by reducing its dependence on imported petroleum; (iv) the emergence of low-cost natural gas shale developments; and (v) continued growth in electricity generation from intermittent renewable energy sources, primarily wind and solar energy, for which natural-gas-fired generation is a logical back-up power supply source. Natural gas demand in North America is expected to average 81.1 billion cubic feet per day in 2018 and increase by 1.7 billion cubic feet per day in 2019.
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

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017
Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

	Three Months Ended March 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2018	2017	2018	2017	$	%
Completion Services	$507,451	$240,153	99%	100%	$267,298	111%
Other Services	5,565	—	1%	0%	5,565	0%
Revenue	513,016	240,153	100%	100%	272,863	114%
Completion Services	397,064	223,992	77%	93%	173,072	77%
Other Services	6,344	—	1%	0%	6,344	0%
Costs of services (excluding depreciation and amortization, shown separately)	403,408	223,992	79%	93%	179,416	80%
Completion Services	110,387	16,161	22%	7%	94,226	583%
Other Services	(779)	—	0%	0%	(779)	0%
Gross profit	109,608	16,161	21%	7%	93,447	578%
Depreciation and amortization	60,051	30,373	12%	13%	29,678	98%
Selling, general and administrative expenses	33,884	17,988	7%	7%	15,896	88%
(Gain) loss on disposal of assets	769	(436)	0%	0%	1,205	(276%)
Operating income (loss)	14,904	(31,764)	3%	(13%)	46,668	(147%)
Other income (expenses), net	(12,989)	4	(3%)	0%	(12,993)	(324,825%)
Interest expense	(6,990)	(40,361)	(1%)	(17%)	33,371	(83%)
Total other expenses	(19,979)	(40,357)	(4%)	(17%)	20,378	(50%)
Income tax expense	(3,168)	(134)	(1%)	0%	(3,034)	2,264%
Net income (loss)	$(8,243)	$(72,255)	(2%)	(30%)	$64,012	(89%)

Revenue:     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue during the three months ended March 31, 2018 increased by $272.9 million, or 114%, to $513.0 million from $240.2 million during the three months ended March 31, 2017. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $267.3 million, or 111%, to $507.5 million during the three months ended March 31, 2018 from $240.2 million during the three months ended March 31, 2017. This change was primarily attributable to a 68% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of RockPile, as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets during fiscal year 2017 through the current quarter. In addition, annualized revenue per fleet deployed increased 26%, as a result of pricing increases and improvements in efficiencies.
Other Services:     Other Services segment revenue increased by $5.6 million during the three months ended March 31, 2018. There was no revenue from Other Services during the three months ended March 31, 2017. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile. Revenue during the three months ended March 31, 2018 was earned in our cementing division. For the remainder of 2018, we anticipate that our revenues for Other Services will continue to be from our cementing services, as we divested our workover assets during the third and fourth quarters of 2017.
Cost of services:     Cost of services during the three months ended March 31, 2018 decreased as a percentage of revenue to 79% from 93% during the three months ended March 31, 2017. This decrease was driven by operational efficiency and management of cost inflation from our key input costs, such as fuel, chemicals, sand and sand trucking. As a result of higher activity in the

Completion Services segment during the three months ended March 31, 2018, driven by (i) full utilization, (ii) price inflation in our key input costs, (iii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, such as zipper designs, (iv) an increase in fleets working 24-hour operations and (v) increased activities in our cementing business, total cost of services during the three months ended March 31, 2018 increased by $179.4 million, or 80%, to $403.4 million from $224.0 million during the three months ended March 31, 2017. During the three months ended March 31, 2017, we had management adjustments of $8.2 million related to $6.9 million in commissioning costs for our idle fleets and $1.3 million for bonuses paid to key operational employees in connection with our initial public offering ("IPO").
Cost of services, as a percentage of total revenue is presented below:

	Three Months Ended March 31,
Description	2018	2017	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	78%	93%	(15)%
Other Services	114%	—%	114%
Total cost of services as a percentage of total revenue	79%	93%	(14)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     As a percentage of segment revenue, total cost of services was 78% and 93%, during the three months ended March 31, 2018 and 2017, respectively, a decrease as a percentage of revenue of 15%. This decrease was driven by operational efficiency and management of cost inflation from our key input costs, such as fuel, chemicals, sand and sand trucking. During the three months ended March 31, 2017, we had management adjustments of $8.2 million related to $6.9 million commissioning costs for our idle fleets and $1.3 million for bonuses paid to key operational employees in connection with our IPO. Excluding the above-mentioned management adjustments, Completion Services segment cost of services was $397.1 million and $215.8 million during the three months ended March 31, 2018 and 2017, or 78% and 90% of segment revenue, respectively, a decrease as a percentage of revenue of 12%.
Other Services:     Other Services segment cost of services was $6.3 million during the three months ended March 31, 2018. We did not have any activities, and thus any cost of services, during the three months ended March 31, 2017.
Depreciation and amortization:     Depreciation and amortization expense as a percentage of revenues was 12% and 13% during the three months ended March 31, 2018 and 2017, respectively, a decrease as a percentage of revenue of 1%. However, total depreciation expense increased by $29.7 million, or 98%, to $60.1 million during the three months ended March 31, 2018 from $30.4 million during the three months ended March 31, 2017. This change was primarily attributable to depreciation of additional equipment purchased in 2017 to recondition existing fleets, the acquisition of the RockPile assets and the changes in estimated useful lives of certain assets.
Selling, general and administrative expense:     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, remained flat at 7% during the three months ended March 31, 2018 and 2017. Total management adjustments were $16.1 million during the three months ended March 31, 2018, driven by $13.0 million of transaction costs related to the secondary offering and $3.1 million of non-cash compensation expense for the restricted stock units and stock options awarded to certain of our employees. Management adjustments were $6.7 million during the three months ended March 31, 2017, driven by $4.4 million in IPO transaction costs, $1.1 million in non-cash compensation expense of our stock-based awards, $1.0 million of transaction costs related to the acquisition of RockPile and $0.2 million of commissioning costs. Excluding these management adjustments, SG&A expense as a percentage of revenue was 3% and 5% during the three months ended March 31, 2018 and 2017, respectively, a decrease as a percentage of revenue of 2%.
Gain on disposal of assets:     Gain on disposal of assets in 2018 decreased by $1.2 million, or 276%, to a loss of $0.8 million during the three months ended March 31, 2018 from a gain of $0.4 million during the three months ended March 31, 2017. This change was primarily attributable to the disposals of hydraulic fracturing pump components during the three months ended March 31, 2018, as compared to the sale of our idle property in Woodward, Oklahoma and Searcy, Arkansas during the three months ended March 31, 2017.

Other income (expense), net.     Other income (expense), net, in 2018 decreased by $13.0 million to net expense of $13.0 million during the three months ended March 31, 2018 from less than $0.01 million of income during the three months ended March 31, 2017. This change is primarily due to the $13.2 million adjustment to the CVR liability based on the cash settlement in early April 2018. See Note (3) Acquisitions” to the unaudited condensed consolidated financial statements in Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)” for a detailed discussion of the CVR.
Interest expense, net.     Interest expense, net of interest income, decreased by $33.4 million, or 83%, to $7.0 million during the three months ended March 31, 2018 from $40.4 million during the three months ended March 31, 2017. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million, incurred in 2017 in connection with the refinancing of our asset-based revolving credit facility and debt extinguishment of our pre-existing term loan facility (the "2016 Term Loan Facility") and our secured notes due 2019 (the "Senior Secured Notes"). Additionally, the interest expense under our Term Loan Facility (as defined herein) is lower than that under the 2016 Term Loan Facility and Senior Secured Notes, which bore higher interest rates.
Effective tax rate.     Upon consummation of the IPO, we became a corporation subject to federal income taxes. Our effective tax rate on continuing operations during the three months ended March 31, 2018 was 40.68%. The effective tax rate is primarily made up of a tax expense derived from ordinary income, offset by a valuation allowance, as well as the discrete tax effect related to secondary transaction costs and stock-based compensation benefits. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate, as it is more likely than not that we will not utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets, state tax deferred liabilities and secondary transaction costs and stock-based compensation benefits, which are treated discretely from the annualized effective tax rate for 2018. Our forecasted annual effective tax rate for 2018 is 4.48%
Net loss.     Net loss was $8.2 million during the three months ended March 31, 2018, as compared with net loss of $72.3 million during the three months ended March 31, 2017. The improvements in our net results during the three months ended March 31, 2018 were due to the changes in revenue and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (17) Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.
As of March 31, 2018, we had $95.5 million of cash and $282.6 million of debt, compared to $96.1 million of cash and $282.9 million of debt as of December 31, 2017. During the three months ended March 31, 2018 and 2017, we had capital expenditures, including non-cash purchases of property and equipment and excluding leasehold improvements, of $48.3 million and $22.2 million, respectively.

	(Thousands of Dollars)
	Three Months Ended March 31,
	2018	2017
Net cash provided by (used) in operating activities	$34,175	$(47,406)
Net cash used in investing activities	(29,829)	(7,858)
Net cash provided by (used in) financing activities	(4,920)	92,112

Significant sources and uses of cash during three months ended March 31, 2018
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the three months ended March 31, 2018 of $34.2 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment.

Uses of cash:

•	Investing activities:

–
Cash used for capital expenditures of $29.9 million was primarily associated with maintenance capital spend on active fleets and deposits on new equipment. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, including capital leases but excluding interest, during the three months ended March 31, 2018 was $1.6 million.

–	Shares repurchased and retired related to share-based compensation totaled $3.3 million
Significant sources and uses of cash during the three months ended March 31, 2017
Sources of cash:

•	Financing activities:

–
Net cash provided from IPO proceeds, after giving effect to the repayments of our 2016 Term Loan Facility and the secured notes and payments for the capitalized costs directly attributable to the completion of the IPO, was $92.2 million.

Uses of cash:

•
Operating activities: Net cash used in operating activities of $47.4 million was primarily attributable to cash used for working capital, attributable to the increase in activity in our Completion Services segment.

•	Investing activities:

–
Cash used for capital expenditures of $22.2 million was primarily associated with maintenance capital spend on active fleets and commissioning costs associated with the deployment of our idle fleets. This activity primarily related to our Completion Services segment

Future sources and use of cash
Capital expenditures for 2018 will be related to maintenance capital spend to support our existing active fleets as well as spend for the completion of three newbuild hydraulic fracturing fleets of approximately 150,000 hydraulic horsepower and three wireline spreads, which are anticipated to be delivered in the second and third quarters of 2018. We anticipate our capital expenditures will be funded by cash flows from operations. We currently estimate that our capital expenditures for 2018 will range between $230.0 million and $240.0 million.
Debt service for the twelve months period ended December 31, 2018 is projected to be $34.8 million. We anticipate our debt service will be funded by cash flows from operations.
On February 26, 2018, we announced that our Board of Directors has authorized a stock repurchase program of up to $100.0 million of the Company’s outstanding common stock, with the intent of returning value to our stockholders as we expect further growth and profitability. The duration of the stock repurchase program will be 12 months. The program does not obligate us to purchase any particular number of shares of common stock during any period, and the program may be modified or suspended at any time at our discretion. During the first quarter of fiscal 2018, the Company did not repurchase shares of common stock pursuant to the stock repurchase program.
Other factors affecting liquidity
Financial position in current market. As of March 31, 2018, we had $95.5 million of cash and a total of $206.4 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, contingent liabilities and stock repurchase.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.0 million of letters of credit were outstanding as of March 31, 2018.
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
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of March 31, 2018.

(Thousands of Dollars) Contractual obligations	Total	2018	2019-2021	2022-2024	2025+
Long-term debt, including current portion(1)	$282,490	$2,138	$8,550	$271,802	$—
Estimated interest payments(2)	113,362	19,521	77,829	16,012	—
Capital lease obligations(3)	8,549	2,887	5,623	39	—
Operating lease obligations(4)	43,751	12,288	26,673	4,790	—
Purchase commitments(5)	201,864	118,258	83,606	—	—
Equity-method investment(6)	1,190	1,190	—	—	—
Legal contingency(7)	4,250	4,250	—	—	—
	$655,456	$160,532	$202,281	$292,643	$—

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our Term Loan Facility. In addition, these amounts exclude $6.2 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of March 31, 2018 and include interest related to the Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate (“LIBOR”).

(3)
Capital lease obligations consist of obligations on our capital leases of hydraulic fracturing equipment and ancillary equipment with CIT Finance LLC and F.N.B. Commercial Leasing and light weight vehicles with ARI Financial Services Inc. and Stonebriar Commercial Finance LLC and includes interest payments.

(4)
Operating lease obligations are related to our real estate, rail cars with Anderson Rail Group, Compass Rail VIII, SMBC Rail Services and Trinity Industries Leasing Company, and light duty vehicles with ARI Financial Services Inc, Enterprise FM Trust and PNC Bank.

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

(6)
See Notes (17) Commitments and Contingencies and (18) Related Party Transactions of of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)" for further details on our equity-method investment.

(7)
The legal contingency is related to the settlement of Hickson and Villa v. Keane Group Holdings, LLC, et al. See Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further details.

Principal Debt Agreements
2017 ABL Facility
Structure.    As of March 31, 2018, the 2017 ABL Facility provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million. The 2017 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
Maturity.    The loans arising under the initial commitments under the 2017 ABL Facility mature on December 22, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Interest.    Pursuant to the terms of the 2017 ABL Facility, amounts outstanding under the 2017 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings LLC and its subsidiaries' ("Keane Group")''s option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.75% or (z) if the average excess availability is greater than or equal to 66%, 0.50%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 2.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.75% or (z) if the average excess availability is greater than or equal to 66%, 1.50%. The average excess availability is set on the first day of each full fiscal quarter ending after December, 22, 2017. On or after June 22, 2018, at any time when consolidated EBITDA as of the then most recently ended four fiscal quarters for which financial statements are required to be delivered is greater than or equal to $250.0 million, the applicable margin will be reduced by 0.25%; provided that if consolidated EBITDA is less than $250.0 million as of a later four consecutive fiscal quarters, the applicable margin will revert to the levels set forth above.
Term Loan Facility
On March 15, 2017, Keane Group, Keane Frac, LP and KS Drilling, LLC (together with Keane Group, Keane Frac, LP and each other person that becomes a New Term Loan Borrower under the Term Loan Facility in accordance with the terms thereof, collectively, the “New Term Loan Borrowers”) and the New Term Loan Guarantors (as defined below) entered into a term loan facility (the “2017 Term Loan Facility”) with each lender from time to time party thereto and Owl Rock Capital Corporation ("Owl Rock"), as administrative agent and collateral agent. On July 3, 2017 (the "RockPile Closing Date"), the New Term Loan Borrowers and the New Term Loan Guarantors (as defined below) entered in an incremental term loan facility (the “Incremental Term Loan Facility” and, together with the 2017 Term Loan Facility, collectively, the “Term Loan Facility”) with each of the incremental lenders party thereto, each of the existing lenders party thereto and Owl Rock, as administrative agent and collateral agent. The Term Loan Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
Structure.    The 2017 Term Loan Facility provides for a $150.0 million initial term loan facility and the Incremental Term Loan Facility provides for a $135.0 million incremental term loan facility (collectively, the “Term Loans”). In addition, subject to certain customary conditions, as of July 3, 2017, the Term Loan Facility allows for additional incremental term loans in an amount equal to the sum of (a) $50.0 million (less certain amounts in connection with permitted notes and subordinated indebtedness), plus (b) an unlimited amount, subject to, in the case of subclause (b), immediately after giving effect thereto, the total net leverage ratio being less than 1.75:1.00.
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
 The Related Party Policy defines “Related Party” as any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members (each, a “Family Member”) includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
 For further details about our transactions with Related Parties, see Note (18) Related Party Transactions of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements and related notes to the unaudited condensed consolidated financial statements included within Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. We believe the following are the critical accounting policies used in the preparation of our unaudited condensed consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
(a) Business combinations
We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from- royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed as well as asset lives can materially impact our financial condition or results of operations. We have not made any acquisitions since the acquisition of RockPile in July 2017.

(b) Legal and environmental contingencies
From time to time, we are subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. We accrue for contingencies when the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. The estimate of probable costs related to a contingency is developed in consultation with internal and outside legal counsel representing us. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. Differences between the actual settlement costs, final judgments or fines from our estimates could have a material adverse effect on our financial position or results of operations. See Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further discussion of our legal, environmental and other regulatory contingencies during the three months ended March 31, 2018 and 2017.
(c) Valuation of long-lived assets, indefinite-lived assets and goodwill
We assess our long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We assess our goodwill and indefinite-lived assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of goodwill or the indefinite-lived assets may not be recoverable. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings.
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
(d) Income Taxes
We account for income taxes in accordance with Accounting Standards Codification ("ASC") 740, “Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards using enacted tax rates in effect in the year the differences are expected to reverse. We estimate our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Our effective tax rates will vary due to changes in estimates of our future taxable income or losses, fluctuations in the tax jurisdictions in which we operate and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.
 In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In addition to our historical financial results, we consider forecasted market growth, earnings and taxable income, the mix of earnings in the jurisdictions in which we operate and the implementation of prudent and feasible tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage our underlying businesses. We establish a valuation allowance against the carrying value of deferred tax assets, when we determine that it is more likely than not that the asset will not be realized through future taxable income. Such amounts are charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance.
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
On December 22, 2017, new tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act was signed into law. We evaluated the provisions of the Tax Cuts and Jobs Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on our unaudited condensed consolidated financial statements. Accordingly, as of December 31, 2017, we recorded a provision to income taxes for management's assessment of the tax impact of the Tax Cuts and Jobs Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Cuts and Job Act are not expected to have an adverse impact on our consolidated financial statements. We will continue to analyze the impacts of the Tax Cuts and Jobs Act on the Company and refine estimates during 2018.
(e) New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (20) New Accounting Pronouncements of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
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
Adjusted EBITDA is defined as net income (loss) adjusted to eliminate the impact of interest, income taxes, depreciation and amortization, along with certain items management does not consider in assessing ongoing performance. Adjusted Gross Profit is defined as Adjusted EBITDA, further adjusted to eliminate the impact of all activities in the Corporate segment, such as selling, general and administrative expenses, along with cost of services items that management does not consider in assessing ongoing performance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
At March 31, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to Part I, “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of March 31, 2018.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk as of March 31, 2018.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financing reporting that occurred during the three months ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Information related to Part II, “Item 1. Legal Proceedings" is included in Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)".
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
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

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2018.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer