Form 10-Q
period 2018-06-30
Keane Group, Inc.
filed 2018-08-01
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2018, the registrant had 109,625,943 shares of common stock outstanding.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,525	$96,120
Trade and other accounts receivable, net	246,812	238,018
Inventories, net	40,561	33,437
Assets held for sale	1,200	—
Prepaid and other current assets	11,256	8,519
Total current assets	409,354	376,094
Property and equipment, net	493,406	468,000
Goodwill	132,524	134,967
Intangible assets	54,141	57,280
Other noncurrent assets	9,580	6,775
Total assets	$1,099,005	$1,043,116

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$123,426	$92,348
Accrued expenses	107,356	135,175
Customer contract liabilities	2,540	5,000
Current maturities of capital lease obligations	3,771	3,097
Current maturities of long-term debt	2,133	1,339
Stock-based compensation - current	4,281	4,281
Other current liabilities	634	914
Total current liabilities	244,141	242,154
Capital lease obligations, less current maturities	5,641	4,796
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	339,144	273,715
Stock-based compensation - noncurrent	—	4,281
Other noncurrent liabilities	4,698	5,078
Total noncurrent liabilities	349,483	287,870
Total liabilities	593,624	530,024

Stockholders’ equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 109,612 shares)	1,096	1,118
Paid-in capital in excess of par value	510,300	541,074
Retained deficit	(6,221)	(27,372)
Accumulated other comprehensive income (loss)	206	(1,728)
Total stockholders’ equity	505,381	513,092
Total liabilities and stockholders’ equity	$1,099,005	$1,043,116

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$578,533	$323,136	$1,091,549	$563,289
Operating costs and expenses:
Cost of services(1)	447,685	278,384	851,093	502,376
Depreciation and amortization	59,404	32,739	119,455	63,112
Selling, general and administrative expenses	24,125	22,334	58,009	40,322
(Gain) loss on disposal of assets	3,287	(2)	4,056	(438)
Total operating costs and expenses	534,501	333,455	1,032,613	605,372
Operating income (loss)	44,032	(10,319)	58,936	(42,083)
Other income (expense):
Other income (expense), net	16	3,701	(12,973)	3,705
Interest expense(2)	(14,317)	(4,349)	(21,307)	(44,710)
Total other expenses	(14,301)	(648)	(34,280)	(41,005)
Income (loss) before income taxes	29,731	(10,967)	24,656	(83,088)
Income tax benefit (expense)	936	(931)	(2,232)	(1,065)
Net income (loss)	30,667	(11,898)	22,424	(84,153)
Net loss attributable to predecessor	—	—	—	(7,918)
Net income (loss) attributable to Keane Group, Inc.	30,667	(11,898)	22,424	(76,235)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31)	31	(65)	44
Hedging activities	99	—	2,310	11
Total comprehensive income (loss)	$30,735	$(11,867)	$24,669	$(84,098)

Net income (loss) per share(3):
Basic net income (loss) per share	$0.28	$(0.12)	$0.20	$(0.83)
Diluted net income (loss) per share	0.27	(0.12)	0.20	(0.83)

Weighted-average shares outstanding: basic(3)	111,319	103,013	111,663	100,932
Weighted-average shares outstanding: diluted(3)	111,543	103,013	111,879	100,932

(1)
Cost of services during the three and six months ended June 30, 2018 excludes depreciation of $57.6 million and $115.7 million, respectively. Cost of services during the three and six months ended June 30, 2017 excludes depreciation of $31.4 million and $59.5 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization disclosed separately.

(2)
Interest expense during the six months ended June 30, 2018 includes $7.6 million in write-offs of deferred financing costs incurred in connection with the extinguishment of the Company’s 2017 Term Loan Facility (as defined within). Interest expense during the six months ended June 30, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company (as defined herein) of its then-existing revolving credit and security agreement, entered into on March 16, 2016, between certain of the Company’s subsidiaries and certain financial institutions (the “2016 ABL Facility”) and the Company’s early debt extinguishment of its then-existing credit agreement, entered into on March 16, 2016, between certain of the Company’s subsidiaries and certain financial institutions( the “2016 Term Loan Facility”) and Senior Secured Notes (as defined herein).

(3) The earnings per share amounts for 2017 have been computed to give effect to the Organizational Transactions (as defined herein) as if they had occurred on January 1, 2017, including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Existing Owners’ (as defined herein) membership interests for the newly-created ownership interests.
See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2017	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Stock-based compensation(1)	5	11,389	—	—	11,394
Shares repurchased and retired related to share-based compensation	(1)	(3,338)	—	—	(3,339)
Shares repurchased and retired related to stock repurchase program	(26)	(38,825)	(1,273)	—	(40,124)
Other comprehensive income	—	—	—	1,934	1,934
Net income	—	—	22,424	—	22,424
Balance as of June 30, 2018	$1,096	$510,300	$(6,221)	$206	$505,381

(1)
Stock-based compensation during the six months ended June 30, 2018 includes stock-based compensation expense recognized during the period of $7.1 and the vested deferred stock awards of $4.3 million. Refer to Note (11) Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$22,424	$(84,153)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	119,455	63,112
Amortization of deferred financing fees	1,363	4,025
Loss on debt extinguishment, including prepayment premiums	7,550	31,084
(Gain) loss on disposal of assets	4,056	(438)
Loss on contingent consideration liability	13,254	—
Realized (gain) loss on derivative	(310)	173
Stock-based compensation	7,113	4,071
Other non-cash (expense)	—	(322)
Unrealized gain on derivative	2,310	11
Changes in operating assets and liabilities
Increase in trade and other accounts receivable, net	(8,899)	(76,415)
Increase in inventories	(7,618)	(14,250)
Decrease (increase) in prepaid and other current assets	(2,738)	3,830
Decrease (increase) in other assets	(2,129)	167
Increase in accounts payable	17,208	9,721
Increase (decrease) in accrued expenses	(26,500)	22,684
Decrease in customer contract liabilities	(2,460)	—
Decrease in other liabilities	(654)	(1,387)
Net cash provided by (used) in operating activities	143,425	(38,087)
Cash flows from investing activities
Purchase of property and equipment	(128,178)	(27,935)
Advances of deposit on equipment	(804)	(394)
Implementation of software	(77)	(337)
Proceeds from sale of assets	1,076	2,393
Payments for leasehold improvements	(1,455)	(157)
Equity method investment	(1,163)	—
Proceeds from insurance recoveries	105	—
Net cash used in investing activities	(130,496)	(26,430)
Cash flows from financing activities:
Proceeds from the term loan facility, net of debt discount	348,250	150,000
Payments on the secured notes and term loan facility	(283,202)	(288,478)
Payment of debt issuance costs	(7,250)	(8,800)
Prepayment premiums on early debt extinguishment	—	(15,817)
Payments on capital leases	(1,786)	(1,330)
Proceeds from issuance of common stock	—	255,494
Shares repurchased and retired related to share repurchase program	(40,124)	—
Shares repurchased and retired related to share-based compensation	(3,339)	—
Payments on contingent consideration liability	(11,962)	—
Net cash provided by financing activities	587	91,069
Non-cash effect of foreign translation adjustments	(111)	80
Net increase in cash and cash equivalents	13,405	26,632
Cash and cash equivalents, beginning	96,120	48,920

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Cash and cash equivalents, ending	$109,525	$75,552

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$13,117	$14,920
CVR Settlement	19,918	—
Income taxes	$2,066	—
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$17,208	$26,401
Non-cash reduction in capital lease obligations	103	35
Non-cash additions to capital lease obligations	3,400	180

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
In connection with the IPO, the Company completed a series of organizational transactions (the “Organizational Transactions”), including the following:

•
Certain entities affiliated with Cerberus Capital Management, L.P., certain members of the Keane family, Trican Well Service Ltd. (“Trican”) and certain members of the Company’s management team (collectively, the “Existing Owners”) contributed all of their direct and indirect equity interests in Keane Group to Keane Investor Holdings LLC (“Keane Investor”);

•	Keane Investor contributed all of its equity interests in Keane Group to the Company in exchange for common stock of the Company; and

•	The Company’s independent directors received grants of restricted stock of the Company in substitution for their interests in Keane Group.
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
Earnings per share and weighted-average shares outstanding for the three and six months ended June 30, 2017 have been presented giving pro forma effect to the Organizational Transactions as if they had occurred on January 1, 2016.
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles (“GAAP”) and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company’s 2017 Annual Report on Form 10-K filed on March 1, 2018.
The Company’s accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires the Company to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from the Company’s estimates.
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2018 and the results of its operations and cash flows for the three and six months ended June 30, 2018 and 2017. Such adjustments are of a normal recurring nature.
The unaudited condensed consolidated financial statements include the accounts of Keane and Keane Group.
All intercompany transactions and balances have been eliminated.
The unaudited condensed consolidated financial statements for the period from January 1, 2017 to July 2, 2017 reflect only the historical results of the Company prior to the completion of the Company’s acquisition of RockPile (as defined herein).
Secondary Offering
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the Securities and Exchange Commission (the “SEC”) for an offering on behalf of Keane Investor (the “selling stockholder”), pursuant

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. From the completion of the secondary offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase (as discussed herein), Keane Investor controls 51.9% of the Company’s outstanding common stock as of June 30, 2018.
(2)    Summary of Significant Accounting Policies
(a) Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations”, as amended by Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, “Fair Value Measurements”, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850 using discounted cash flows and other applicable valuation techniques. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note (3) Acquisitions for discussion of the acquisitions completed in 2017.
(b) Revenue Recognition
The Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, effective January 1, 2018, using the modified retrospective method. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no significant changes to the Company’s internal control over financial reporting due to the Company’s adoption of ASU 2014-09.
Revenue from the Company’s Completion Services and Other Services segments are earned as services are rendered, which is generally on a per stage or fixed monthly rate for the Company’s Completions Services segment and on a per job basis for the Other Services segment. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the unaudited condensed consolidated statements of operations and comprehensive income (loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company does not incur contract acquisition and origination costs. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the unaudited condensed consolidated statements of operations and comprehensive income (loss) and net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
The Company has elected the practical expedient to recognize revenue based upon the transactional value it has the right to invoice upon completion of each performance obligation per the contract terms, as the Company believes its right to consideration corresponds directly with the value transferred to the customer, and this expedient does not lend itself to the application of significant judgment. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company’s current revenue recognition processes and no retrospective adjustments were necessary.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Revenue from the Company’s Completion Services and Other Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing and wireline services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue is recognized upon the completion of each performance obligation. The Company’s performance obligations under its Completion Services segment represent each stage frac’d or each stage perforated. Once a stage has been completed, a field ticket is created that includes charges for the service performed and the chemicals and proppant consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, any additional equipment used on the job and other miscellaneous items. The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
Other Services
The Company provides cementing services pursuant to contractual arrangements, such as term contracts or on a spot market basis. Revenue is recognized upon the completion of each performance obligation, which for cementing services, represents the portion of the well cemented: surface casing, intermediate casing or production liner. The performance obligations are satisfied over time. Jobs for these services are typically short term in nature, with most jobs completed in a day. Once the well has been cemented, a field ticket is created that includes charges for the services performed and the consumables used during the course of service. The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
Disaggregation of Revenue
Revenue activities during the three and six months ended June 30, 2018 and 2017 were as follows:

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue by segment:
Completion Services	$569,929	$323,136	$1,077,380	$563,289
Other Services	8,604	—	14,169	—
Total revenue	$578,533	$323,136	$1,091,549	$563,289

Revenue by geography:
East	$251,983	$136,303	$429,518	$241,284
North	66,925	50,590	127,979	65,953
South	259,625	136,243	534,052	256,052
Total revenue	$578,533	$323,136	$1,091,549	$563,289

Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As such, the Company’s contract liabilities are immaterial to its condensed consolidated balance sheets. Payment terms after invoicing are typically 30 days or less.
(c) Property and Equipment
Property and equipment, inclusive of equipment under capital lease, are generally stated at cost.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 6 months to 40 years. Management bases the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of maintenance programs. When components of an item of property and equipment are identifiable and have different useful lives, they are accounted for separately as major components of

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

property and equipment. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset and the term of the lease.
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment and are recognized net within operating costs and expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
Major classifications of property and equipment and their respective useful lives are as follows:

Land	Indefinite life
Building and leasehold improvements	3 months – 40 years
Machinery and equipment	13 months – 10 years
Office furniture, fixtures and equipment	3 years – 5 years
Leasehold improvements are assigned a useful life equal to the term of the related lease.
In the first quarter of 2018, the Company reassessed the estimated useful lives of select machinery and equipment. The Company concluded that due to an increase in service intensity driven by a shift to more 24-hour work, higher stage volumes, larger stages and more proppant usage per stage, the estimated useful lives of these select machinery and equipment should be reduced by approximately 50%.
In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the six months ended June 30, 2018 of $10.0 million in the unaudited condensed consolidated statement of operations and comprehensive income (loss).
Depreciation methods, useful lives and residual values are reviewed annually.
(d) Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives to manage interest rate risk associated with its floating-rate borrowings. The Company recognizes all derivative instruments as either assets or liabilities on the condensed consolidated balance sheets at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income (loss) until the hedged item affects earnings.

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

The Company discontinues hedge accounting prospectively, when it determines that the derivative is no longer highly effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the originally forecasted transaction is no longer probable of occurring, or if management decides to remove the designation of the cash flow hedge. The net derivative instrument gain or loss related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the originally hedged transaction affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. When it is probable that the originally forecasted transaction will not occur by the end of the originally specified time period, the Company recognizes immediately, in earnings, any gains and losses related to the hedging relationship that were recognized in accumulated other comprehensive income (loss). In all situations in which hedge accounting is

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the condensed consolidated balance sheet and recognizes any subsequent changes in the derivative’s fair value in earnings.
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

Deferred compensation expense associated with liability-based awards, such as deferred stock awards that are expected to settle with the issuance of a variable number of shares based on a fixed monetary amount at inception, is recognized at the fixed monetary amount at inception and is amortized on a straight-line basis over the requisite service period, which is generally the vesting period. Upon settlement, the holders receive an amount of common stock equal to the fixed monetary amount at inception, based on the closing price of the Company’s stock on the date of settlement.

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
The Company provides its employees with the election to settle the income tax obligations arising from the vesting of their restricted or deferred stock-based compensation awards by the Company withholding shares equal to such income tax obligations. Shares acquired from employees in connection with the settlement of the employees’ income tax obligations are accounted for as treasury shares that are subsequently retired.
Restricted stock awards and RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.
For additional information, see Note (11) Stock-Based Compensation.
(f) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the unaudited condensed consolidated financial statements for the six months ended June 30, 2018 and 2017.
In addition, the Company has a Canadian subsidiary, which is treated as a corporation for Canadian federal and provincial tax purposes. For Canadian tax purposes, the Company is subject to foreign income tax.
The Company is responsible for certain state income and franchise taxes, which include Colorado, Montana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas and West Virginia.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards, if applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.
See Note (16) Income Taxes for a detailed discussion of the Company’s taxes and activities thereof during the six months ended June 30, 2018 and 2017.
(g) Equity-method investments
Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the non-controlled entities’ operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company’s share of the entity’s income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are presented within other noncurrent assets in the condensed consolidated balance sheets.
As of June 30, 2018 and December 31, 2017, the Company recognized $1.2 million and $0.6 million, respectively, for its only equity-method investment.
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
The acquisition of RockPile was completed for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock (the “Acquisition Shares”) and contingent value rights, as described below. The fair value of the Acquisition Shares, which was recorded in stockholders’ equity in the condensed consolidated balance sheets, was calculated using the closing price of the Company’s common stock on July 3, 2017, of $16.29, discounted by 7.9% to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares was restricted.
Subject to the terms and conditions of the Contingent Value Rights Agreement (the “CVR Agreement”) by and among the Company, the Principal Seller and Permitted Holders (as defined in the CVR Agreement and, together with the Principal Seller, the “RockPile Holders”), the Company agreed to pay contingent consideration (the “Aggregate CVR Payment Amount”), which would equal the product of the Acquisition Shares held by RockPile on April 10, 2018 and the CVR Payment Amount, provided that the CVR Payment Amount did not exceed $2.30. The CVR Payment Amount was the difference between (a) $19.00 and (b) the arithmetic average of the dollar volume weighted average price of the Company’s common stock on each trading day for twenty (20) trading days randomly selected by the Company during the thirty (30) trading day period immediately preceding the last business day prior to April 3, 2018 (the “Twenty-Day VWAP”). The Aggregate CVR Payment Amount was agreed to be reduced on a dollar for dollar basis if the sum of the following exceeds $165.0 million:

•	(i) the aggregate gross proceeds received in connection with the resale of any Acquisition Shares, plus

•	(ii) the product of the number of Acquisition Shares held by the RockPile Holders on April 10, 2018 and the Twenty-Day VWAP, plus

•	(iii) the Aggregate CVR Payment Amount.
In early April 2018, in accordance with the terms and conditions of the CVR Agreement, the Company calculated and paid the final Aggregate CVR Payment Amount, due to the RockPile Holders, of $19.9 million and recognized a loss of $13.2 million during the six months ended June 30, 2018 in other income (expense), net in the unaudited condensed consolidated statement of operations and comprehensive income (loss).
The Company accounted for the acquisition of RockPile using the acquisition method of accounting. Assets acquired, liabilities assumed and equity issued in connection with the acquisition were recorded based on their fair values. The purchase

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

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
The following tables summarize the fair value of the consideration transferred for the acquisition of RockPile and the preliminary allocation of the purchase price to the fair values of the assets acquired, liabilities assumed and equity consideration at the RockPile Acquisition Date:

	(Thousands of Dollars)
Total Purchase Consideration:	Preliminary Purchase Price Allocation	Adjustments	Purchase Price Allocation as of June 30, 2018
Cash consideration	$123,293	$(6,717)	$116,576
Equity consideration	130,290	—	130,290
Contingent consideration	11,962	—	11,962
Less: Cash acquired	(20,379)	20,379	—
Total purchase consideration, less cash acquired	$245,166	$13,662	$258,828

Trade and other accounts receivable	$57,117	$1,484	$58,601
Inventories, net	2,853	138	2,991
Prepaid and other current assets	13,630	(717)	12,913
Property and equipment, net	157,654	8,653	166,307
Intangible assets	20,967	(1,267)	19,700
Notes receivable	250	(250)	—
Other noncurrent assets	363	(57)	306
Total identifiable assets acquired	252,834	7,984	260,818
Accounts payable	(38,999)	16,180	(22,819)
Accrued expenses	(22,161)	(13,315)	(35,476)
Deferred revenue	(23,053)	698	(22,355)
Other non-current liabilities	(827)	(2,412)	(3,239)
Total liabilities assumed	(85,040)	1,151	(83,889)
Goodwill	77,372	4,527	81,899
Total purchase price consideration	$245,166	$13,662	$258,828

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(4)    Intangible Assets
The intangible assets balance in the Company’s condensed consolidated balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	June 30, 2018
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.7	$68,600	$(25,958)	$42,642
Non-compete agreements	7.8	700	(338)	362
Trade name	Indefinite life	10,200	—	10,200
Technology	2.2	1,455	(518)	937
Total		$80,955	$(26,814)	$54,141

	(Thousands of Dollars)
	December 31, 2017
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	9.1	$68,600	$(23,049)	$45,551
Non-compete agreements	8.1	750	(360)	390
Trade name	Indefinite life	10,200	—	10,200
Technology	2.1	3,023	(1,884)	1,139
Total		$82,573	$(25,293)	$57,280

Amortization expense related to the intangible assets for the three months ended June 30, 2018 and 2017 was $1.5 million. Amortization expense related to the intangible assets for the six months ended June 30, 2018 and 2017 was $3.2 million and $3.0 million, respectively.
Amortization for the intangible assets excluding trade name of $10.2 million with an indefinite useful life and in process software, over the next five years, is as follows:

Year-end December 31,	(Thousands of Dollars)
2018	$3,035
2019	5,371
2020	5,247
2021	4,975
2022	4,973

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(5)    Inventories, net
Inventories, net, consisted of the following at June 30, 2018 and December 31, 2017:

	(Thousands of Dollars)
	June 30, 2018	December 31, 2017
Sand, including freight	$19,235	$11,551
Chemicals and consumables	7,726	7,940
Materials and supplies	13,600	13,946
Total inventory, net	$40,561	$33,437
Inventories are reported net of obsolescence reserves of $0.7 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively. The Company recognized no obsolescence expense during the three months ended June 30, 2018 and 2017, respectively. The Company recognized $0.4 million and $0.1 million of obsolescence expense during the six months ended June 30, 2018 and 2017, respectively.
(6)    Property and Equipment, net
Property and Equipment, net consisted of the following at June 30, 2018 and December 31, 2017:

	(Thousands of Dollars)
	June 30, 2018	December 31, 2017
Land	$4,771	$5,186
Building and leasehold improvements	32,178	30,322
Office furniture, fixtures and equipment	7,161	6,338
Machinery and equipment	916,258	773,516
	960,368	815,362
Less accumulated depreciation	(476,378)	(372,617)
Construction in progress	9,416	25,255
Total property and equipment, net	$493,406	$468,000

The machinery and equipment balance as of June 30, 2018 and December 31, 2017 included $10.1 million of hydraulic fracturing equipment under capital leases. The machinery and equipment balance as of June 30, 2018 and December 31, 2017 also included approximately $8.3 million and $5.1 million, respectively, of vehicles under capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $9.4 million and $8.3 million as of June 30, 2018 and December 31, 2017, respectively. Accumulated depreciation for the vehicles under capital leases was $2.4 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively.
All (gains) and losses are presented within (gain) loss on disposal of assets in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following summarizes the proceeds received and (gains) losses recognized on the disposal of certain assets for three and six months ended June 30, 2018 and 2017:

•
During the three months ended June 30, 2018, the Company recognized a loss of $2.7 million relating to its idle field operations facility in Mathis, Texas within the Corporate segment. See further discussion below.

•
During the three and six months ended June 30, 2018, the Company divested of various immaterial assets for a net loss of $0.6 million and $1.4 million, respectively. These assets primarily consisted of hydraulic fracturing pump components within the Completion Services segment.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

•
During the six months ended June 30, 2017, the Company had a net gain of $0.4 million, primarily related to the sale of its idle facility in Woodward, Oklahoma, acquired in the acquisition of the majority of the U.S. assets and assumed liabilities of Trican Well Service, L.P., divested for net proceeds of $2.4 million, within the Completion Services segment.

As of June 30, 2018, the Company classified its idle field operations facility in Mathis, Texas, within the Corporate segment, as held for sale, in anticipation of closing on the sale in the third quarter of 2018. The Company ceased depreciation of these assets. The Company recognized a loss of $2.7 million in the second quarter of 2018 attributable to the markdown to fair value of the facility upon classification as held for sale.
(7)    Long-Term Debt
Long-term debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	(Thousands of Dollars)
	June 30, 2018	December 31, 2017
2018 Term Loan Facility	$350,000	$—
2017 Term Loan Facility	—	283,202
Capital leases	9,428	7,918
Less: Unamortized debt discount and debt issuance costs	(8,739)	(8,173)
Total debt, net of unamortized debt discount and debt issuance costs	350,689	282,947
Less: Current portion	(5,904)	(4,436)
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$344,785	$278,511

Credit Facilities
On May 25, 2018, Keane Group Holdings, LLC, a subsidiary of the Company, and the New Term Loan Guarantors (as defined below) entered into a term loan facility (the “2018 Term Loan Facility”) with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to repay the Company’s pre-existing term loan facility (the “2017 Term Loan Facility”), along with related fees and expenses, with the excess proceeds allocated to fund general corporate purposes. The 2018 Term Loan Facility was executed with a debt discount of $1.8 million, which will be amortized using the effective interest method and netted against the carrying amount of the 2018 Term Loan Facility. The Company did not incur any prepayment premiums to repay the 2017 Term Loan Facility.
Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the amounts outstanding under the 2018 Term Loan Facility are guaranteed by the Company, Keane Frac, LP, KS Drilling, LLC, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, and Keane Frac GP, LLC, and each subsidiary of the Company that will be required to execute and deliver a facility guaranty in the future pursuant to the terms of the 2018 Term Loan Facility (collectively, the “2018 Term Loan Guarantors”).

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Below is a summary of the Company’s credit facilities outstanding as of June 30, 2018:

	(Thousands of Dollars)
	2017 ABL Facility(1)	2018 Term Loan Facility(1)
Original facility size	$300,000	$350,000
Outstanding balance	—	350,000
Letters of credit issued	2,500	—
Available borrowing base commitment	214,513	n/a
Interest Rate	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	December 22, 2022	May 25, 2025

(1) For detailed discussion on the Company’s credit facilities, see “Liquidity and Capital Resources” under Part I. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2) London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor.
Maturities of the Term Loans for the next five years are presented below:

Year-end December 31,	(Thousands of Dollars)
2018	$1,750
2019	3,500
2020	3,500
2021	3,500
2022	3,500
$15,750

Deferred Charges and Other Costs
Deferred charges include deferred financing costs and debt discounts or debt premiums. Deferred charges are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Amortization expense related to the capitalized deferred charges for the three months ended June 30, 2018 and 2017 was $0.7 million and $0.4 million, respectively. Amortization expense related to the capitalized deferred charges for the six months ended June 30, 2018 and 2017 was $1.4 million and $4.0 million, respectively.
Deferred charges associated with the 2018 Term Loan Facility that were capitalized upon recognition of the 2018 Term Loan Facility were $9.0 million. Unamortized deferred charges associated with the 2018 Term Loan Facility were $8.7 million and nil as of as of June 30, 2018 and December 31, 2017, respectively, and are recorded in long-term debt, net of unamortized deferred charges and unamortized debt discount, less current maturities on the condensed consolidated balance sheets. Deferred charges associated with the 2017 Term Loan Facility that were expensed upon repayment of the 2017 Term Loan Facility were $7.6 million. Unamortized deferred charges associated with the 2016 ABL Facility and the Company’s $300 million asset-based revolving credit facility obtained on February 17, 2017 and as amended on December 22, 2017 (the “2017 ABL Facility”) were $4.5 million and $5.0 million as of June 30, 2018 and December 31, 2017, respectively, and are recorded in other noncurrent assets on the condensed consolidated balance sheets.
Interest expense during the six months ended June 30, 2017 included $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred charges, incurred in connection with the Company’s refinancing of its 2016 ABL Facility and the Company’s early debt extinguishment of its 2016 Term Loan Facility and secured notes due 2019 (the “Senior Secured Notes”) in 2017.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Capital Leases
The Company leases certain machinery, equipment and vehicles under capital leases that expire between 2018 and 2022. Total remaining principal balance outstanding on the Company’s capital leases as of June 30, 2018 and December 31, 2017 was $9.4 million and $7.9 million, respectively. Total interest expense incurred on these capital leases was $0.1 million during the three months ended June 30, 2018 and 2017 and $0.2 million for the six months ended June 30, 2018 and 2017.
Depreciation of assets held under capital leases is included within depreciation expense. See Note (6) Property and Equipment, net for further details.
Future annual capital lease commitments, including the interest component and exclusive of deferred financing costs, as of June 30, 2018 for the next five years are listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$2,251
2019	4,514
2020	1,674
2021	1,452
2022	354
Subtotal	10,245
Less amount representing interest	(817)
$9,428
(8)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment.
During the three months ended June 30, 2018 and 2017, sales to Completion Services customers represented 99% and 100% of the Company’s consolidated revenue, respectively. During the three months ended June 30, 2018 and 2017, sales to Completion Services customers represented 100% of the Company’s consolidated gross profit.
During the six months ended June 30, 2018 and 2017, sales to Completion Services customers represented 99% and 100% of the Company’s consolidated revenue, respectively. During the six months ended June 30, 2018 and 2017, sales to Completion Services customers represented 100% of the Company’s consolidated gross profit.
Oil and natural gas prices are significant drivers behind the pace and location of the Company’s customer activity. The Company actively monitors trends in oil and natural gas prices and focuses on maintaining flexibility. While commodity prices have improved, the Company expects volatility and uncertainty to remain in place throughout 2018, driven by economic activity, geopolitical factors and regional dynamics throughout the U.S, including pipeline availability within the Permian Basin.
The industry is subject to strains in sand supply, driven by weather-induced rail congestion, combined with mine-related issues due to rail-related output constraints, flooding impacts, delays on local mine start-ups and continued growth in demand. While the industry faced significant strain in sand supply throughout the first quarter of 2018 and into the beginning of the second quarter of 2018, these transitory issues were largely resolved by the second quarter of 2018.
For the three months ended June 30, 2018, revenue from the Company’s top four customers individually represented 17%, 14%, 12% and 11% of the Company’s consolidated revenue, respectively. For the three months ended June 30, 2017, revenue from the Company’s top four customers individually represented 12%, 12%, 10% and 10% of the Company’s consolidated revenue, respectively.
For the six months ended June 30, 2018, revenue from the Company’s top four customers individually represented 16%, 12%, 11% and 11% of the Company’s consolidated revenue, respectively. For the six months ended June 30, 2017, revenue from the Company’s top four customers individually represented 12%, 10%, 10% and 10% of the Company’s consolidated revenue.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Revenue is earned from each of these customers within the Completion Services segment.
For the three and six months ended June 30, 2018, two suppliers represented approximately 5% to 10% of the Company’s overall purchases, and for the three and six months ended June 30, 2017, one supplier represented approximately 5% to 10% of the Company’s overall purchases. The costs for each of these suppliers were incurred within the Completion Services segment.
(9) Derivatives
The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On May 25, 2018, the Company entered into the 2018 Term Loan Facility, which has an initial aggregate principal amount of $350 million, and repaid its pre-existing 2017 Term Loan Facility. The 2018 Term Loan Facility has a variable interest rate based on LIBOR, subject to a 1.0% floor. As a result of this transaction, the Company desired to hedge additional notional amounts to continue to hedge approximately 50% of its expected LIBOR exposure and to extend the terms of its swaps to align with the 2018 Term Loan Facility.
On June 22, 2018, the Company unwound its existing interest rate swaps and received $3.2 million in proceeds. The Company used the $3.2 million of proceeds to execute a new off-market interest rate swap. Under the terms of the new interest rate swap, the Company receives 1-month LIBOR, subject to a 1% floor, and makes payments based on a fixed rate of 2.625%. The new interest rate swap is effective through March 31, 2025 and has a notional amount of $175.0 million. The new interest rate swap was designated in a new cash flow hedge relationship.
The Company discontinued hedge accounting on the pre-existing interest rate swaps upon termination. At the time hedge accounting was discontinued, the exiting interest rate swaps had $3.5 million of deferred gains in accumulated other comprehensive income. This amount was not reclassified from accumulated other comprehensive income into earnings, as it remained probable that the originally forecasted transaction will occur.
The following table presents the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of June 30, 2018:
Other noncurrent asset	$2,918	$—	$2,918	$—	$2,918
Other current liability	(414)	—	(414)	—	(414)
As of December 31, 2017:
Other noncurrent asset	$324	$—	$324	$—	$324
Other current liability	(254)	—	(254)	—	(254)

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Location
Amount of gain recognized in other comprehensive income on derivative	$99	$—	$2,310	$11	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”) into earnings	239	—	310	(73)	Interest Expense
Amount of loss reclassified from AOCI into earnings as a result of originally forecasted transaction becoming probable of not occurring	—	—	—	(100)	Interest Expense
The gain recognized in other comprehensive income for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at June 30, 2018, $0.9 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under ASC 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Three months ended June 30,		Six Months Ended June 30,
Description	Location	2018	2017	2018	2017
Loss on interest contracts	Interest expense	$—	$(235)	$—	$(338)
See Note (10) Fair Value Measurements and Financial Information for further information related to the Company’s derivative instruments.

(10) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt, capital lease obligations and contingent liabilities. As of June 30, 2018 and December 31, 2017, the carrying values of the Company’s financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
At June 30, 2018 and December 31, 2017, the financial instruments measured by the Company at fair value on a recurring basis were its interest rate derivatives.
The fair market value of the derivative financial instruments reflected on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 (in thousands of dollars):

		Fair value measurements at reporting date using
	June 30, 2018	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$2,918	$—	$2,918	$—
Liabilities:
Interest rate derivatives	(414)	—	(414)	—

		Fair value measurements at reporting date using
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$70	$—	$70	$—
Liabilities:
Aggregate CVR Payment	(6,665)	—	(6,665)	—
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
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flow models are deemed to use Level 3 inputs.
During the six months ended June 30, 2018 and 2017, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $109.5 million and $96.1 million as of June 30, 2018 and December 31, 2017, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
The credit risk from the derivative contract derives from the potential failure of the counterparty to perform under the terms of the derivative contracts. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties, whose Standard & Poor’s credit rating is higher than BBB. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.
The majority of the Company’s trade receivables have payment terms of 30 days or less. As of June 30, 2018, trade receivables from the Company’s top three customers individually represented 16%, 13%, and 13% of total accounts receivable. As of December 31, 2017, trade receivables from the Company’s top customer represented 17% of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has not had to write-off any bad debts for its customers during the six months ended June 30, 2018 or in 2017 and has a process in place to collect all receivables within 30 to 60 days of aging.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(11) Stock-Based Compensation
As of June 30, 2018, the Company has four types of stock-based compensation under the Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors, (iii) restricted stock units and (iv) non-qualified stock options. RSUs and non-qualified stock options are issued to executive officers and other key management personnel. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Equity and Incentive Award Plan.
The following table summarizes stock-based compensation costs for the three and six months ended June 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Deferred stock awards	$1,070	$1,070	2,140	2,140
Restricted stock awards	90	72	180	140
Restricted stock units	2,240	1,452	3,756	1,452
Non-qualified stock options	630	339	1,037	339
Equity-based compensation cost	$4,030	$2,933	$7,113	$4,071

(a) Deferred stock awards
Upon consummation of the IPO, the executive officers of the Company identified in the table below became eligible for retention payments, the first on January 1, 2018 and the second on January 1, 2019, in the bonus amounts set forth in the table below. On March 16, 2017, the compensation committee of the board of directors of the Company (the “Board of Directors”) approved, and each executive officer agreed, that in lieu of the executive officer’s cash retention payments, the executive officer was granted a deferred stock award under the Equity and Incentive Award Plan. Each executive officer’s deferred stock award provides that, subject to the executive officer remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his employment agreement with the Company, the executive officer will be entitled to receive payment of a stock bonus equal to the variable number of shares of the Company’s common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

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
The first stock bonuses vested on January 1, 2018 and were settled for 177,872 shares, net of withholdings, based on the February 15, 2018 close price of 14.98. The second stock bonus will vest on January 1, 2019 and will be settled on February 15, 2019. For the three months ended June 30, 2018 and 2017, the Company recognized $1.1 million of non-cash stock compensation expense. For the six months ended June 30, 2018 and 2017, the Company recognized $2.1 million of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2018, total unamortized compensation cost related to unvested deferred stock awards was $2.1 million, which the Company expects to recognize over the remaining weighted-average period of 0.5 years.
(b) Restricted stock awards
For the three months ended June 30, 2018 and 2017, the Company recognized $0.1 million of non-cash stock compensation expense. For the six months ended June 30, 2018 and 2017, the Company recognized $0.2 million and $0.1 million, respectively, of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

unaudited condensed consolidated and statements of operations and comprehensive income (loss). As of June 30, 2018, total unamortized compensation cost related to unvested restricted stock awards was $0.5 million, which the Company expects to recognize over the remaining weighted-average period of 1.46 years.
Rollforward of restricted stock awards as of June 30, 2018 is as follows:

	Number of Restricted Stock Awards	Weighted average grant date fair value
Total non-vested at December 31, 2017	95,335	$20.51
Shares issued	—	—
Shares vested	(6,315)	14.49
Shares forfeited	—	—
Non-vested balance at June 30, 2018	89,020	$20.93

(c) Restricted stock units
During the six months ended June 30, 2018, certain executive officers and key personnel received, in total, 962,748 RSUs under the Equity and Incentive Award Plan. These RSUs vest ratably over a three-year service condition with 33.33% vesting on each anniversary of the date of grant, provided that the participant does not incur a termination before the applicable vesting date.
The Company recognized these RSUs at fair value based on the closing price of the Company’s common stock on the date of grant. The compensation expense associated with these RSUs will be amortized into earnings on a straight-line basis over the vesting period. For the three months ended June 30, 2018 and 2017, the Company recognized $2.2 million and $1.5 million of non-cash stock compensation expense, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $3.8 million and $1.5 million, respectively, of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2018, total unamortized compensation cost related to unvested restricted stock units was $20.8 million, which the Company expects to recognize over the remaining weighted-average period of 2.30 years.
Rollforward of restricted stock units as of June 30, 2018 is as follows:

	Number of Restricted Stock Units	Weighted average grant date fair value
Total non-vested at December 31, 2017	1,099,620	$14.62
Units issued	962,748	15.50
Units vested	(334,489)	14.49
Actual units forfeited	(113,197)	15.15
Non-vested balance at June 30, 2018	1,614,682	$15.14

(d) Non-qualified stock options
During the six months ended June 30, 2018, certain executive officers and key management personnel received, in total, 540,680 of non-qualified stock options under the Equity and Incentive Award Plan. These stock options vest ratably over a three-year service condition with 33.33% vesting on each anniversary of the date of grant, provided that the participant does not incur a termination before the applicable vesting date. As the stock options vest, the award recipients can thereafter exercise their stock options up to the expiration date of the options, which is the date of the six-year anniversary of the grant date.

The Company recognized these stock options at fair value determined by applying the Black-Scholes model to the grant date market value of the underlying common shares of the Company. The compensation expense associated with these stock options will be amortized into earnings on a straight-line basis over the vesting period. For the three months ended June 30, 2018 and 2017, the company recognized $0.6 million and $0.3 million, respectively, of non-cash compensation expense into earnings. For the six months ended June 30, 2018 and 2017, the Company recognized $1.0 million and $0.3 million, respectively, of non-cash compensation

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2018, total unamortized compensation cost related to unvested stock options was $5.5 million, which the Company expects to recognize over the remaining weighted-average period of 2.30 years.
Rollforward of stock options as of June 30, 2018 is as follows:

	Number of Stock Options	Weighted average grant date fair value
Total outstanding at December 31, 2017	589,977	$6.16
Options granted	540,680	7.41
Options exercised	—	—
Actual options forfeited	—	—
Options expired	—	—
Total outstanding at June 30, 2018	1,130,657	$6.76

There were 196,657 stock options vested and exercisable at June 30, 2018.
Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

	2018 Options Granted	2017 Options Granted
Valuation assumptions:
Expected dividend yield	0%	0%
Expected equity volatility	46.3%	51.5%
Expected term (years)	6	6
Risk-free interest rate	2.7%	1.6%
Weighted average:
Exercise price per stock option	$15.58	$19.00
Market price per share	$15.58	$14.49
Fair value per stock option	$7.41	$6.16

(12) Stockholders’ Equity
(a) Vesting of Stock Awards
During the six months ended June 30, 2018, 421,429 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of certain RSUs and deferred stock awards. Shares withheld during the period were immediately retired by the Company.
(b) Secondary Offering
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase, Keane Investor controlled 51.9% of the Company’s outstanding common stock as of June 30, 2018.
(c) Stock Repurchase
During the three months ended June 30, 2018, the Company completed $40.1 million of total share repurchases of its common stock at an average price of $15.24 per share, representing a total of 2,634,092 common shares of the Company. Of the total

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

amount of shares repurchased, 1,248,440 shares were repurchased from White Deer Energy (as defined herein). For further details of this related-party transaction with White Deer Energy, see Note (18) Related Party Transactions.
(13) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the condensed consolidated balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2017	$(2,507)	$779	$(1,728)
Other comprehensive income (loss), before tax	(66)	2,000	1,934
Income tax expense(1)	—	—	—
June 30, 2018	$(2,573)	$2,779	$206

(1)	The deferred tax liability created by other comprehensive income was netted against the Company’s deferred tax asset, which was offset by a valuation allowance.

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2018 and 2017 and (in thousands of dollars):

					Affected line item in the unaudited condensed consolidated statements of operations and comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest rate derivatives, hedging	$239	$—	$310	$(173)	Interest expense
Foreign currency items	—	—	—	—	Other income
Total reclassifications	$239	$—	$310	$(173)

(14) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income or (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Company’s Equity and Incentive Award Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or (loss) per share as their impact would be anti-dilutive.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$30,667	$(11,898)	$22,424	$(84,153)

Denominator:
Basic weighted-average common shares outstanding(1)	111,319	103,013	111,663	100,932
Dilutive effect of restricted stock awards granted to Board of Directors	58	67	57	62
Dilutive effect of RSUs granted under stock incentive plans	166	59	159	82
Diluted weighted-average common shares outstanding(2)	111,543	103,139	111,879	101,076

(1)
The basic weighted-average common shares outstanding have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the Company’s Existing Owners’ membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the three and six months ended June 30, 2017, the calculation of diluted net loss per share on the unaudited condensed consolidated statements of operations and comprehensive income (loss) gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(15) Operating Leases
The Company has certain operating leases related to its real estate, rail cars and light duty vehicles. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. There are no significant restrictions imposed on the Company by the leasing agreements with regard to asset dispositions or borrowing ability. Some lease arrangements include renewal and purchase options or escalation clauses. In addition, certain lease contracts include rent holidays, rent concessions and leasehold improvement incentives. Leasehold improvements made at the inception of a lease or during the lease term are amortized over the remaining period of 3 months to 4.5 years.
Rental expense associated with the Company’s operating leases was $3.0 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. Rental expense associated with the Company’s operating leases was $6.1 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively.
Sublease proceeds were nil and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Sublease proceeds were nil and $0.2 million for the six months ended June 30, 2018 and 2017, respectively, all of which related to the subleased properties of the Company’s Canadian operations. These sublease proceeds were recorded as a reduction of the Company’s Canadian operations’ exit costs liability.
Additionally, the Company has sale-leasebacks that expire in 2020. Future minimum lease payments include $2.8 million related to the sale-leasebacks.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Minimum lease commitments remaining under operating leases for the next five years are $40.6 million as listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$8,252
2019	14,948
2020	8,946
2021	4,640
2022	3,790
Total	$40,576

(16) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. As a result of the IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of Keane Group, Inc. from January 1, 2018 through June 30, 2018 in the unaudited condensed consolidated financial statements.
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
Included in the Company’s recording of its initial deferred taxes upon contribution to Keane Group, Inc. are deferred tax liabilities related to certain indefinite-lived intangible assets. The deferred tax liability related to these indefinite-lived intangible assets will only reverse at the time of ultimate sale or impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite-lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” The Company recognized a deferred tax liability of $1.9 million associated with this naked credit upon the IPO. This is presented within other noncurrent liabilities in the condensed consolidated balance sheets. This amount will increase as additional tax amortization is recognized, but will only decrease if the indefinite-lived intangibles are sold or impaired. Total deferred tax liability as of June 30, 2018 was $1.5 million, which was comprised of the naked credit and state tax deferred liabilities.
The Company’s effective tax rate on continuing operations for the six months ended June 30, 2018 was 5.94%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, change in valuation allowance and discrete tax effects related to secondary transaction costs and stock-based compensation benefits.
  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2018, the Company did not have any accrued liabilities for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
As a result of market conditions and their corresponding impact on the Company’s business outlook, management determined that a valuation allowance was appropriate, as it is not more likely than not that the Company will not utilize its net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on the Company’s indefinite-lived intangible assets, state tax deferred liabilities, and secondary transaction costs and stock-based compensation benefits, which are treated discretely from the annualized effective tax rate for 2018.
On December 22, 2017, new tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act was signed into law. The Company evaluated the provisions of the Tax Cuts and Jobs Act and determined only the reduced corporate tax rate from 35% to

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

21% would have an impact on its consolidated financial statements as of December 31, 2017. Accordingly, the Company recorded a provision to income taxes for its assessment of the tax impact of the Tax Cuts and Jobs Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Cuts and Job Act are not expected to have an adverse impact on the Company’s consolidated financial statements. Management will continue to analyze the impacts of the Tax Cuts and Jobs Act on the Company and refine its estimates during 2018.
(17) Commitments and Contingencies
As of June 30, 2018 and December 31, 2017, the Company had $9.0 million and $19.8 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $35.0 million and $82.5 million, as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, the Company had committed $0.7 million and nil, respectively, to research and development with its equity-method investee, that is expected to generate economic benefits in 2019. As of June 30, 2018, future commitments associated with this research and development activity is anticipated to be approximately $3.7 million.
As of June 30, 2018 and December 31, 2017, the Company had issued letters of credit of $2.5 million and $2.0 million under the 2017 ABL Facility which secured performance obligations related to the Company’s capital lease with CIT Finance LLC and its general liability insurance.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of June 30, 2018 are listed below:

(Thousands of Dollars)
2018	$26,146
2019	44,511
2020	29,012
2021	10,083
2022	—
$109,752

Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. In accordance with GAAP, the Company accrues for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on the Company’s best estimate of the expected liability. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome and based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its financial position or results of operations.
The Company has been served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) and state laws. On December 27, 2016, two former employees filed a complaint for a proposed collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the FLSA and Pennsylvania law. In the first quarter of 2018, the parties agreed to settle the claims for $4.2 million. The Company has recognized a liability for the full settlement, which is recorded in accrued expenses on the condensed consolidated balance sheet as of June 30, 2018.

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
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of the Company’s business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac TX, LLC’s direct payment sales tax for the period from January 2014 through May 2017. The audit commenced in March 2018. The Company is currently unable to estimate the range of loss, if any, that may result from this matter.

(18) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.2 million during the three and six months ended June 30, 2018 and $0.1 million during the three and six months ended June 30, 2017.
In connection with the Company’s reorganization, the Company engaged in transactions with affiliates. See Note (1) Basis of Presentation and Nature of Operations and Note (12) Stockholders’ Equity for a description of these transactions.
In connection with the Company’s research and development initiatives, the Company has engaged in transactions with its equity-method investee. See Note (17) Commitments and Contingencies for a description of these commitments. As of June 30, 2018, the Company has purchased $1.2 million of shares in its equity-method investee.
In connection with the Company’s acquisition of RockPile, the Company agreed to pay contingent consideration, which was settled in early April 2018. See Note (3) Acquisitions for further detail.
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor controlled 50.9% of the Company’s outstanding common stock. Upon completion of the offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase (as discussed herein), Keane Investor controls 51.9% of the Company’s outstanding common stock as of June 30, 2018. During the six months ended June 30, 2018, the Company incurred $13.0 million of transaction costs on behalf of the selling stockholder, which were included under selling, general and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive loss. Transaction costs consist of the underwriters’ fees, other offering fees and expenses for professional services rendered specifically in connection with the offering.
On May 29, 2018, the Company repurchased 1,248,440 shares of its common stock from WDE RockPile Aggregate, LLC (“White Deer Energy”) for $16.02 per share or $20.0 million. At the time of the RockPile acquisition, the shares of the Company’s common stock that White Deer Energy acquired was valued at $15.00 per share. The Company recognized the entire transaction as treasury stock that was subsequently retired, whereby the RockPile acquisition value of the shares of $18.7 million was recorded against paid-in capital in excess of par value and the remaining $1.3 million was recorded against retained earnings on the unaudited condensed consolidated balance sheet.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

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

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operations by business segment
Revenue:
Completion Services	$569,929	$323,136	$1,077,380	$563,289
Other Services	8,604	—	14,169	—
Total revenue	$578,533	$323,136	$1,091,549	$563,289
Gross profit:
Completion Services	$131,245	$44,752	$241,632	$60,913
Other Services	(397)	—	(1,176)	—
Total gross profit	$130,848	$44,752	$240,456	$60,913
Operating income (loss):
Completion Services	$75,694	$15,770	$129,959	$7,445
Other Services	(1,716)	(1,247)	(3,893)	(2,949)
Corporate and Other	(29,946)	(24,842)	(67,130)	(46,579)
Total operating income (loss)	$44,032	$(10,319)	$58,936	$(42,083)
Depreciation and amortization:
Completion Services	$54,618	$28,534	$109,798	$55,132
Other Services	1,319	1,254	2,717	2,737
Corporate and Other	3,467	2,951	6,940	5,243
Total depreciation and amortization	$59,404	$32,739	$119,455	$63,112
(Gain) loss on disposal of assets
Completion Services	$933	$448	$1,875	$(1,664)
Other Services	—	(7)	—	212
Corporate and Other	2,354	(443)	2,181	1,014
Total (gain) loss on disposal of assets	$3,287	$(2)	$4,056	$(438)
Exit Costs:
Corporate and Other	$(171)	$(9)	$(153)	$347
Total exit costs	$(171)	$(9)	$(153)	$347
Income tax provision:
Corporate and Other	$936	$(931)	$(2,232)	$(1,065)
Total income tax:	$936	$(931)	$(2,232)	$(1,065)
Net income (loss):
Completion Services	$75,694	$15,770	$129,959	$7,445

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Other Services	(1,716)	(1,247)	(3,893)	(2,949)
Corporate and Other	(43,311)	(26,421)	(103,642)	(88,649)
Total net income (loss)	$30,667	$(11,898)	$22,424	$(84,153)
Capital expenditures(1):
Completion Services	$95,865	$30,678	$143,761	$52,620
Other Services	1,497	1,718	1,544	1,718
Corporate and Other	569	98	886	392
Total capital expenditures	$97,931	$32,494	$146,191	$54,730

(1)	Excludes expenditures for leasehold improvements.

	(Thousands of Dollars)
	June 30, 2018	December 31, 2017
Total assets by segment:
Completion Services	$910,955	$863,419
Other Services	16,598	21,877
Corporate and Other	171,452	157,820
Total assets	$1,099,005	$1,043,116

Total assets by geography:
United States	$1,097,580	$1,041,596
Canada	1,425	1,520
Total assets	$1,099,005	$1,043,116

Goodwill by segment:
Completion Services	$132,524	$134,967
Total goodwill	$132,524	$134,967

(20) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry-specific guidance. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures are required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s current revenue recognition processes or the Company’s unaudited condensed consolidated financial statements and did not require any retrospective adjustments to the unaudited condensed consolidated financial statements.
During 2016, FASB issued ASU 2016-08, “Principal versus Agent,” ASU 2016-10, “Licenses of Intellectual Property (IP) and Identification of Performance Obligations” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients”. During

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

2017, FASB issued ASC 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. All these ASUs are designed to address various issues raised by the constituents to the Transition Resource Group and help minimize diversity in practice in applying ASU 2014-09. The Company adopted these standards concurrently with the adoption of ASU 2014-09 as of January 1, 2018. The adoption of these standards did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Asset Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities must adopt the standard using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustments will include recognition of the income tax consequences of intra-entity transfers of assets, other than inventory, that occur before the adoption date. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements, as the Company has minimal intra-entity transfers of qualifying assets.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee share-based payment accounting” to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2018. The Company early adopted this standard effective June 20, 2018. The adoption of this standard did not have an impact on the Company’s unaudited condensed consolidated financial statements, as the Company has only issued shares to employees or nonemployee directors and has previously recognized its nonemployee directors share-based payments in line with its recognition of share-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. ASU 2016-13 is effective for annual periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows companies to reclassify from accumulated other comprehensive income (loss) to retained earnings, any stranded tax effects resulting from complying with the Tax Cuts and Jobs Act legislation passed in December 2017. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and the Company will implement the provisions of this ASU effective January 1, 2019. The Company does not expect the adoption of this standard to impact its consolidated financial statements, as due to the Company’s valuation allowance, there is no net tax effect stranded within accumulated other comprehensive income (loss).

(21) Subsequent Events
(a) Business Interruption Incident
On July 1, 2018, one of the Company’s hydraulic frac fleet operating in the Permian Basin was involved in a fire, which resulted in damage to a portion of the fleet. The Company expects to receive insurance proceeds at replacement cost in connection with this fire. While the Company is still in the evaluation process, it does not expect this business interruption incident to have a material adverse impact on its consolidated financial statements.
(b) Asset Acquisition from Refinery Specialties, Incorporated
On July 24, 2018, the Company executed a purchase agreement with Refinery Specialties, Incorporated to acquire approximately 90,000 hydraulic horsepower and related support equipment for approximately $34.6 million, along with $0.8 million for deposit reimbursement related to future equipment deliveries, which the Company expects will be partially funded by any insurance proceeds the Company will receive in connection with a fire that resulted in damage to a portion of one of the Company’s fleet. The Company also assumed operating leases for light duty vehicles.
The Company is currently evaluating the acquisition as an asset acquisition pursuant to ASU 2017-01. The Company will complete its evaluation, record the purchase price for the acquired assets and assumed liabilities, if any, and disclose the details in its Quarterly Report on Form 10-Q for the third quarter ending September 30, 2018.
(c) Stock Repurchase Program
On July 26, 2018, the Company's Board of Directors authorized an increase in the amount authorized under the repurchase program. As of July 26, 2018, the amount available for repurchases under the repurchase program was $100 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Keane Group, Inc.’s (the “Company”, “Keane”, “KGI” or “our”) financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” in this Quarterly Report on Form 10-Q, as well as our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
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
Acquisition of Hydraulic Fracturing Equipment
On July 24, 2018, we acquired approximately 90,000 hydraulic horsepower and related support equipment from Refinery Specialties, Incorporated for approximately $34.6 million, along with $0.8 million for deposit reimbursement related to future equipment deliveries. The acquired horsepower will be used to replace equipment damaged as part of a recent fire, with the remainder to be integrated into our fleet, including the addition of one new hydraulic fracturing fleet in the future. The equipment impacted during the fire was insured at replacement cost, and we expect to recover proceeds in the third quarter of 2018.
Financial results
Revenue during the three months ended June 30, 2018 totaled $578.5 million, an increase of 79% compared to revenue during the three months ended June 30, 2017 of $323.1 million. Revenue growth in the three months ended June 30, 2018 was driven by our fully utilized 26.3 hydraulic fracturing fleets, including the added horsepower associated with the acquisition of RockPile Energy Services, LLC and its subsidiaries (“RockPile”) in July 2017, and execution of our strategy of aligning with high quality and efficient customers under dedicated agreements with periodic price re-openers. On an average basis, we operated 26.3 fleets during the three months ended June 30, 2018, compared to 18.3 fleets during the three months ended June 30, 2017. The revenue growth drivers discussed above combined with improvements in operating efficiency, had a favorable impact on operating margins, which is calculated by dividing operating income (loss) by revenue. This was partially offset by continued input cost inflation for our underlying commodity costs, particularly fuel, as well as labor and sand trucking, which continue to face supply constraints across all markets. Consistent with our efforts to maintain and grow the supply of key commodities and skilled workforce, as influenced by market capacity, we continued to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent. We reported operating income of $44.0 million during the three months ended June 30, 2018, as compared to an operating loss of $10.3 million during the three months ended June 30, 2017.

We reported net income of $30.7 million, or $0.28 per basic and $0.27 per diluted share, during the three months ended June 30, 2018, compared to net loss of $11.9 million, or $0.12 per basic and diluted share, during the three months ended June 30, 2017. Net income during the three months ended June 30, 2018 includes approximately $7.9 million of management adjustments to arrive at Adjusted EBITDA (as defined herein) for the three months ended June 30, 2018, driven by $4.0 million of non-cash stock compensation expense, $2.7 million markdown to fair value of our idle real estate pending for sale in Mathis, Texas and $0.9 million in refinancing costs. Excluding the adjustments discussed above, net income during the three months ended June 30, 2018 was $38.6 million or $0.34 per basic and diluted share.
Business outlook
Throughout 2017 and thus far into 2018, our industry has generally experienced an increase in the number of drilling rigs operating and drilling activity. That increase, combined with the completion of previously drilled wells, has led to significant growth in the demand for U.S. completion services. We continue to expect further increases in the demand for completion services, driven by robust drilling and completion activity across the U.S.
We believe the availability and supply of completions services continues to be impacted by higher completions intensity, resulting in increases in the amount of equipment that must be utilized per fleet and acceleration of maintenance cycles, both of which have a tightening effect on available supply. Additionally, equipment age and condition are leading to performance challenges on a sizable portion of active fleets across the industry. As a result, we believe that a significant portion of announced newbuild horsepower will be used for replacement. Furthermore, we expect further consolidation in the industry, given the fragmented nature of the completions services industry, combined with varying levels of asset readiness and capital availability.
Beginning in the second quarter of 2018, concerns began to emerge across the industry regarding a potential temporary shortage of takeaway capacity in the Permian Basin. We believe any potential impact to the industry will be transitory, as additional pipeline capacity is under development and expected to come online throughout 2019 and 2020. Further, we believe any takeaway shortages could be offset by alternative methods of transportation and a reallocation of activity to other basins.
Oil and natural gas prices are significant drivers behind the pace and location of our customer activity. We actively monitor trends in oil and natural gas prices and focus on maintaining flexibility. While commodity prices have improved, we expect volatility and uncertainty to remain in place throughout the year, driven by economic activity, geopolitical factors, regional dynamics throughout the U.S., including temporary impacts related to potential pipeline takeaway capacity constraints in the Permian Basin, and customer budget limits. We believe these same factors could be supportive for the completions services industry and the commodity price environment, including a build in the number of drilled but uncompleted wells.
We believe our strategy of partnering with top-tier customers under dedicated agreements, combined with supportive, long-term completions services supply and demand, should support an environment for attractive cash generation on our fleets for the remainder of the year
Financial markets, liquidity, and capital resources
At June 30, 2018, we had a cash balance of approximately $109.5 million. We also had $214.5 million available under our asset-based revolving credit facility as of June 30, 2018, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including capital expenditures and working capital investments.
On May 25, 2018, the Company entered into the 2018 Term Loan Facility (as defined herein), which has an initial aggregate principal amount of $350.0 million, and repaid its pre-existing term loan facility (the “2017 Term Loan Facility”). The 2018 Term Loan Facility has a variable interest rate based on the London Interbank Offer Rate (“LIBOR”), subject to a 1.0% floor. As a result of entering into the 2018 Term Loan Facility, at favorable rates with an extended maturity profile, we expect average annualized interest savings of $4.0 million.
During the six months ended June 30, 2018, we filed a Registration Statement on Form S-1 (File No. 333-222500) that was declared effective on January 17, 2018 by the Securities and Exchange Commission for an offering of shares of our common stock on behalf of Keane Investor Holdings LLC (“Keane Investor” or the “selling stockholder”). 15,320,015 shares were registered and sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. We did not sell any common stock in, and did not receive any of the proceeds from, the secondary offering. Following completion of the secondary offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase (as discussed herein), at June 30, 2018, Keane Investor owns approximately 51.9% of the Company’s outstanding common stock.

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
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the U.S. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for 61% of total active rigs in the U.S. during 2018 through 2022 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with a 224% increase in rig count from their combined May 2016 low of 170 to 550 as of June 30, 2018.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Henry Hub natural gas:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2018	2017	2018	2017	2017
Oil price - WTI(1)	68.03	48.24	$65.46	$50.00	$50.88
Natural gas price - Henry Hub(2)	2.86	3.08	2.97	3.04	2.99
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Product Type	2018	2017	2018	2017	2017
Oil	843	718	812	656	703
Natural Gas	195	177	190	162	172
Other	1	—	1	1	1
Total	1,039	895	1,003	819	876

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
Drilling Type	2018	2017	2018	2017	2017
Horizontal	914	751	874	681	736
Vertical	58	77	61	73	70
Directional	67	67	68	65	70
Total	1,039	895	1,003	819	876

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
Following a trough in early 2016, oil prices and natural gas prices have recovered to $74.13 and $2.96, respectively, or approximately 183% and 99%, respectively, as of June 29, 2018, from their lows in early 2016 of $26.19 and $1.49, respectively. The US Energy Information Administration (the “EIA”) projects WTI spot prices to average $67.0 in the second half of 2018 and $62.0 in 2019. The EIA expects Henry Hub natural gas prices to average $2.99 and $3.04 in 2018 and 2019, respectively.
With the rebound in commodity prices from their lows in early 2016, drilling and completion activity has continued to increase in 2018, with U.S. active rig count at the end of June 2018 more than 150% above the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near term, and market volatility has continued to persist. Despite this market volatility, we continue to experience increased demand for our services, as we partner with companies with longer-term drilling programs.
The EIA projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. Global liquids demand is expected to average 10.8 million barrels per day in 2018 and increase by 1.0 million barrels in 2019. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) expectations of continued growth in the U.S. gross domestic product; (ii) an increased likelihood that regulatory and legislative initiatives regarding domestic carbon emissions policy will drive greater demand for cleaner burning fuels such as natural gas; (iii) increased acceptance of natural gas as a clean and abundant domestic fuel source that can lead to greater energy independence of the U.S. by reducing its dependence on imported petroleum; (iv) the emergence of low-cost natural gas shale developments; and (v) continued growth in electricity generation from intermittent renewable energy sources, primarily wind and solar energy, for which natural-gas-fired generation is a logical back-up power supply source. Natural gas demand in North America is expected to average 81.3 billion cubic feet per day in 2018 and increase by 3.1 billion cubic feet per day in 2019.
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

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017
Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

	Three Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2018	2017	2018	2017	$	%
Completion Services	$569,929	$323,136	99%	100%	$246,793	76%
Other Services	8,604	—	1%	0%	8,604	0%
Revenue	578,533	323,136	100%	100%	255,397	79%
Completion Services	438,684	278,384	76%	86%	160,300	58%
Other Services	9,001	—	2%	0%	9,001	0%
Costs of services (excluding depreciation and amortization, shown separately)	447,685	278,384	77%	86%	169,301	61%
Completion Services	131,245	44,752	23%	14%	86,493	193%
Other Services	(397)	—	0%	0%	(397)	0%
Gross profit	130,848	44,752	23%	14%	86,096	192%
Depreciation and amortization	59,404	32,739	10%	10%	26,665	81%
Selling, general and administrative expenses	24,125	22,334	4%	7%	1,791	8%
(Gain) loss on disposal of assets	3,287	(2)	1%	0%	3,289	(164,450%)
Operating income (loss)	44,032	(10,319)	8%	(3%)	54,351	(527%)
Other income	16	3,701	0%	1%	(3,685)	(100%)
Interest expense	(14,317)	(4,349)	(2%)	(1%)	(9,968)	229%
Total other expenses	(14,301)	(648)	(2%)	0%	(13,653)	2,107%
Income tax benefit (expense)	936	(931)	0%	0%	1,867	(201%)
Net income (loss)	$30,667	$(11,898)	5%	(4%)	$42,565	(358%)

Revenue:     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue during the three months ended June 30, 2018 increased by $255.4 million, or 79%, to $578.5 million from $323.1 million during the three months ended June 30, 2017. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $246.8 million, or 76%, to $569.9 million during the three months ended June 30, 2018 from $323.1 million during the three months ended June 30, 2017. This change was primarily attributable to a 44% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of RockPile, as well as increased stage count and efficiency. In addition, annualized revenue per fleet deployed increased 23%, as a result of client mix, well design mix, pricing increases and improvements in efficiencies.
Other Services:     Other Services segment revenue was $8.6 million during the three months ended June 30, 2018. There was no revenue from Other Services during the three months ended June 30, 2017. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile and the ramp-up of idle cement assets acquired during the acquisition of a majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the "Acquired Trican Operations"). Revenue during the three months ended June 30, 2018 was earned in our cementing division. For the remainder of 2018, we anticipate that our revenues for Other Services will continue to be from our cementing services, as we divested our workover and coiled tubing assets during the third and fourth quarters of 2017.
Cost of services:     Cost of services during the three months ended June 30, 2018 decreased as a percentage of revenue to 77% from 86% during the three months ended June 30, 2017. This decrease as a percentage of revenue was driven by operational efficiency, high utilization and management of cost inflation from our key input costs, such as labor, fuel, chemicals, sand and sand trucking. Total cost of services during the three months ended June 30, 2018 increased by $169.3 million, or 61%, to $447.7 million from $278.4 million during the three months ended June 30, 2017, driven by (i) full utilization, (ii) price inflation in our key input costs, (iii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, such as zipper designs, (iv) an increase in fleets working 24-hour operations and (v) increased activities in our cementing business. During the three months ended June 30, 2017, we had management adjustments of $3.1 million in commissioning costs for our idle fleets.
Cost of services, as a percentage of total revenue is presented below:

Description	2018	2017	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	77%	86%	(9)%
Other Services	105%	—%	105%
Total cost of services as a percentage of total revenue	77%	86%	(9)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     As a percentage of segment revenue, total cost of services was 77% and 86%, during the three months ended June 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 9%. This decrease was driven by operational efficiency and management of cost inflation from our key input costs, such as fuel, chemicals, sand and sand trucking. During the three months ended June 30, 2017, we had management adjustments related to $3.1 million of commissioning costs for our idle fleets. Excluding the above-mentioned management adjustments, Completion Services segment cost of services was $275.3 million during the three months ended June 30, 2017.
Other Services:     Other Services segment cost of services was $9.0 million during the three months ended June 30, 2018, driven by our cementing services. We did not have any activities, and thus any cost of services, during the three months ended June 30, 2017.
Depreciation and amortization:     Depreciation and amortization expense as a percentage of revenues was 10% during the three months ended June 30, 2018 and 2017. However, total depreciation expense increased by $26.7 million, or 81%, to $59.4 million during the three months ended June 30, 2018 from $32.7 million during the three months ended June 30, 2017. This change was primarily attributable to changes in estimated useful lives of certain assets and the acquisition of the RockPile assets.
Selling, general and administrative expense:     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by 8% to $24.1 million during the three months ended June 30, 2018 from $22.3 million during the three months ended June 30, 2017. Total management adjustments were $5.0 million during the three months ended June 30, 2018, driven primarily by $4.0 million of non-cash compensation expense for the restricted stock units and stock options and $0.9 million in refinancing costs. Management adjustments were $10.4 million during the three months ended June 30, 2017, driven by $5.0 million in litigation matters, $2.9 million in non-cash compensation expense of our stock-based awards, $2.4 million of transaction costs related to the acquisition of RockPile. Excluding these management adjustments, SG&A expense as a percentage of revenue was 3% and 4% during the three months ended June 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 1%.
Gain on disposal of assets:     Gain on disposal of assets in 2018 decreased by $3.3 million to a loss of $3.3 million during the three months ended June 30, 2018 from a negligible gain during the three months ended June 30, 2017. This change was primarily attributable to the markdown to fair value of our idle real estate pending for sale in Mathis, Texas, upon classification as held for sale and disposals of hydraulic fracturing pump components during the three months ended June 30, 2018.
Other income (expense), net.     Other income (expense), net, in 2018 decreased by $3.7 million to income of 0.02 million during the three months ended June 30, 2018 from income of $3.7 million during the three months ended June 30, 2017. This change is primarily due to the $3.6 million gain recognized during the three months ended June 30, 2017 on the indemnification settlement with Trican.

Interest expense, net.     Interest expense, net of interest income, increased by $10.0 million, or 229%, to $14.3 million during the three months ended June 30, 2018 from $4.3 million during the three months ended June 30, 2017. This change was primarily attributable to write-offs of deferred financing costs of $7.6 million, in connection with the debt extinguishment of our pre-existing term loan facility the 2017 Term Loan Facility, and $3.0 million of increased interest expense due to higher term loan facility balances during the three months ended June 30, 2018.
Net income.     Net income was $30.7 million during the three months ended June 30, 2018, as compared with net loss of $11.9 million during the three months ended June 30, 2017. The improvements in our net results during the three months ended June 30, 2018 were due to the changes in revenue and expenses discussed above.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2018	2017	2018	2017	$	%
Completion Services	$1,077,380	$563,289	99%	100%	$514,091	91%
Other Services	14,169	—	1%	0%	14,169	0%
Revenue	1,091,549	563,289	100%	100%	528,260	94%
Completion Services	835,748	502,376	77%	89%	333,372	66%
Other Services	15,345	—	1%	0%	15,345	0%
Costs of services (excluding depreciation and amortization, shown separately)	851,093	502,376	78%	89%	348,717	69%
Completion Services	241,632	60,913	22%	11%	180,719	297%
Other Services	(1,176)	—	0%	0%	(1,176)	0%
Gross profit	240,456	60,913	22%	11%	179,543	295%
Depreciation and amortization	119,455	63,112	11%	11%	56,343	89%
Selling, general and administrative expenses	58,009	40,322	5%	7%	17,687	44%
(Gain) loss on disposal of assets	4,056	(438)	0%	0%	4,494	(1,026%)
Operating income (loss)	58,936	(42,083)	5%	(7%)	101,019	(240%)
Other income (expense), net	(12,973)	3,705	(1%)	1%	(16,678)	(450%)
Interest expense	(21,307)	(44,710)	(2%)	(8%)	23,403	(52%)
Total other expenses	(34,280)	(41,005)	(3%)	(7%)	6,725	(16%)
Income tax expense	(2,232)	(1,065)	0%	0%	(1,167)	110%
Net income (loss)	$22,424	$(84,153)	2%	(15%)	$106,577	(127%)

+
Revenue:     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue during the six months ended June 30, 2018 increased by $528.3 million, or 94%, to $1.1 billion from $563.3 million during the six months ended June 30, 2017. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $514.1 million, or 91%, to $1.1 billion during the six months ended June 30, 2018 from $563.3 million during the six months ended June 30, 2017. This change was primarily attributable to a 54% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of RockPile, as well as increased stage count and efficiency. In addition, annualized revenue per fleet deployed increased 24%, as a result of client mix, well design mix, pricing increases and improvements in efficiencies.
Other Services:     Other Services segment revenue increased by $14.2 million during the six months ended June 30, 2018. There was no revenue from Other Services during the six months ended June 30, 2017. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile and the ramp-up of idle cement assets acquired during the acquisition of the Acquired Trican Operations. Revenue during the six months ended June 30, 2018 was earned in our cementing division. For the remainder of 2018, we anticipate that our revenues for Other Services will continue to be from our cementing services, as we divested our workover and coiled tubing assets during the third and fourth quarters of 2017.
Cost of services:     Cost of services during the six months ended June 30, 2018 decreased as a percentage of revenue to 78% from 89% during the six months ended June 30, 2017. This decrease as a percentage of revenue was driven by operational efficiency, high utilization and management of cost inflation from our key input costs, such as labor, fuel, chemicals, sand and sand trucking. Total cost of services during the six months ended June 30, 2018 increased by $348.7 million, or 69%, to $851.1 million from $502.4 million during the six months ended June 30, 2017, driven by (i) full utilization, (ii) price inflation in our key input costs, (iii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, such as zipper designs, (iv) an increase in fleets working 24-hour operations and (v) increased activities in our cementing business. During the six months ended June 30, 2017, we had management adjustments of $11.3 million related to $10.0 million in commissioning costs for our idle fleets and $1.3 million for bonuses paid to key operational employees in connection with our initial public offering (“IPO”).
Cost of services, as a percentage of total revenue is presented below:

	Six Months Ended June 30,
Description	2018	2017	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	78%	89%	(11)%
Other Services	108%	—%	108%
Total cost of services as a percentage of total revenue	78%	89%	(11)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     As a percentage of segment revenue, total cost of services was 78% and 89%, during the six months ended June 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 11%. This decrease was driven by operational efficiency and management of cost inflation from our key input costs, such as fuel, chemicals, sand and sand trucking. During the six months ended June 30, 2017, we had management adjustments of $11.3 million related to $10.0 million commissioning costs for our idle fleets and $1.3 million for bonuses paid to key operational employees in connection with our IPO. Excluding the above-mentioned management adjustments, Completion Services segment cost of services was $835.7 million and $491.1 million during the six months ended June 30, 2018 and 2017, or 78% and 87% of segment revenue, respectively, a decrease as a percentage of revenue of 9%.
Other Services:     Other Services segment cost of services was $15.3 million during the six months ended June 30, 2018, driven by our cementing services. We did not have any activities, and thus any cost of services, during the six months ended June 30, 2017.
Depreciation and amortization:     Depreciation and amortization expense as a percentage of revenues was 11% during the six months ended June 30, 2018 and 2017. However, total depreciation expense increased by $56.3 million, or 89%, to $119.5 million during the six months ended June 30, 2018 from $63.1 million during the six months ended June 30, 2017. This change was primarily attributable to changes in estimated useful lives of certain assets and the acquisition of the RockPile assets.
Selling, general and administrative expense:     SG&A expense, which represents costs associated with managing and supporting our operations was 5% and 7% of revenues during the six months ended June 30, 2018 and 2017, respectively. Total management adjustments were $21.1 million during the six months ended June 30, 2018, driven by $13.0 million of transaction costs related to the secondary offering and $7.1 million of non-cash compensation expense for the restricted stock units and stock options and $0.9 million of refinancing costs. Management adjustments were $17.2 million during the six months ended June 30, 2017, driven by $5.0 million in litigation matters, $4.5 million in IPO transaction costs, $4.1 million in non-cash compensation expense of our stock-based awards, $3.4 million of transaction costs related to the acquisition of RockPile and $0.2 million of commissioning costs. Excluding these management adjustments, SG&A expense as a percentage of revenue was 3% and 4% during the six months ended June 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 1%.
Gain on disposal of assets:     Gain on disposal of assets in 2018 decreased by $4.5 million to a loss of $4.1 million during the six months ended June 30, 2018 from a gain of $0.4 million during the three months ended June 30, 2017. This change was primarily attributable to the markdown to fair value of our idle real estate pending for sale in Mathis, Texas, upon classification as held for sale and disposals of hydraulic fracturing pump components during the six months ended June 30, 2018, as compared to the sale of our idle property in Woodward, Oklahoma during the six months ended June 30, 2017.
Other income (expense), net.     Other income (expense), net, in 2018 decreased by $16.7 million, or 450%, to expense of $13.0 million during the six months ended June 30, 2018 from income of $3.7 million during the six months ended June 30, 2017. This change is primarily due to the $13.2 million adjustment to the contingent value rights (“CVR”) liability recognized during the six months ended June 30, 2018, offset by the $3.6 million gain recognized during the six months ended June 30, 2017 on the indemnification settlement with Trican. See Note (3) Acquisitions” to the unaudited condensed consolidated financial statements in Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for a detailed discussion of the CVR.
Interest expense, net.     Interest expense, net of interest income, decreased by $23.4 million, or 52%, to $21.3 million during the six months ended June 30, 2018 from $44.7 million during the six months ended June 30, 2017. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million incurred in 2017, in connection with the refinancing of our asset-based revolving credit facility and debt extinguishment of our pre-existing term loan facility (the “2016 Term Loan Facility”) and our secured notes due 2019 (the “Senior Secured Notes”), offset by write-offs of deferred financing costs of $7.6 million in 2018, in connection with the debt extinguishment of the 2017 Term Loan Facility. In addition, we incurred $4.5 million of increased interest expense due to higher term loan facility balances during the six months ended June 30, 2018.
Income tax expense.     Income tax expense increased by $1.2 million, or 110%, to expense of $2.2 million during the six months ended June 30, 2018 from expense of $1.1 million during the six months ended June 30, 2017. Our effective tax rate on continuing operations for the six months ended June 30, 2018 was 5.94%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, change in valuation allowance and discrete tax effects related to secondary transaction costs and stock-based compensation benefits. For further discussion on our effective tax rate during the six months ended June 30, 2018, see Note (16) Income Taxes to the unaudited condensed consolidated financial statements in Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
Net income.     Net income was $22.4 million during the six months ended June 30, 2018, as compared with net loss of $84.2 million during the six months ended June 30, 2017. The improvements in our net results during the six months ended June 30, 2018 were due to the changes in revenue and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (17) Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company’s ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.
As of June 30, 2018, we had $109.5 million of cash and $350.7 million of debt, compared to $96.1 million of cash and $282.9 million of debt as of December 31, 2017. During the six months ended June 30, 2018 and 2017, we had capital expenditures, including non-cash purchases of property and equipment and excluding leasehold improvements, of $146.2 million and $54.7 million, respectively.

	(Thousands of Dollars)
	Six Months Ended June 30,
	2018	2017
Net cash provided by (used) in operating activities	$143,425	$(38,087)
Net cash used in investing activities	(130,496)	(26,430)
Net cash provided by financing activities	587	91,069

Significant sources and uses of cash during the six months ended June 30, 2018:
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the six months ended June 30, 2018 of $143.4 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment.

•	Financing activities:

–	Cash provided by the 2018 Term Loan Facility, net of debt discount was $348.2 million.
Uses of cash:

•	Investing activities:

–
Net cash used in investing activities of $130.5 million was primarily associated with our newbuild and maintenance capital spend on active fleets. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, including capital leases but excluding interest, during the six months ended June 30, 2018 was $285.0 million.

–	Cash used to pay debt issuance costs associated with our debt facilities was $7.2 million.

–	Shares repurchased and retired related to our stock repurchase program totaled $40.1 million.

–	Shares repurchased and retired related to payroll tax withholdings on our share-based compensation totaled $3.3 million.

–
The portion of the cash settlement of the CVR liability reflective of its acquisition-date fair value was $12.0 million. The remaining portion of the cash settlement of the CVR liability of $7.9 million is reflected in net cash provided by operating activities.

Significant sources and uses of cash during the six months ended June 30, 2017:
Sources of cash:

•	Financing activities:

–
Net cash provided by the IPO proceeds, after giving effect to the repayments of our 2016 Term Loan Facility and the secured notes and payments for the capitalized costs directly attributable to the completion of the IPO, was $92.2 million.

–	The majority of the proceeds from the 2017 Term Loan Facility were used to repay the then-outstanding balance of the Senior Secured Notes.
Uses of cash:

•
Operating activities: Net cash used in operating activities of $38.1 million was primarily attributable to cash used for working capital, attributable to the increase in activity in our Completion Services segment.

•	Investing activities:

–
Net cash used in investing activities of $26.4 million was primarily associated with maintenance capital spend on active fleets and commissioning costs associated with the deployment of our idle fleets. This activity primarily related to our Completion Services segment.

Future sources and use of cash
Capital expenditures for 2018 will be related to maintenance capital spend to support our existing active fleets as well as spend for the completion of three newbuild hydraulic fracturing fleets of approximately 150,000 hydraulic horsepower and three wireline spreads. We anticipate our capital expenditures will be funded by cash flows from operations. We currently estimate our capital expenditures for 2018 will be between $230.0 million and $240.0 million, excluding the asset acquisition from Refinery Specialists, Incorporated and the impact of expected insurance proceeds.
Debt service for the twelve months period ended December 31, 2018, excluding write-offs of deferred financing charges, is projected to be approximately $29.6 million. We anticipate our debt service will be funded by cash flows from operations.
During the second quarter of 2018, we completed $40.1 million of total share repurchases, representing a total of approximately 2.6 million common shares, inclusive of 1,248,440 shares that were repurchased from White Deer Energy for $20.0 million. Repurchases were made as part of our $100 million stock repurchase program previously announced on February 26, 2018. The stock repurchase program does not obligate us to purchase any particular number of shares of common stock during any period and the program may be modified or suspended at any time our discretion. On July 26, 2018, our Board of Directors authorized additional capacity to our existing stock repurchase program, increasing available repurchases to a total of $100 million, up from availability of approximately $60 million at the end of the second quarter of 2018. For further details, see Note (12) Stockholders’ Equity of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
Other factors affecting liquidity
Financial position in current market. As of June 30, 2018, we had $109.5 million of cash and a total of $214.5 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, contingent liabilities and stock repurchase.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.5 million of letters of credit were outstanding as of June 30, 2018.
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

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments, undiscounted to present value, as of June 30, 2018.

(Thousands of Dollars) Contractual obligations	Total	2018	2019-2021	2022-2024	2025+
Long-term debt, including current portion(1)	$350,000	$1,750	$10,500	$10,500	$327,250
Estimated interest payments(2)	167,876	13,515	75,290	73,152	5,919
Capital lease obligations(3)	10,245	2,251	7,640	354	—
Operating lease obligations(4)	43,632	8,252	28,534	6,846	—
Purchase commitments(5)	148,451	64,465	83,986	—	—
Equity-method investment(6)	583	583	—	—	—
Legal contingency(7)	4,250	4,250	—	—	—
	$725,037	$95,066	$205,950	$90,852	$333,169

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our 2018 Term Loan Facility. In addition, these amounts exclude $8.7 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of June 30, 2018 and include interest related to the 2018 Term Loan Facility and outstanding swap. Interest rates used for variable rate debt are based on the prevailing forward-looking LIBOR as of June 30, 2018.

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

(6)
See Notes (17) Commitments and Contingencies and (18) Related Party Transactions of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further details on our equity-method investment.

(7)
The legal contingency is related to the settlement of Hickson and Villa v. Keane Group Holdings, LLC, et al. See Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further details.

Principal Debt Agreements
2017 ABL Facility
Structure.    As of March 31, 2018, the Company’s $150 million asset-based revolving credit facility established on February 17, 2017 (the “2017 ABL Facility”) provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million. The 2017 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
Maturity.    The loans arising under the initial commitments under the 2017 ABL Facility mature on December 22, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Interest.    Pursuant to the terms of the 2017 ABL Facility, amounts outstanding under the 2017 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings LLC and its subsidiaries' ("Keane Group")' option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.75% or (z) if the average excess availability is greater than or equal to 66%, 0.50%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 2.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.75% or (z) if the average excess availability is greater than or equal to 66%, 1.50%. The average excess availability is set on the first day of each full fiscal quarter ending after December, 22, 2017. On or after June 22, 2018, at any time when consolidated EBITDA as of the then most recently ended four fiscal quarters for which financial statements are required to be delivered is greater than or equal to $250.0 million, the applicable margin will be reduced by 0.25%; provided that if consolidated EBITDA is less than $250.0 million as of a later four consecutive fiscal quarters, the applicable margin will revert to the levels set forth above.
2018 Term Loan Facility
On May 25, 2018, Keane Group and the 2018 Term Loan Guarantors (as defined below) entered into a term loan facility (the “2018 Term Loan Facility”) with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance Keane Group’s then-existing term loan facility and to repay related fees and expenses, with the excess proceeds to fund general corporate purposes. The following is a summary of the material provisions of the 2018 Term Loan Facility. It does not include all of the provisions of the 2018 Term Loan Facility, does not purport to be complete and is qualified in its entirety by reference to the full text of the 2018 Term Loan Facility, which is filed herewith as Exhibit 10.1 and incorporated herein by reference.
Structure.      The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the “2018 Term Loans”). In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
Maturity.      May 25, 2025 or, if earlier, the stated maturity date of any other term loans or term commitments.
Amortization.      The loans under the 2018 Term Loan Facility amortize in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding, commencing with September 30, 2018.
Interest.          The 2018 Term Loans bear interest at a rate per annum equal to, at Keane Group’s option, (a) the base rate plus 2.75%, or (b) the adjusted LIBOR for such interest period (subject to a 1.00% floor) plus 3.75%, subject to, on and after the fiscal quarter ending September 30, 2018, a pricing grid with three 0.25% per annum step-ups and one 0.25% per annum step-down determined based on total net leverage for the relevant period. Following a payment event of default, the 2018 Term Loans bear interest at the rate otherwise applicable to such 2018 Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default.
Prepayments.      The 2018 Term Loan Facility is required to be prepaid with: (a) 100% of the net cash proceeds of certain asset sales, casualty events and other dispositions, subject to the terms of an intercreditor agreement between the agent for the 2018 Term Loan Facility and the agent for the 2017 ABL Facility and certain exceptions; (b) 100% of the net cash proceeds of debt incurrences or issuances (other than debt incurrences permitted under the 2018 Term Loan Facility, which exclusion is not applicable to permitted refinancing debt) and (c) 50% (subject to step-downs to 25% and 0%, upon and during achievement of certain total net leverage ratios) of excess cash flow in excess of a certain amount, minus certain voluntary prepayments made under the 2018 Term Loan Facility or other debt secured on a pari passu basis with the 2018 Term Loans and voluntary prepayments of loans under the 2017 ABL Facility to the extent the commitments under the 2017 ABL Facility are permanently reduced by such prepayments.
Guarantees.      Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the amounts outstanding under the 2018 Term Loan Facility are guaranteed by the Company, Keane Frac, LP, KS Drilling, LLC, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, and Keane Frac GP, LLC, and each subsidiary of the Company that will be required to execute and deliver a facility guaranty in the future pursuant to the terms of the 2018 Term Loan Facility (collectively, the “2018 Term Loan Guarantors”).
Security.      Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the obligations under the 2018 Term Loan Facility are secured by (a) a first-priority security interest in and lien on substantially all of the assets of Keane Group and the 2018 Term Loan Guarantors to the extent not constituting ABL Facility Priority Collateral (as defined below) and (b) a second-priority security interest in and lien on substantially all of the accounts receivable, inventory, and frac iron equipment, and certain other assets and property related to the foregoing including certain chattel paper, investment property, documents, letter of credit rights, payment intangibles, general intangibles, commercial tort claims, books and records and supporting obligations of the borrowers and guarantors under the Existing ABL Facility (the “ABL Facility Priority Collateral”).
Fees.          Certain customary fees are payable to the lenders and the agents under the 2018 Term Loan Facility.
Restricted Payment Covenant.     The 2018 Term Loan Facility includes a covenant restricting the ability of the Company and its restricted subsidiaries to pay dividends and make certain other restricted payments, subject to certain exceptions. The 2018 Term Loan Facility provides that the Company and its restricted subsidiaries may, among things, make cash dividends and other restricted payments in an aggregate amount during the life of the facility not to exceed (a) $100.0 million, plus (b) the amount of net proceeds received by Keane Group from the funding of the 2018 Term Loans in excess of the of such net proceeds required to finance the refinancing of the pre-existing term loan facility and pay fees and expenses related thereto and to the entry into the 2018 Term Loan Facility, plus (c) an unlimited amount so long as, after giving effect to such restricted payment, the total net leverage ratio would not exceed 2.00:1.00. In addition, the Company and its restricted subsidiaries may make restricted payments utilizing the Cumulative Credit (as defined below), subject to certain conditions including, if any portion of the Cumulative Credit utilized is comprised of amounts under clause (b) of the definition thereof below, the pro forma total net leverage ratio being no greater than 2.50:1.00.
“Cumulative Credit”, generally, is defined as an amount equal to (a) $25.0 million, (b) 50% of consolidated net income of the Company and its restricted subsidiaries on a cumulative basis from April 1, 2018 (which cumulative amount shall not be less than zero), plus (c) other customary additions, and reduced by the amount of Cumulative Credit used prior to such time (whether for restricted payments, junior debt payments or investments).
Affirmative and Negative Covenants.  The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility). The 2018 Term Loan Facility does not contain any financial maintenance covenants.
Events of Default. The 2018 Term Loan Facility contains customary events of default (subject to exceptions, thresholds and grace periods as set forth in the definitive documentation for the 2018 Term Loan Facility).
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
(b) Legal and environmental contingencies
From time to time, we are subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. We accrue for contingencies when the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. The estimate of probable costs related to a contingency is developed in consultation with internal and outside legal counsel representing us. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. Differences between the actual settlement costs, final judgments or fines from our estimates could have a material adverse effect on our financial position or results of operations. See Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further discussion of our legal, environmental and other regulatory contingencies during the six months ended June 30, 2018 and 2017.
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

(d) Income Taxes
We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carry-forwards using enacted tax rates in effect in the year the differences are expected to reverse. We estimate our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Our effective tax rates will vary due to changes in estimates of our future taxable income or losses, fluctuations in the tax jurisdictions in which we operate and favorable or unfavorable adjustments to our estimated tax liabilities related to proposed or probable assessments. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.
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
On December 22, 2017, new tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act was signed into law. We evaluated the provisions of the Tax Cuts and Jobs Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on our unaudited condensed consolidated financial statements. Accordingly, as of December 31, 2017, we recorded a provision to income taxes for management’s assessment of the tax impact of the Tax Cuts and Jobs Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Cuts and Job Act are not expected to have an adverse impact on our consolidated financial statements. We will continue to analyze the impacts of the Tax Cuts and Jobs Act on the Company and refine estimates during 2018.
(e) New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (20) New Accounting Pronouncements of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
NON-GAAP FINANCIAL MEASURES
From time to time in our financial reports, we will use certain non-GAAP financial measures to provide supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing Keane’s ongoing operating performance, and thereby facilitates review of Keane’s operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to Keane’s results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA and Adjusted Gross Profit provide helpful information to analysts and investors to facilitate a comparison of Keane’s operating performance to that of other companies.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
At June 30, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to Part I, “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of June 30, 2018.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk as of June 30, 2018.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financing reporting that occurred during the six months ended June 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Information related to Part II, “Item 1. Legal Proceedings” is included in Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2018, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	—	$—	—	$100,000,000
May 1, 2018 through May 31, 2018	1,789,123	$15.86	1,789,123	$71,624,509
June 1, 2018 through June 30, 2018	844,969	$13.92	844,969	$59,862,541
Total	2,634,092	$15.24	2,634,092	$59,862,541

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock under a stock repurchase plan. This repurchase plan permit the Company to repurchase its common stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b-18 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The duration of the stock repurchase program will be 12 months.
During the three months ended June 30, 2018, the Company repurchased 2,634,092 shares totaling approximately $40.1 million. Of the total amount of shares repurchased, 1,248,440 shares were repurchased from White Deer Energy. Reference is made to the discussion in Note (12) Stockholders’ Equity, of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
On July 26, 2018, subsequent to end of the second quarter of 2016, the Company's Board of Directors authorized an increase in the amount authorized under the repurchase program. As of July 26, 2018, the amount available for repurchases under the repurchase program was $100 million.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.1	Term Loan Agreement, dated May 25, 2018, by and among Keane Group Inc., as the Parent, Keane Group Holdings, LLC, as the Lead Borrower, the Subsidiary Guarantors party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto.		8-K	001-37988	10.1	05/29/2018
10.2	Keane Group, Inc. Non-Employee Director Compensation Plan	*
10.3	Keane Group, Inc. Form of Restricted Stock Award Agreement for Non-Employee Directors	*
10.4	Keane Group, Inc. Form of Restricted Stock Unit Award Agreement	*
10.5	Keane Group, Inc. Form of Non-Qualified Stock Option Award Agreement	*
10.6	Form of Amendment to Keane Group, Inc. Restricted Unit Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald	*
10.7	Form of Amendment to Keane Group, Inc. Non-Qualified Stock Option Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 1, 2018.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer