Form 10-Q
period 2018-09-30
Keane Group, Inc.
filed 2018-11-02
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-37988

Keane Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-4016639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Post Oak Boulevard, Suite 450, Houston, TX	77056
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (713) 960-0381
2121 Sage Road, Suite 370, Houston, TX, 77056
(Former address of principal executive office)

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01, par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2018, the registrant had 105,669,227 shares of common stock outstanding.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,848	$96,120
Trade and other accounts receivable, net	246,345	238,018
Inventories, net	28,772	33,437
Prepaid and other current assets	9,982	8,519
Total current assets	367,947	376,094
Property and equipment, net	550,273	468,000
Goodwill	132,524	134,967
Intangible assets	53,253	57,280
Other noncurrent assets	10,332	6,775
Total assets	$1,114,329	$1,043,116

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$125,524	$92,348
Accrued expenses	113,877	135,175
Customer contract liabilities	1,280	5,000
Current maturities of capital lease obligations	4,173	3,097
Current maturities of long-term debt	2,116	1,339
Stock-based compensation - current	4,281	4,281
Other current liabilities	217	914
Total current liabilities	251,468	242,154
Capital lease obligations, less current maturities	6,522	4,796
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	338,915	273,715
Stock-based compensation - noncurrent	—	4,281
Other noncurrent liabilities	4,849	5,078
Total noncurrent liabilities	350,286	287,870
Total liabilities	601,754	530,024

Stockholders’ equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 107,221 shares)	1,072	1,118
Paid-in capital in excess of par value	485,754	541,074
Retained earnings (deficit)	24,558	(27,372)
Accumulated other comprehensive income (loss)	1,191	(1,728)
Total stockholders’ equity	512,575	513,092
Total liabilities and stockholders’ equity	$1,114,329	$1,043,116

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended September30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$558,908	$477,302	$1,650,457	$1,040,591
Operating costs and expenses:
Cost of services(1)	436,799	391,089	1,287,892	893,465
Depreciation and amortization	68,287	46,204	187,742	109,316
Selling, general and administrative expenses	27,783	28,592	85,792	68,915
(Gain) loss on disposal of assets	1,113	302	5,169	(137)
Total operating costs and expenses	533,982	466,187	1,566,595	1,071,559
Operating income (loss)	24,926	11,115	83,862	(30,968)
Other income (expense):
Other income	14,454	942	1,481	4,647
Interest expense(2)	(5,978)	(7,195)	(27,285)	(51,905)
Total other income (expense)	8,476	(6,253)	(25,804)	(47,258)
Income (loss) before income taxes	33,402	4,862	58,058	(78,226)
Income tax expense	(2,623)	(797)	(4,855)	(1,862)
Net income (loss)	30,779	4,065	53,203	(80,088)
Net loss attributable to predecessor	—	—	—	(7,918)
Net income (loss) attributable to Keane Group, Inc.	30,779	4,065	53,203	(72,170)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28	64	(37)	108
Hedging activities	1,119	(178)	3,429	(167)
Total comprehensive income (loss)	$31,926	$3,951	$56,595	$(80,147)

Net income (loss) per share(3):
Basic net income (loss) per share	$0.28	$0.04	$0.48	$(0.77)
Diluted net income (loss) per share	0.28	0.04	0.48	(0.77)

Weighted-average shares outstanding: basic(3)	108,825	111,509	110,706	104,496
Weighted-average shares outstanding: diluted(3)	108,990	111,755	110,871	104,496

(1)
Cost of services during the three and nine months ended September 30, 2018 excludes depreciation of $65.4 million and $177.9 million, respectively. Cost of services during the three and nine months ended September 30, 2017 excludes depreciation of $43.8 million and $103.3 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization disclosed separately.

(2)
Interest expense during the nine months ended September 30, 2018 includes $7.6 million in write-offs of deferred financing costs incurred in connection with the extinguishment of the Company’s 2017 Term Loan Facility (as defined within). Interest expense during the nine months ended September 30, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company (as defined herein) of its then-existing revolving credit and security agreement, entered into on March 16, 2016, between certain of the Company’s subsidiaries and certain financial institutions (the “2016 ABL Facility”) and the Company’s early debt extinguishment of its then-existing credit agreement, entered into on March 16, 2016, between certain of the Company’s subsidiaries and certain financial institutions (the “2016 Term Loan Facility”) and Senior Secured Notes (as defined herein).

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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2017	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Stock-based compensation(1)	5	16,197	—	—	16,202
Shares repurchased and retired related to share-based compensation	(1)	(3,414)	—	—	(3,415)
Shares repurchased and retired related to stock repurchase program	(50)	(68,103)	(1,273)	—	(69,426)
Other comprehensive income	—	—	—	2,919	2,919
Net income	—	—	53,203	—	53,203
Balance as of September 30, 2018	$1,072	$485,754	$24,558	$1,191	$512,575

(1)
Stock-based compensation during the nine months ended September 30, 2018 includes stock-based compensation expense recognized during the period of $11.9 million and the vested deferred stock awards of $4.3 million. Refer to Note (11) Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$53,203	$(80,088)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	187,742	109,316
Amortization of deferred financing fees	2,329	4,621
Loss on debt extinguishment, including prepayment premiums	7,550	31,084
(Gain) loss on disposal of assets	5,169	(137)
Loss on contingent consideration liability	13,254	—
Realized (gain) loss on derivative	(473)	173
Stock-based compensation	11,924	7,334
Gain on insurance proceeds recognized in other income	(14,892)	—
Other non-cash (expense)	—	(322)
Unrealized gain (loss) on derivative	3,429	(167)
Changes in operating assets and liabilities
Increase in trade and other accounts receivable, net	(8,432)	(94,237)
Decrease (increase) in inventories	4,171	(21,417)
Decrease (increase) in prepaid and other current assets	(1,463)	8,410
Decrease (increase) in other assets	(3,129)	258
Increase in accounts payable	15,345	25,920
Increase (decrease) in accrued expenses	(19,980)	5,537
Decrease in customer contract liabilities	(3,720)	—
Increase (decrease) in other liabilities	(923)	8,329
Net cash provided by operating activities	251,104	4,614
Cash flows from investing activities
Acquisition of business	(35,003)	(124,374)
Purchase of property and equipment	(211,962)	(84,348)
Advances of deposit on equipment	(3,801)	(3,667)
Implementation of software	(708)	(660)
Proceeds from sale of assets	2,512	10,530
Payments for leasehold improvements	(1,574)	(157)
Equity method investment	(1,163)	—
Proceeds from insurance recoveries	18,222	—
Net cash used in investing activities	(233,477)	(202,676)
Cash flows from financing activities:
Proceeds from the term loan facility, net of debt discount	348,250	285,000
Payments on the secured notes and term loan facility	(284,077)	(289,190)
Payment of debt issuance costs	(7,331)	(12,739)
Prepayment premiums on early debt extinguishment	—	(15,817)
Payments on capital leases	(2,874)	(2,059)
Proceeds from issuance of common stock	—	255,494
Shares repurchased and retired related to share repurchase program	(69,426)	—
Shares repurchased and retired related to share-based compensation	(3,415)	—
Payments on contingent consideration liability	(11,962)	—
Net cash provided by (used in) financing activities	(30,835)	220,689
Non-cash effect of foreign translation adjustments	(64)	182

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Net increase (decrease) in cash and cash equivalents	(13,272)	22,809
Cash and cash equivalents, beginning	96,120	48,920
Cash and cash equivalents, ending	$82,848	$71,729

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$18,454	$18,697
CVR Settlement	19,918	—
Income taxes	5,226	—
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$23,552	$17,151
Non-cash issuance of acquisition shares	—	130,290
Non-cash reduction in capital lease obligations	121	20
Non-cash additions to capital lease obligations	5,784	1,689

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
Earnings per share and weighted-average shares outstanding for the three and nine months ended September 30, 2017 have been presented giving pro forma effect to the Organizational Transactions as if they had occurred on January 1, 2016.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2018 and the results of its operations and cash flows for the three and nine months ended September 30, 2018 and 2017. Such adjustments are of a normal recurring nature.
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
Secondary Offering
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the Securities and Exchange Commission (the “SEC”) for an offering on behalf of Keane Investor (the “selling stockholder”), pursuant

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. From the completion of the secondary offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase (as discussed herein), Keane Investor controls 53.1% of the Company’s outstanding common stock as of September 30, 2018.
(2)    Summary of Significant Accounting Policies
(a) Business Combinations and Asset Acquisitions
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
Asset acquisitions, as defined in ASU 2017-01, are measured based on their cost to the Company, including transaction costs. An asset acquisition’s cost or the consideration transferred by the Company is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash the Company paid to the seller as well as transaction costs incurred. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to the Company or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. Goodwill is not recognized in an asset acquisition.
Refer to Note (3) Acquisitions for discussion of the acquisitions completed in 2018 and 2017.
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
Disaggregation of Revenue
Revenue activities during the three and nine months ended September 30, 2018 and 2017 were as follows:

	(Thousands of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue by segment:
Completion Services	$548,418	$468,479	$1,625,798	$1,031,768
Other Services	10,490	8,823	24,659	8,823
Total revenue	$558,908	$477,302	$1,650,457	$1,040,591

Revenue by geography:
East	$192,977	$155,698	$622,496	$396,983
North	71,263	100,939	199,242	166,892
South	294,668	220,665	828,719	476,716
Total revenue	$558,908	$477,302	$1,650,457	$1,040,591

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

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
In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the nine months ended September 30, 2018 of $13.1 million in the unaudited condensed consolidated statement of operations and comprehensive income (loss).
As a result of a system upgrade to its fixed asset accounting module, in the third quarter of 2018, the Company changed its depreciation method from mid-month straight-line depreciation to days straight-line depreciation. The impact of this change in depreciation method to the Company’s unaudited condensed consolidated statement of operations and comprehensive income (loss) was immaterial.
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
For additional information, see Note (11) Stock-Based Compensation.
(f) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2018 and 2017.

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
See Note (16) Income Taxes for a detailed discussion of the Company’s taxes and activities thereof during the nine months ended September 30, 2018 and 2017.
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
As of September 30, 2018 and December 31, 2017, the Company recognized $1.2 million and $0.6 million, respectively, for its only equity-method investment.
(3) Acquisitions
(a) RockPile
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
Subject to the terms and conditions of the Contingent Value Rights Agreement (the “CVR Agreement”) by and among the Company, the Principal Seller and Permitted Holders (as defined in the CVR Agreement and, together with the Principal Seller, the “RockPile Holders”), the Company agreed to pay contingent consideration (the “Aggregate CVR Payment Amount”), which would equal the product of the Acquisition Shares held by RockPile on April 10, 2018 and the CVR Payment Amount, provided that the CVR Payment Amount did not exceed $2.30. The “CVR Payment Amount” was the difference between (a) $19.00 and (b) the arithmetic average of the dollar volume weighted average price of the Company’s common stock on each trading day for twenty (20) trading days randomly selected by the Company during the thirty (30) trading day period immediately preceding the last business day prior to April 3, 2018 (the “Twenty-Day VWAP”). The Aggregate CVR Payment Amount was agreed to be reduced on a dollar for dollar basis if the sum of the following exceeds $165.0 million:

•	(i) the aggregate gross proceeds received in connection with the resale of any Acquisition Shares, plus

•	(ii) the product of the number of Acquisition Shares held by the RockPile Holders on April 10, 2018 and the Twenty-Day VWAP, plus

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

•	(iii) the Aggregate CVR Payment Amount.
In early April 2018, in accordance with the terms and conditions of the CVR Agreement, the Company calculated and paid the final Aggregate CVR Payment Amount, due to the RockPile Holders, of $19.9 million and recognized a loss of $13.2 million during the nine months ended September 30, 2018 in other income (expense), net in the unaudited condensed consolidated statement of operations and comprehensive income (loss).
The Company accounted for the acquisition of RockPile using the acquisition method of accounting. Assets acquired, liabilities assumed and equity issued in connection with the acquisition were recorded based on their fair values. The purchase accounting is subject to the twelve-month measurement adjustment period to reflect any new information that may be obtained in the future about facts and circumstances that existed as of the RockPile Acquisition Date that, if known, would have affected the measurement of the amounts recognized as of that date. The measurement period for the acquisition of RockPile ended on July 3, 2018.
The following tables summarize the fair value of the consideration transferred for the acquisition of RockPile and the preliminary allocation of the purchase price to the fair values of the assets acquired, liabilities assumed and equity consideration at the RockPile Acquisition Date:

	(Thousands of Dollars)
Total Purchase Consideration:	Preliminary Purchase Price Allocation	Adjustments	Purchase Price Allocation as of September 30, 2018
Cash consideration	$123,293	$(6,717)	$116,576
Equity consideration	130,290	—	130,290
Contingent consideration	11,962	—	11,962
Less: Cash acquired	(20,379)	20,379	—
Total purchase consideration, less cash acquired	$245,166	$13,662	$258,828

Trade and other accounts receivable	$57,117	$1,484	$58,601
Inventories, net	2,853	138	2,991
Prepaid and other current assets	13,630	(717)	12,913
Property and equipment, net	157,654	8,653	166,307
Intangible assets	20,967	(1,267)	19,700
Notes receivable	250	(250)	—
Other noncurrent assets	363	(57)	306
Total identifiable assets acquired	252,834	7,984	260,818
Accounts payable	(38,999)	16,180	(22,819)
Accrued expenses	(22,161)	(13,315)	(35,476)
Deferred revenue	(23,053)	698	(22,355)
Other non-current liabilities	(827)	(2,412)	(3,239)
Total liabilities assumed	(85,040)	1,151	(83,889)
Goodwill	77,372	4,527	81,899
Total purchase price consideration	$245,166	$13,662	$258,828

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(b) Asset Acquisition from Refinery Specialties, Incorporated
On July 24, 2018, the Company executed a purchase agreement with Refinery Specialties, Incorporated (“RSI”) to acquire approximately 90,000 hydraulic horsepower and related support equipment for approximately $35.4 million, inclusive of an $0.8 million for deposit reimbursement related to future equipment deliveries. This acquisition was partially funded by the insurance proceeds the Company received in connection with a fire that resulted in damage to a portion of one of the Company’s fleets (for further details see Note (6) Property and Equipment, net). The Company also assumed operating leases for light duty vehicles in connection with the RSI transaction, and RSI entered into a non-compete arrangement in turn with the Company. In September 2018, the Company and RSI reached an agreement to refund the Company $0.8 million of the purchase price due to repair costs required for certain acquired equipment. The resulting purchase price after the refund was $34.6 million and the Company incurred $0.4 million of transaction costs related to the acquisition, bringing total cash consideration related to the acquisition to $35.0 million.
The Company accounted for this acquisition as an asset acquisition pursuant to ASU 2017-01 and allocated the purchase price of the acquisition plus the transactions costs amongst the acquired hydraulic horsepower and related support equipment, as the fair value of the acquired hydraulic horsepower and related support equipment represented substantially all of the fair value of the gross assets acquired in the asset acquisition with RSI.
(4)    Intangible Assets
The intangible assets balance in the Company’s condensed consolidated balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	September 30, 2018
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.5	$68,600	$(27,356)	$41,244
Non-compete agreements	7.5	700	(350)	350
Trade name	Indefinite life	10,200	—	10,200
Technology	2.1	2,087	(628)	1,459
Total		$81,587	$(28,334)	$53,253

	(Thousands of Dollars)
	December 31, 2017
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	9.1	$68,600	$(23,049)	$45,551
Non-compete agreements	8.1	750	(360)	390
Trade name	Indefinite life	10,200	—	10,200
Technology	2.1	3,023	(1,884)	1,139
Total		$82,573	$(25,293)	$57,280

Amortization expense related to the intangible assets for the three months ended September 30, 2018 and 2017 was $1.5 million and $2.0 million, respectively. Amortization expense related to the intangible assets for the nine months ended September 30, 2018 and 2017 was $4.7 million and $5.1 million, respectively.
Amortization for the intangible assets excluding trade name of $10.2 million with an indefinite useful life and in process software, over the next five years, is as follows:

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Year-end December 31,	(Thousands of Dollars)
2018	$1,524
2019	5,399
2020	5,275
2021	4,994
2022	4,972
(5)    Inventories, net
Inventories, net, consisted of the following at September 30, 2018 and December 31, 2017:

	(Thousands of Dollars)
	September 30, 2018	December 31, 2017
Sand, including freight	$10,620	$11,551
Chemicals and consumables	7,109	7,940
Materials and supplies	11,043	13,946
Total inventory, net	$28,772	$33,437
Inventories are reported net of obsolescence reserves of $1.2 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively. The Company recognized $0.5 million and $0.1 million of obsolescence expense during the three months ended September 30, 2018 and 2017, respectively. The Company recognized $0.9 million and $0.2 million of obsolescence expense during the nine months ended September 30, 2018 and 2017, respectively.
(6)    Property and Equipment, net
Property and Equipment, net consisted of the following at September 30, 2018 and December 31, 2017:

	(Thousands of Dollars)
	September 30, 2018	December 31, 2017
Land	$4,771	$5,186
Building and leasehold improvements	32,386	30,322
Office furniture, fixtures and equipment	7,515	6,338
Machinery and equipment	1,010,140	773,516
	1,054,812	815,362
Less accumulated depreciation	(510,311)	(372,617)
Construction in progress	5,772	25,255
Total property and equipment, net	$550,273	$468,000

The machinery and equipment balance as of September 30, 2018 and December 31, 2017 included $10.1 million of hydraulic fracturing equipment under capital leases. The machinery and equipment balance as of September 30, 2018 and December 31, 2017 also included approximately $10.4 million and $5.1 million, respectively, of vehicles under capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $9.4 million and $8.3 million as of September 30, 2018 and December 31, 2017, respectively. Accumulated depreciation for the vehicles under capital leases was $2.9 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively.
All (gains) and losses are presented within (gain) loss on disposal of assets in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
The following summarizes the primary proceeds received and (gains) losses recognized on the disposal of certain assets for the three and nine months ended September 30, 2018 and 2017:

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2018
During the three months ended September 30, 2018, the Company

•
recognized a loss of $4.1 million relating to early disposals of various hydraulic fracturing pump components, offset by $3.2 million salvage value on transmission cores from failed transmissions. These assets were within the Completion Services segment.

During the nine months ended September 30, 2018, the Company

•
divested its idle field operations facility in Mathis, Texas, acquired as part of the Acquired Trican Operations, for net proceeds of $1.2 million and a net loss of $2.7 million, within the Corporate segment.

•
recognized a loss of $9.3 million relating to early disposals of hydraulic fracturing pump component, offset by $6.8 million salvage value on transmission cores from failed transmissions. These assets were within the Completion Services segment.

Three and Nine Months Ended September 30, 2017
During the three months ended September 30, 2017, the Company divested the following assets:

•	Idle facility in Searcy, Arkansas, acquired as part of the Acquired Trican Operations, divested for net proceeds of $0.5 million and a net loss of $0.6 million, within the Corporate segment,

•	Air compressor units, divested for net proceeds of $0.9 million and a net gain of $0.9 million, within the Other Services segment,

•	six workover rigs acquired in the acquisition of RockPile, within the Other Services segment, divested for net proceeds of $6.8 million with no (gain) or loss, and

•	Hydraulic fracturing operating equipment, divested for a net loss of $0.6 million, within the Completions segment.
During the nine months ended September 30, 2017, the Company also divested its idle facility in Woodward, Oklahoma, acquired as part of the Acquired Trican Operations, for net proceeds of $2.4 million and a net gain of $0.5 million, within the Completions Services segment.
Casualty Loss
On July 1, 2018, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in damage to a portion of the equipment in that fleet. The Company received $18.1 million of insurance proceeds for replacement cost of the damaged equipment, which offset the $3.2 million impairment loss recognized on the damaged equipment. The resulting gain of $14.9 million was recognized in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(7)    Long-Term Debt
Long-term debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	(Thousands of Dollars)
	September 30, 2018	December 31, 2017
2018 Term Loan Facility	$349,125	$—
2017 Term Loan Facility	—	283,202
Capital leases	10,706	7,918
Less: Unamortized debt discount and debt issuance costs	(8,105)	(8,173)
Total debt, net of unamortized debt discount and debt issuance costs	351,726	282,947
Less: Current portion	(6,289)	(4,436)
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$345,437	$278,511

Credit Facilities
On May 25, 2018, Keane Group Holdings, LLC, a subsidiary of the Company, and the 2018 Term Loan Guarantors (as defined below) entered into a term loan facility (the “2018 Term Loan Facility”) with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to repay the Company’s pre-existing term loan facility (the “2017 Term Loan Facility”), along with related fees and expenses, with the excess proceeds allocated to fund general corporate purposes. The 2018 Term Loan Facility was executed with a debt discount of $1.8 million, which will be amortized using the effective interest method and netted against the carrying amount of the 2018 Term Loan Facility. The Company did not incur any prepayment premiums to repay the 2017 Term Loan Facility.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Below is a summary of the Company’s credit facilities outstanding as of September 30, 2018:

	(Thousands of Dollars)
	2017 ABL Facility(1)	2018 Term Loan Facility(1)
Original facility size	$300,000	$350,000
Outstanding balance	—	350,000
Letters of credit issued	2,500	—
Available borrowing base commitment	207,887	n/a
Interest Rate(2)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	December 22, 2022	May 25, 2025

(1) For detailed discussion on the Company’s credit facilities, see “Liquidity and Capital Resources” under Part I. “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2) London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor.
Maturities of the 2018 Term Loan Facility for the next five years are presented below:

Year-end December 31,	(Thousands of Dollars)
2018	$875
2019	3,500
2020	3,500
2021	3,500
2022	3,500
$14,875

Deferred Charges and Other Costs
Deferred charges include deferred financing costs and debt discounts or debt premiums. Deferred charges are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss). Amortization expense related to the capitalized deferred charges for the three months ended September 30, 2018 and 2017 was $1.0 million and $0.6 million, respectively. Amortization expense related to the capitalized deferred charges for the nine months ended September 30, 2018 and 2017 was $2.3 million and $4.6 million, respectively.
Deferred charges associated with the 2018 Term Loan Facility that were capitalized upon recognition of the 2018 Term Loan Facility were $9.0 million. Unamortized deferred charges associated with the 2018 Term Loan Facility were $8.1 million and nil as of as of September 30, 2018 and December 31, 2017, respectively, and are recorded in long-term debt, net of unamortized deferred charges and unamortized debt discount, less current maturities on the condensed consolidated balance sheets. Deferred charges associated with the 2017 Term Loan Facility that were expensed upon repayment of the 2017 Term Loan Facility were $7.6 million. Unamortized deferred charges associated with the 2016 ABL Facility and the Company’s $300 million asset-based revolving credit facility obtained on February 17, 2017 and as amended on December 22, 2017 (the “2017 ABL Facility”) were $4.2 million and $5.0 million as of September 30, 2018 and December 31, 2017, respectively, and are recorded in other noncurrent assets on the condensed consolidated balance sheets.
Interest expense during the nine months ended September 30, 2017 included $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred charges, incurred in connection with the Company’s refinancing of its 2016 ABL Facility and the Company’s early debt extinguishment of its 2016 Term Loan Facility and secured notes due 2019 (the “Senior Secured Notes”) in 2017.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Capital Leases
The Company leases certain machinery, equipment and vehicles under capital leases that expire between 2018 and 2022. Total remaining principal balance outstanding on the Company’s capital leases as of September 30, 2018 and December 31, 2017 was $10.7 million and $7.9 million, respectively. Total interest expense incurred on these capital leases was $0.1 million during the three months ended September 30, 2018 and 2017 and $0.3 million and $0.2 million and for the nine months ended September 30, 2018 and 2017, respectively.
Depreciation of assets held under capital leases is included within depreciation expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). See Note (6) Property and Equipment, net for further details.
Future annual capital lease commitments, including the interest component and exclusive of deferred financing costs, as of September 30, 2018 for the next five years are listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$1,314
2019	5,191
2020	2,356
2021	2,134
2022	678
Subtotal	11,673
Less amount representing interest	(964)
$10,709
(8)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment.
During the three months ended September 30, 2018 and 2017, sales to Completion Services customers represented 99% and 98% of the Company’s consolidated revenue, respectively. During the three months ended September 30, 2018 and 2017, sales to Completion Services customers represented 100% and 98% of the Company’s consolidated gross profit, respectively.
During the nine months ended September 30, 2018 and 2017, sales to Completion Services customers represented 99% of the Company’s consolidated revenue. During the nine months ended September 30, 2018 and 2017, sales to Completion Services customers represented 100% of the Company’s consolidated gross profit.
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
For the three months ended September 30, 2018, revenue from the Company’s top three customers individually represented 16%, 11% and 10% of the Company’s consolidated revenue, respectively. For the three months ended September 30, 2017, revenue from the Company’s top customer represented 11% of the Company’s consolidated revenue, respectively.
For the nine months ended September 30, 2018, revenue from the Company’s top four customers individually represented 16%, 12%, 11% and 10% of the Company’s consolidated revenue, respectively. For the nine months ended September 30, 2017, revenue from the Company’s top customer individually represented 10% of the Company’s consolidated revenue.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Revenue is earned from each of these customers within the Completion Services segment.
For the three and nine months ended September 30, 2018 and 2017, two suppliers represented approximately 5% to 15% of the Company’s overall purchases. The costs for each of these suppliers were incurred within the Completion Services segment.
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
The following table presents the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives Designated As Hedging Instruments	Derivatives Not Designated As Hedging Instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of September 30, 2018:
Other noncurrent asset	$3,888	$—	$3,888	$—	$3,888
Other noncurrent liability	(24)	—	(24)	—	(24)
As of December 31, 2017:
Other noncurrent asset	$324	$—	$324	$—	$324
Other noncurrent liability	(254)	—	(254)	—	(254)

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Location
Amount of gain (loss) recognized in other comprehensive income on derivative	$1,119	$(178)	$3,429	$(167)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”) into earnings	163	—	473	(73)	Interest Expense
Amount of loss reclassified from AOCI into earnings as a result of originally forecasted transaction becoming probable of not occurring	—	—	—	(100)	Interest Expense
The gain recognized in other comprehensive income for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at September 30, 2018, $1.1 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under ASC 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Three months ended September 30,		Nine Months Ended September 30,
Description	Location	2018	2017	2018	2017
Loss on interest contracts	Interest expense	$—	$(29)	$—	$(367)
See Note (10) Fair Value Measurements and Financial Information for further information related to the Company’s derivative instruments.

(10) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt, capital lease obligations and contingent liabilities. As of September 30, 2018 and December 31, 2017, the carrying values of the Company’s financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
At September 30, 2018 and December 31, 2017, the financial instruments measured by the Company at fair value on a recurring basis were its interest rate derivatives.
The fair market value of the derivative financial instruments reflected on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in thousands of dollars):

		Fair value measurements at reporting date using
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$3,888	$—	$3,888	$—
Liabilities:
Interest rate derivatives	(24)	—	(24)	—

		Fair value measurements at reporting date using
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$70	$—	$70	$—
Liabilities:
Aggregate CVR Payment	(6,665)	—	(6,665)	—
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
During the nine months ended September 30, 2018 and 2017, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $82.8 million and $96.1 million as of September 30, 2018 and December 31, 2017, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 days or less. As of September 30, 2018, trade receivables from the Company’s top two customers individually represented 20% of total accounts receivable. As of December 31, 2017, trade receivables from the Company’s top customer represented 17% of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has not had to write-off any bad debts for its customers during the nine months ended September 30, 2018 or in 2017 and has a process in place to collect all receivables within 30 to 60 days of aging.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(11) Stock-Based Compensation
As of September 30, 2018, the Company has four types of stock-based compensation under the Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors, (iii) restricted stock units and (iv) non-qualified stock options. RSUs and non-qualified stock options are issued to executive officers and other key management personnel. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Equity and Incentive Award Plan.
The following table summarizes stock-based compensation costs for the three and nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Deferred stock awards	$1,070	$1,070	$3,211	$3,211
Restricted stock awards	185	94	366	245
Restricted stock units	2,864	1,643	6,620	3,217
Non-qualified stock options	690	322	1,727	661
Equity-based compensation cost	$4,809	$3,129	$11,924	$7,334

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
The first stock bonuses vested on January 1, 2018 and were settled for 177,872 shares, net of withholdings, based on the February 15, 2018 close price of $14.98. The second stock bonus will vest on January 1, 2019 and will be settled on February 15, 2019. For the three months ended September 30, 2018 and 2017, the Company recognized $1.1 million of non-cash stock compensation expense. For the nine months ended September 30, 2018 and 2017, the Company recognized $3.2 million of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2018, total unamortized compensation cost related to unvested deferred stock awards was $1.1 million, which the Company expects to recognize over the remaining weighted-average period of 0.25 years.
(b) Restricted stock awards
For the three months ended September 30, 2018 and 2017, the Company recognized $0.2 million and $0.1 million, respectively, of non-cash stock compensation expense. For the nine months ended September 30, 2018 and 2017, the Company

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

recognized $0.4 million and $0.2 million, respectively, of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated and statements of operations and comprehensive income (loss). As of September 30, 2018, total unamortized compensation cost related to unvested restricted stock awards was $0.9 million, which the Company expects to recognize over the remaining weighted-average period of 1.01 years.
Rollforward of restricted stock awards as of September 30, 2018 is as follows:

	Number of Restricted Stock Awards	Weighted average grant date fair value
Total non-vested at December 31, 2017	95,335	$20.51
Shares issued	42,936	14.17
Shares vested	(6,315)	14.49
Shares forfeited	—	—
Non-vested balance at September 30, 2018	131,956	$18.73

(c) Restricted stock units
Restricted stock units are stock awards that vest over a one- to three-year service period. The compensation expense associated with these RSUs will be amortized into earnings on a straight-line basis over the vesting period. For the three months ended September 30, 2018 and 2017, the Company recognized $2.9 million and $1.6 million of non-cash stock compensation expense, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized $6.6 million and $3.2 million, respectively, of non-cash stock compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2018, total unamortized compensation cost related to unvested restricted stock units was $24.1 million, which the Company expects to recognize over the remaining weighted-average period of 2.11 years.
Rollforward of restricted stock units as of September 30, 2018 is as follows:

	Number of Restricted Stock Units	Weighted average grant date fair value
Total non-vested at December 31, 2017	1,099,620	$14.62
Units issued	1,501,095	14.99
Units vested	(355,035)	14.59
Actual units forfeited	(203,149)	15.07
Non-vested balance at September 30, 2018	2,042,531	$14.86

(d) Non-qualified stock options
For the three months ended September 30, 2018 and 2017, the company recognized $0.7 million and $0.3 million, respectively, of non-cash compensation expense into earnings. For the nine months ended September 30, 2018 and 2017, the Company recognized $1.7 million and $0.7 million, respectively, of non-cash compensation expense into earnings, which is presented within selling, general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2018, total unamortized compensation cost related to unvested stock options was $5.4 million, which the Company expects to recognize over the remaining weighted-average period of 2.10 years.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Rollforward of stock options as of September 30, 2018 is as follows:

	Number of Stock Options	Weighted average grant date fair value
Total outstanding at December 31, 2017	589,977	$6.16
Options granted	647,768	7.28
Options exercised	—	—
Actual options forfeited	(18,728)	6.68
Options expired	—	—
Total outstanding at June 30, 2018	1,219,017	$6.75

There were 196,657 stock options vested and exercisable at September 30, 2018.
Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

	2018 Options Granted	2017 Options Granted
Valuation assumptions:
Expected dividend yield	0%	0%
Expected equity volatility	46.3%	51.5%
Expected term (years)	6	6
Risk-free interest rate	2.7%	1.6%
Weighted average:
Exercise price per stock option	$15.31	$19.00
Market price per share	$15.31	$14.49
Fair value per stock option	$7.28	$6.16

(12) Stockholders’ Equity
(a) Vesting of Stock Awards
During the three and nine months ended September 30, 2018, 14,701 shares and 436,130 shares were issued, respectively, net of share settlements for payment of payroll taxes, upon the vesting of certain RSUs and deferred stock awards. Shares withheld during the period were immediately retired by the Company.
(b) Secondary Offering
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase, Keane Investor controlled 53.1% of the Company’s outstanding common stock as of September 30, 2018.
(c) Stock Repurchase
During the three and nine months ended September 30, 2018, the Company completed $29.3 million and $69.4 million of total share repurchases of its common stock at an average price of $12.18 and $13.78 per share, representing a total of 2,406,342 and 5,040,434 common shares of the Company, respectively. As of September 30, 2018, the Company had $70.6 million remaining for future share repurchases under its existing stock repurchase program. Of the total amount of shares repurchased, 1,248,440 shares were repurchased from White Deer Energy (as defined herein). For further details of this related-party transaction with White Deer Energy, see Note (18) Related Party Transactions.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(13) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the condensed consolidated balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2017	$(2,507)	$779	$(1,728)
Other comprehensive income (loss), before tax	(37)	2,956	2,919
Income tax expense(1)	—	—	—
September 30, 2018	$(2,544)	$3,735	$1,191

(1)	The deferred tax liability created by other comprehensive income was netted against the Company’s deferred tax asset, which was offset by a valuation allowance.

The following table summarizes reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2018 and 2017 and (in thousands of dollars):

					Affected line item in the unaudited condensed consolidated statements of operations and comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate derivatives, hedging	$163	$—	$473	$(173)	Interest expense
Foreign currency items	—	—	—	—	Other income
Total reclassifications	$163	$—	$473	$(173)

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$30,779	$4,065	$53,203	$(80,088)

Denominator:
Basic weighted-average common shares outstanding(1)	108,825	111,509	110,706	104,496
Dilutive effect of restricted stock awards granted to Board of Directors	53	73	52	66
Dilutive effect of deferred stock award granted to named executive officers	—	—	—	—
Dilutive effect of RSUs granted under stock incentive plans	112	173	113	104
Diluted weighted-average common shares outstanding(2)	108,990	111,755	110,871	104,666

(1)
The basic weighted-average common shares outstanding have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the Company’s Existing Owners’ membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the nine months ended September 30, 2017, the calculation of diluted net loss per share on the unaudited condensed consolidated statements of operations and comprehensive income (loss) gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

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
Rental expense associated with the Company’s operating leases was $3.4 million and $3.6 million for the three months ended September 30, 2018 and 2017, respectively. Rental expense associated with the Company’s operating leases was $9.8 million and $8.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Sublease proceeds were nil and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Sublease proceeds were nil and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. All sublease proceeds related to the subleased properties of the Company’s Canadian operations. These sublease proceeds were recorded as a reduction of the Company’s Canadian operations’ exit costs liability.
Additionally, the Company has sale-leasebacks that expire in 2020. Future minimum lease payments include $2.4 million related to the sale-leasebacks.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Minimum lease commitments remaining under operating leases for the next five years are $38.6 million as listed below:

Year-end December 31,	(Thousands of Dollars)
2018	$4,206
2019	15,450
2020	9,451
2021	5,158
2022	4,320
Total	$38,585

(16) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. As a result of the IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Accordingly, a provision for federal and state corporate income taxes has been made for the operations of Keane Group, Inc. from January 1, 2018 through September 30, 2018 in the unaudited condensed consolidated financial statements.
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
Included in the Company’s recording of its initial deferred taxes upon contribution to Keane Group, Inc. are deferred tax liabilities related to certain indefinite-lived intangible assets. The deferred tax liability related to these indefinite-lived intangible assets will only reverse at the time of ultimate sale or impairment. Due to the uncertain timing of this reversal, the temporary differences associated with indefinite-lived intangibles cannot be considered a source of future taxable income for purposes of determining a valuation allowance. As such, the deferred tax liability cannot be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” The Company recognized a deferred tax liability of $1.9 million associated with this naked credit upon the IPO. This is presented within other noncurrent liabilities in the condensed consolidated balance sheets. This amount will increase as additional tax amortization is recognized, but will only decrease if the indefinite-lived intangibles are sold or impaired. Total deferred tax liability as of September 30, 2018 was $1.7 million, which was comprised of the naked credit and state tax deferred liabilities.
The Company’s effective tax rate on continuing operations for the nine months ended September 30, 2018 was 6.44%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, change in valuation allowance and discrete tax effects related to secondary transaction costs and stock-based compensation benefits.
  Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, given the provisions of enacted tax laws. Tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2018, the Company did not have any accrued liabilities for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months.
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
(17) Commitments and Contingencies
As of September 30, 2018 and December 31, 2017, the Company had $3.8 million and $19.8 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $22.9 million and $82.5 million, as of September 30, 2018 and December 31, 2017, respectively.
As of September 30, 2018 and December 31, 2017, the Company had committed $1.3 million and nil, respectively, to research and development with its equity-method investee, that is expected to generate economic benefits in 2019. As of September 30, 2018, future commitments associated with this research and development activity is anticipated to be approximately $3.1 million.
As of September 30, 2018 and December 31, 2017, the Company had issued letters of credit of $2.5 million and $2.0 million under the 2017 ABL Facility which secured performance obligations related to the Company’s capital lease with CIT Finance LLC and its general liability insurance.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of September 30, 2018 are listed below:

(Thousands of Dollars)
2018	$7,324
2019	35,835
2020	32,475
2021	10,850
2022	—
$86,484

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
The Company has been served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) and state laws. On December 27, 2016, two former employees filed a complaint for a proposed collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the FLSA and Pennsylvania law. In the first quarter of 2018, the parties agreed to settle the claims for $4.2 million. The Company has recognized a liability for the full settlement, which is recorded in accrued expenses on the condensed consolidated balance sheet as of September 30, 2018. The Company funded this settlement in the fourth quarter of 2018.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The Company is involved in a commercial dispute whereby a former customer has commenced an arbitration proceeding, captioned Halcon Operating Co., Inc. and Halcon Energy Properties, Inc. v. Keane Frac LP and Keane Frac GP, LLC, and on December 15, 2017, made a contested claim for contractual damages of approximately $4.3 million. The Company intends to vigorously dispute the merits of this claim and has asserted affirmative counterclaims for unpaid bills and other tort damages. Additionally, the Company has been served with a class or collective action claim alleging that the Company failed to pay a class of workers in Texas overtime in compliance with the FLSA and state laws. The Company intends to vigorously dispute the merits of these claims based on the Motor Carrier Act overtime exemption. The Company has recognized a liability of $2.8 million for these disputes which is recorded in accrued expenses on the condensed consolidated balance sheet as of September 30, 2018.
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

(18) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.1 million and $0.3 million during the three and nine months ended September 30, 2018 and $0.1 million during the three and nine months ended September 30, 2017.
In connection with the Company’s reorganization, the Company engaged in transactions with affiliates. See Note (1) Basis of Presentation and Nature of Operations and Note (12) Stockholders’ Equity for a description of these transactions.
In connection with the Company’s research and development initiatives, the Company has engaged in transactions with its equity-method investee. See Note (17) Commitments and Contingencies for a description of these commitments. As of September 30, 2018, the Company has purchased $1.2 million of shares in its equity-method investee.
In connection with the Company’s acquisition of RockPile, the Company agreed to pay contingent consideration, which was settled in early April 2018. See Note (3) Acquisitions for further detail.
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor controlled 50.9% of the Company’s outstanding common stock. Upon completion of the offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase (as discussed herein), Keane Investor controls 53.1% of the Company’s outstanding common stock as of September 30, 2018. During the nine months ended September 30, 2018, the Company incurred $13.0 million of transaction costs on behalf of the selling stockholder, which were included under selling, general and administrative expenses within the unaudited condensed consolidated statements of operations and comprehensive loss. Transaction costs consist of the underwriters’ fees, other offering fees and expenses for professional services rendered specifically in connection with the offering.
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

	(Thousands of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operations by business segment
Revenue:
Completion Services	$548,418	$468,479	$1,625,798	$1,031,768
Other Services	10,490	8,823	24,659	8,823
Total revenue	$558,908	$477,302	$1,650,457	$1,040,591
Gross profit:
Completion Services	$122,490	$84,472	$364,122	$145,385
Other Services	(381)	1,741	(1,557)	1,741
Total gross profit	$122,109	$86,213	$362,565	$147,126
Operating income (loss):
Completion Services	$56,771	$42,362	$186,731	$49,807
Other Services	(1,221)	1,055	(5,114)	(1,894)
Corporate and Other	(30,624)	(32,302)	(97,755)	(78,881)
Total operating income (loss)	$24,926	$11,115	$83,862	$(30,968)
Depreciation and amortization:
Completion Services	$64,579	$41,542	$174,376	$96,674
Other Services	840	1,586	3,557	4,323
Corporate and Other	2,868	3,076	9,809	8,319
Total depreciation and amortization	$68,287	$46,204	$187,742	$109,316
(Gain) loss on disposal of assets
Completion Services	$1,140	$568	$3,015	$(1,096)
Other Services	—	(900)	—	(688)
Corporate and Other	(27)	634	2,154	1,647
Total (gain) loss on disposal of assets	$1,113	$302	$5,169	$(137)
Exit Costs:
Corporate and Other	$(1)	$677	$(154)	$1,024
Total exit costs	$(1)	$677	$(154)	$1,024
Income tax provision:
Corporate and Other	$(2,623)	$(797)	$(4,855)	$(1,862)
Total income tax:	$(2,623)	$(797)	$(4,855)	$(1,862)

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Net income (loss):
Completion Services	$56,771	$42,362	$186,731	$49,807
Other Services	(1,221)	1,055	(5,114)	(1,894)
Corporate and Other	(24,771)	(39,352)	(128,414)	(128,001)
Total net income (loss)	$30,779	$4,065	$53,203	$(80,088)
Capital expenditures(1):
Completion Services	$89,904	$48,314	$233,665	$100,865
Other Services	98	—	1,642	1,718
Corporate and Other	3,122	2,190	4,008	2,582
Total capital expenditures	$93,124	$50,504	$239,315	$105,165

(1)	Excludes expenditures for leasehold improvements and acquisitions.

	(Thousands of Dollars)
	September 30, 2018	December 31, 2017
Total assets by segment:
Completion Services	$948,643	$863,419
Other Services	17,702	21,877
Corporate and Other	147,984	157,820
Total assets	$1,114,329	$1,043,116

Total assets by geography:
United States	$1,112,875	$1,041,596
Canada	1,454	1,520
Total assets	$1,114,329	$1,043,116

Goodwill by segment:
Completion Services	$132,524	$134,967
Total goodwill	$132,524	$134,967

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual periods beginning after December 15, 2017. The Company adopted the provisions of ASU 2016-01 effective January 1, 2018. The adoption of these standards did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements of Financial Instruments - Overall,” to make targeted improvements that addressed certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The targeted improvements address the discontinuation of, adjustments to and transition guidance for equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities and the measurement of changes in fair value option liabilities denominated in a foreign currency. The Company adopted this standard as of July 1, 2018. The adoption of this standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2018. The Company early adopted this standard effective June 20, 2018. The adoption of this standard did not have an impact on the Company’s unaudited condensed consolidated financial statements, as the Company has only issued shares to employees or nonemployee directors and has previously recognized its nonemployee directors share-based payments in line with its recognition of share-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.
(b) Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company anticipates the adoption of this standard will result in a significant increase in its assets and liabilities, as the Company has certain operating and real property lease arrangements for which it is the lessee. The Company is continuing to evaluate whether any of its arrangements would qualify the Company as a lessor; however, the Company currently anticipates it would only qualify as a lessor for real estate arrangements where it is the sublessor. The standard is effective for the Company beginning on January 1, 2019.
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

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” which made clarifications, correction of errors and minor improvements to ASC 220, “Income Statement - Reporting Comprehensive Income - Overall,” ASC 470-50, “Debt Modifications and Extinguishments,” ASC 480-10, “Distinguishing Liabilities from Equity - Overall,” ASC 718-740, “Compensation - Stock Compensation - Income Taxes,” ASC 805-740, “Business Combinations - Income Taxes,” ASC 815-10, “Derivatives and Hedging - Overall,” ASC 820-10, “Fair Value Measurement - Overall,” ASC 940-405, “Financial Services - Brokers and Dealers - Liabilities,” and ASC 962-325, “Plan Accounting - Defined Contribution to Pension Plans - Investments - Other.” The transition and effective dates of ASU 2018-09 vary for each amendment. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as it only has qualifying transactions that would be impacted by the amendments to ASC 718-740.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removed, modified and added disclosure requirements from ASC 820. ASU 2018-13 is effective for annual periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as this standard primarily addresses disclosure requirements for Level 3 fair value measurements. The Company does not currently have or anticipate having Level 3 fair value instruments.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
(21) Subsequent Events
(a) Stock Repurchase Program
Since the beginning of the fourth quarter of 2018, Keane has completed a further $18.2 million of share repurchases. Effective October 26, 2018, Keane’s Board of Directors authorized a reset of capacity on its existing stock repurchase program back to $100 million. Additionally, the program’s expiration date was extended to September 2019 from a previous expiration of February 2019.

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
EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include hydraulic fracturing, wireline perforation and logging and engineered solutions, cementing as well as other value-added service offerings. Our total capacity includes approximately 1.4 million hydraulic horsepower. Our assets are primarily comprised of 27 hydraulic fracturing fleets (“fleets”), 34 wireline trucks, 24 cementing units and other ancillary assets. Our geographic footprint includes the Permian Basin, the Marcellus Shale/Utica Shale, the Eagle Ford Formation, the Bakken Formation and other active oil and gas basins. Keane is dedicated to providing industry-leading completion services with a strict focus on health, safety and environmental stewardship, combined with cost-effective customer-centric solutions. We distinguish ourselves through our partnerships with our customers, our laser-focus on safety, our transparency concerning value creation and our responsibilities to employees and customers.
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
Acquisition of Hydraulic Fracturing Equipment
On July 24, 2018, we executed a purchase agreement with Refinery Specialties, Incorporated (“RSI”) to acquire approximately 90,000 hydraulic horsepower and related support equipment for approximately $35.4 million, inclusive of $0.8 million for deposit reimbursement related to future equipment deliveries. This acquisition was partially funded by the insurance proceeds we received in connection with a portion of one hydraulic fracturing fleet that was damaged in an accidental fire in July 2018 (for further details see Note (6) Property and Equipment, net of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”). We also assumed operating leases for light duty vehicles. In September 2018, we reached an agreement with RSI to refund us $0.8 million of the purchase price due to repair costs required for certain acquired equipment. The resulting purchase price after the refund was $34.6 million. A portion of the acquired horsepower replaced the equipment damaged during the fire, with the remainder integrated into our existing fleets.
Financial results
Revenue during the three months ended September 30, 2018 totaled $558.9 million, an increase of 17% compared to revenue during the three months ended September 30, 2017 of $477.3 million. During the three months ended September 30, 2018, we had an average of 27.0 fleets deployed, of which utilization averaged 89% driven by unanticipated white space in the frac calendar, resulting in the equivalent of 24.0 fully-utilized fleets, as compared to an average of 24.7 deployed fleets working at 100% utilization during the three months ended September 30, 2017. Revenue growth reflects our strategy of aligning with high quality and efficient customers under dedicated agreements with periodic price re-openers, which allows for market adjustments and inflation recovery. Average annualized revenue per fleet deployed increased 20%, to $91.4 million during three months ended September 30, 2018 from $75.9 million during three months ended September 30, 2017. This strategy allowed us to promote a continued partnership on improving operational performance and adjust pricing to offset changes in input costs. Improved fleet performance and overall pricing also had a favorable impact on operating margins, which is calculated by dividing operating income (loss) by revenue. We continued to experience input cost inflation for our underlying commodity costs, particularly labor, fuel, chemicals and sand trucking, which continue to face supply constraints across all markets. This input cost inflation was partially offset by declines in proppant pricing, driven by increased production of lower cost in-basin sand and increased availability of Northern White sand. Consistent with our efforts to maintain and grow the supply of key commodities and skilled workforce, as influenced by market capacity, we continued to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent. We reported operating income of $24.9 million during the three months ended September 30, 2018, as compared to operating income of $11.1 million during the three months ended September 30, 2017.
We reported net income of $30.8 million, or $0.28 per basic and diluted share, during the three months ended September 30, 2018, compared to net income of $4.1 million, or $0.04 per basic and diluted share, during the three months ended September 30, 2017. Net income during the three months ended September 30, 2018 includes approximately $6.8 million of management adjustments to arrive at Adjusted EBITDA (as defined herein), driven by $14.9 gain from the insurance proceeds received in connection with the July 1, 2018 accidental fire, $4.8 million of non-cash stock compensation expense, $2.8 million of legal contingencies and $0.5 million of integration costs associated with the asset acquisition from Refinery Specialties, Incorporated (“RSI”). Net income during the three months ended September 30, 2017 includes approximately $13.3 million of management adjustments to arrive at Adjusted EBITDA, driven primarily by $7.9 million of acquisition and integration costs associated with the acquisition of RockPile, $3.3 million of non-cash stock compensation expense and $1.6 million of commissioning costs for our idled fleets. Excluding the adjustments discussed above, net income during the three months ended September 30, 2018 and 2017 was $24.0 million and $17.4 million, respectively, or $0.22 and $0.16 per basic and diluted share, respectively.
Business outlook
In 2017 and through the first half of 2018, our industry experienced an increase in the level of drilling activity, driven by growth in E&P capital spending budgets. Commodity prices improved, with crude oil and natural gas prices well above levels prevailing at the beginning of 2017. These dynamics, combined with the completion of previously drilled wells, led to significant growth in the demand for U.S. completion services. At the same time, the availability and supply of completions services was impacted by higher completions intensity, which drove increases in the amount of equipment that must be utilized per fleet and acceleration of maintenance cycles, both of which had a tightening effect on available supply.
Beginning in the second quarter of 2018, concerns began to emerge regarding a potential temporary shortage of takeaway capacity in the Permian Basin. We continue to believe any potential impact to the industry from takeaway capacity shortages will be transitory, as additional pipeline capacity is under development and expected to come online throughout 2019 and 2020. Furthermore, we believe takeaway shortages could be partially offset by alternative methods of transportation and a reallocation of activity to other basins.
During the third quarter of 2018, a divergence between the efficiencies of completion service companies and drilling companies created unexpected downtime on the calendar for highly-efficient completion service operators, negatively impacting fleet utilization. For the fourth quarter of 2018, we expect these efficiency-driven impacts to continue. Additionally, we expect factors such as E&P capital budget exhaustion, early achievement of E&P production targets, price differentials and normal seasonality, to create softness in demand for the fourth quarter and the early part of 2019. We believe all of these factors are temporary, and we expect them to ameliorate as we progress through 2019.
We believe our strategy of keeping our assets well-maintained and partnering with top-tier customers under dedicated agreements, combined with supportive, long-term completions services supply and demand, position us well for the supportive industry dynamics we expect in 2019, including refreshed E&P capital budgets, strong fundamentals for crude oil and natural gas prices, stable or growing rig counts and an increasing number of drilled but uncompleted wells.
Financial markets, liquidity, and capital resources
At September 30, 2018, we had a cash balance of approximately $82.8 million. We also had $207.9 million available under our asset-based revolving credit facility as of September 30, 2018, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including capital expenditures and working capital investments.
During the nine months ended September 30, 2018, we filed a Registration Statement on Form S-1 (File No. 333-222500) that was declared effective on January 17, 2018 by the Securities and Exchange Commission for an offering of shares of our common stock on behalf of Keane Investor Holdings LLC (“Keane Investor” or the “selling stockholder”). 15,320,015 shares were registered and sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. We did not sell any common stock in, and did not receive any of the proceeds from, the secondary offering. Following completion of the secondary offering, the vesting of certain of the Company’s RSUs (as defined herein) on January 2018 and the Company’s stock repurchase (as discussed herein), at September 30, 2018, Keane Investor owns approximately 53.1% of the Company’s outstanding common stock.
For additional information on market conditions and our liquidity and capital resources, see “Liquidity and Capital Resources,” and “Business Environment and Results of Operations” herein.
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, Eagle Ford Basin and the Bakken Formation. According to Spears & Associates, these regions are expected to account for approximately 68% of all new horizontal wells anticipated to be drilled between 2018 and 2022. In addition, the high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the U.S. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for 54% of total active rigs in the U.S. between 2018 and 2022 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with a 230% increase in rig count from their combined May 2016 low of 170 to 561 as of September 30, 2018.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate (“WTI”) and Henry Hub natural gas:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2018	2017	2017
Oil price - WTI(1)	$69.76	$48.16	$66.89	$49.39	$50.88
Natural gas price - Henry Hub(2)	2.93	2.95	2.95	3.01	2.99
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Product Type	2018	2017	2018	2017	2017
Oil	863	759	829	690	703
Natural Gas	186	186	189	170	172
Other	2	1	1	1	1
Total	1,051	946	1,019	861	876

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
Drilling Type	2018	2017	2018	2017	2017
Horizontal	921	799	890	720	736
Vertical	63	70	61	72	70
Directional	67	77	68	69	70
Total	1,051	946	1,019	861	876

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
Following a trough in early 2016, oil prices and natural gas prices have recovered to $73.16 and $3.01, respectively, or approximately 179% and 102%, respectively, as of September 28, 2018, from their lows in early 2016 of $26.19 and $1.49, respectively. The US Energy Information Administration (the “EIA”) projects WTI spot prices to average $69.00 in 2019. The EIA expects Henry Hub natural gas prices to average $3.12 in 2019.
With the rebound in commodity prices from their lows in early 2016, drilling and completion activity has continued to increase in 2018, with U.S. active rig count at the end of September 2018 more than 160% above the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near term, and market volatility has continued to persist. Despite this market volatility, we continue to experience increased demand for our services, as we partner with companies with longer-term drilling programs.
The EIA projects that the average WTI spot price will increase through 2040 from growing demand and the development of more costly oil resources. Global liquids demand is expected to average 101.6 million barrels per day in 2019. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) increased likelihood of favorable regulatory and legislative initiatives, (ii) increased acceptance of natural gas as a clean and abundant domestic fuel source and (iii) the emergence of low-cost natural gas shale developments. Natural gas demand in North America is expected to average 80.4 billion cubic feet per day in 2019.

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017
Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

	Three Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2018	2017	2018	2017	$	%
Completion Services	$548,418	$468,479	98%	98%	$79,939	17%
Other Services	10,490	8,823	2%	2%	1,667	19%
Revenue	558,908	477,302	100%	100%	81,606	17%
Completion Services	425,928	384,007	76%	80%	41,921	11%
Other Services	10,871	7,082	2%	1%	3,789	54%
Costs of services (excluding depreciation and amortization, shown separately)	436,799	391,089	78%	82%	45,710	12%
Completion Services	122,490	84,472	22%	18%	38,018	45%
Other Services	(381)	1,741	0%	0%	(2,122)	(122%)
Gross profit	122,109	86,213	22%	18%	35,896	42%
Depreciation and amortization	68,287	46,204	12%	10%	22,083	48%
Selling, general and administrative expenses	27,783	28,592	5%	6%	(809)	(3%)
Loss on disposal of assets	1,113	302	0%	0%	811	269%
Operating income	24,926	11,115	4%	2%	13,811	124%
Other income	14,454	942	3%	0%	13,512	1,434%
Interest expense	(5,978)	(7,195)	(1%)	(2%)	1,217	(17%)
Total other income (expense)	8,476	(6,253)	2%	(1%)	14,729	(236%)
Income tax expense	(2,623)	(797)	0%	0%	(1,826)	229%
Net income	$30,779	$4,065	6%	1%	$26,714	657%

Revenue:     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue during the three months ended September 30, 2018 increased by $81.6 million, or 17%, to $558.9 million from $477.3 million during the three months ended September 30, 2017. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $79.9 million, or 17%, to $548.4 million during the three months ended September 30, 2018 from $468.5 million during the three months ended September 30, 2017. During the three months ended September 30, 2018, we had an average of 27.0 fleets deployed, of which utilization averaged 89% driven by unanticipated white space in the frac calendar, resulting in the equivalent of 24.0 fully-utilized fleets, as compared to 24.7 average deployed fleets working at 100% utilization during the three months ended September 30, 2017. Despite this reduction in deployed fleets, the increase in revenue of 17% was due to improvements in efficiencies, net pricing increases over the term, and continued bundling coupled with newly introduced technology employed in performing our wireline services.
Other Services:     Other Services segment revenue increased by $1.7 million, or 19%, to $10.5 million during the three months ended September 30, 2018 from $8.8 million during the three months ended September 30, 2017. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile and the ramp-up of idle cement assets acquired during the acquisition of a majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the "Acquired Trican Operations"). Revenue during the three months ended September 30, 2018 was earned in our cementing division.

Cost of services:     Cost of services during the three months ended September 30, 2018 decreased as a percentage of revenue to 78% from 82% during the three months ended September 30, 2017. This decrease as a percentage of revenue was driven by overall operational efficiency and higher net pricing. Total cost of services during the three months ended September 30, 2018 increased by $45.7 million, or 12%, to $436.8 million from $391.1 million during the three months ended September 30, 2017, driven by by (i) price inflation on our key input costs, (ii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, including longer laterals and (iii) increased activities in our cementing business, all partially offset by (iv) declines in proppant pricing, driven by increased production of lower cost in-basin sand and increased availability of Northern White sand. During the three months ended September 30, 2018, we had management adjustments of $0.2 million in integration costs related to our asset acquisition from RSI. During the three months ended September 30, 2017, we had management adjustments of $1.9 million of acquisition and integration costs associated with the acquisition of RockPile and $1.6 million of commissioning costs for our idle fleets. Excluding the above-mentioned management adjustments, total cost of services was $436.6 million and $387.6 million during the three months ended September 30, 2018 and 2017, respectively.
Cost of services, as a percentage of total revenue is presented below:

Description	2018	2017	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	78%	82%	(4)%
Other Services	104%	80%	24%
Total cost of services as a percentage of total revenue	78%	82%	(4)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     As a percentage of segment revenue, total cost of services was 78% and 82%, during the three months ended September 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 4%. This decrease was driven by overall operational efficiency and higher net pricing, partially offset by overall higher net inflation on input costs. During the three months ended September 30, 2018, we had management adjustments of $0.2 million in integration costs related to our asset acquisition from RSI. During the three months ended September 30, 2017, we had management adjustments of $1.8 million of acquisition and integration costs associated with the acquisition of RockPile and $1.6 million of commissioning costs for our idle fleets. Excluding the above-mentioned management adjustments, Completion Services segment cost of services was $425.7 million and $380.6 million during the three months ended September 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 3%.
Other Services:     Other Services segment cost of services increased by $3.8 million, or 54%, to $10.9 million during the three months ended September 30, 2018 from $7.1 million during the three months ended September 30, 2017. This change was driven by the change in cost of services mix, as we divested our workover assets during the third and fourth quarters of 2017, coupled with increased costs associated with the ramp-up of the cementing business line. During the three months ended September 30, 2017, we had management adjustments of $0.1 million of acquisition and integration costs associated with the acquisition of RockPile.
Depreciation and amortization:     Depreciation and amortization expense as a percentage of revenues was 12% and 10% during the three months ended September 30, 2018 and 2017, respectively. However, total depreciation expense increased by $22.1 million, or 48%, to $68.3 million during the three months ended September 30, 2018 from $46.2 million during the three months ended September 30, 2017. This change was primarily attributable to the purchase of newbuild equipment and the asset acquisition from RSI, combined with changes in the estimated useful lives of certain assets during the first half of 2018.
Selling, general and administrative expense:     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by 3% to $27.8 million during the three months ended September 30, 2018 from $28.6 million during the three months ended September 30, 2017. Total management adjustments were $7.9 million during the three months ended September 30, 2018, driven primarily by $4.8 million of non-cash stock compensation expense, $2.8 million of legal contingencies and $0.3 million in integration costs related to our asset acquisition from RSI. Management adjustments were $11.1 million during the three months ended September 30, 2017, driven by $6.9 million of transaction costs related to the acquisition of RockPile, $3.3 million of non-cash stock compensation expense and $0.6 of legal contingencies. Excluding these management adjustments, SG&A expense as a percentage of revenue was 4% during each of the three months ended September 30, 2018 and 2017.
Loss on disposal of assets:     Loss on disposal of assets in 2018 increased by $0.8 million to a loss of $1.1 million during the three months ended September 30, 2018 from a loss of $0.3 million during the three months ended September 30, 2017. This change was primarily attributable to early disposals of various hydraulic fracturing pump components during the three months ended September 30, 2018.
Other income (expense), net.     Other income (expense), net, in 2018 increased by $13.5 million to income of $14.5 million during the three months ended September 30, 2018 from income of $0.9 million during the three months ended September 30, 2017. This change is primarily due to the $14.9 gain recognized during the three months ended September 30, 2018 on the insurance proceeds received for losses resulting from the July 1, 2018 accidental fire.
Interest expense, net.     Interest expense, net of interest income, decreased by $1.2 million, or 17%, to $6.0 million during the three months ended September 30, 2018 from $7.2 million during the three months ended September 30, 2017. This change was primarily attributable to lower interest rates under our 2018 Term Loan Facility than our 2017 Term Loan Facility.
Net income.     Net income was $30.8 million during the three months ended September 30, 2018, as compared with net income of $4.1 million during the three months ended September 30, 2017. The improvements in our net results during the three months ended September 30, 2018 were due to the changes in revenue and expenses discussed above.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2018	2017	2018	2017	$	%
Completion Services	$1,625,798	$1,031,768	99%	99%	$594,030	58%
Other Services	24,659	8,823	1%	1%	15,836	179%
Revenue	1,650,457	1,040,591	100%	100%	609,866	59%
Completion Services	1,261,676	886,383	76%	85%	375,293	42%
Other Services	26,216	7,082	2%	1%	19,134	270%
Costs of services (excluding depreciation and amortization, shown separately)	1,287,892	893,465	78%	86%	394,427	44%
Completion Services	364,122	145,385	22%	14%	218,737	150%
Other Services	(1,557)	1,741	0%	0%	(3,298)	(189%)
Gross profit	362,565	147,126	22%	14%	215,439	146%
Depreciation and amortization	187,742	109,316	11%	11%	78,426	72%
Selling, general and administrative expenses	85,792	68,915	5%	7%	16,877	24%
(Gain) loss on disposal of assets	5,169	(137)	0%	0%	5,306	(3,873%)
Operating income (loss)	83,862	(30,968)	5%	(3%)	114,830	(371%)
Other income	1,481	4,647	0%	0%	(3,166)	(68%)
Interest expense	(27,285)	(51,905)	(2%)	(5%)	24,620	(47%)
Total other expense	(25,804)	(47,258)	(2%)	(5%)	21,454	(45%)
Income tax expense	(4,855)	(1,862)	0%	0%	(2,993)	161%
Net income (loss)	$53,203	$(80,088)	3%	(8%)	$133,291	(166%)

Revenue:     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue during the nine months ended September 30, 2018 increased by $609.9 million, or 59%, to $1.7 billion from $1.0 billion during the nine months ended September 30, 2017. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $594.0 million, or 58%, to $1.6 billion during the nine months ended September 30, 2018 from $1.0 billion during the nine months ended September 30, 2017. This change was primarily attributable to (i) the 30% growth in our average number of deployed and 100% utilized fleets, (ii) increased operational efficiency with increased service intensity and (iii) improved net pricing.
Other Services:     Other Services segment revenue increased by $15.8 million, or 179%, to $24.7 million during the nine months ended September 30, 2018 from $8.8 million during the nine months ended September 30, 2017. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile and the ramp-up of idle cement assets acquired during the acquisition of the Acquired Trican Operations, partially offset by the divestiture of our workover and coiled tubing assets during the third and fourth quarters of 2017. Revenue during the nine months ended September 30, 2018 was earned in our cementing division.
Cost of services:     Cost of services during the nine months ended September 30, 2018 decreased as a percentage of revenue to 78% from 86% during the nine months ended September 30, 2017. This decrease as a percentage of revenue was driven by overall operational efficiency and higher net pricing. Total cost of services during the nine months ended September 30, 2018 increased by $394.4 million, or 44%, to $1.3 billion from $893.5 million during the nine months ended September 30, 2017, driven by (i) price inflation in our key input costs, (ii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, including longer laterals and (iii) increased activities in our cementing business, all partially offset by (iv) declines in proppant pricing, driven by increased production of lower cost in-basin sand. During the nine months ended September 30, 2018. we had management adjustments of $0.2 million in integration costs related to our asset acquisition from RSI. During the nine months ended September 30, 2017, we had management adjustments of $14.8 million related to $11.6 million of commissioning costs for our idle fleets, $1.9 million of acquisition and integration costs associated with the acquisition of RockPile and $1.3 million for bonuses paid to key operational employees in connection with our initial public offering (“IPO”). Excluding the above-mentioned management adjustments, total cost of services was $1.3 billion and $878.7 million during the nine months ended September 30, 2018 and 2017, respectively.
Cost of services, as a percentage of total revenue is presented below:

	Nine Months Ended September 30,
Description	2018	2017	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	78%	86%	(8)%
Other Services	106%	80%	26%
Total cost of services as a percentage of total revenue	78%	86%	(8)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     As a percentage of segment revenue, total cost of services was 78% and 86%, during the nine months ended September 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 8%. This decrease was driven by operational efficiency and increased net pricing, which more than offset the cost inflation on our key input costs. During the nine months ended September 30, 2018, we had management adjustments of $0.2 million in integration costs related to our asset acquisition from RSI. During the nine months ended September 30, 2017, we had management adjustments of $14.7 million related to $11.6 million of commissioning costs for our idle fleets, $1.8 million acquisition and integration costs associated with the acquisition of RSI and $1.3 million for bonuses paid to key operational employees in connection with our IPO. Excluding the above-mentioned management adjustments, Completion Services segment cost of services was $1.3 billion and $871.7 million during the nine months ended September 30, 2018 and 2017, or 78% and 84% of segment revenue, respectively, a decrease as a percentage of revenue of 6%.
Other Services:     Other Services segment cost of services increased by $19.1 million, or 270%, to $26.2 million, in the nine months ended September 30, 2018, from 7.1 million in the nine months ended September 30, 2017. This change was driven by (i) change in our cost of services mix, as we divested our workover assets in the third and fourth quarters of 2017 and (ii) increased costs associated with the ramp-up of the cement business line.
Depreciation and amortization:     Depreciation and amortization expense as a percentage of revenues was 11% during the nine months ended September 30, 2018 and 2017. However, total depreciation expense increased by $78.4 million, or 72%, to $187.7 million during the nine months ended September 30, 2018 from $109.3 million during the nine months ended September 30, 2017. This change was primarily attributable to changes in the estimated useful lives of certain assets during the nine months ended September 30, 2018, the purchase of newbuild equipment, the asset acquisition from RSI and equipment acquired in the acquisition of RockPile.
Selling, general and administrative expense:     SG&A expense, which represents costs associated with managing and supporting our operations was 5% and 7% of revenues during the nine months ended September 30, 2018 and 2017, respectively. Total management adjustments were $29.1 million during the nine months ended September 30, 2018, driven primarily by $13.0 million of transaction costs related to the secondary offering, $11.9 million of non-cash stock compensation expense, $2.8 million of legal contingencies, $0.9 million of refinancing costs and $0.4 million of integration costs associated with our asset acquisition from RSI. Management adjustments were $28.2 million during the nine months ended September 30, 2017, driven primarily by $10.3 million of transaction costs related to the acquisition of RockPile, $7.3 million in non-cash stock compensation expense, $5.6 million in legal contingencies, $4.6 million in IPO transaction costs and $0.2 million of commissioning costs. Excluding these management adjustments, SG&A expense as a percentage of revenue was 3% and 4% during the nine months ended September 30, 2018 and 2017, respectively, a decrease as a percentage of revenue of 1%.
(Gain) loss on disposal of assets:  Loss on disposal of assets in 2018 increased by $5.3 million to a loss of $5.2 million during the nine months ended September 30, 2018 from a gain of $0.1 million during the three months ended September 30, 2017.

This change was primarily attributable to the markdown to fair value of our idle real estate pending for sale in Mathis, Texas, upon classification as held for sale and early disposals of hydraulic fracturing pump components during the nine months ended September 30, 2018.
Other income (expense), net.     Other income (expense), net, in 2018 decreased by $3.2 million, or 68%, to income of $1.5 million during the nine months ended September 30, 2018 from income of $4.6 million during the nine months ended September 30, 2017. This change is primarily due to the $14.9 million gain recognized on the insurance proceeds received for losses resulting from the accidental fire during the nine months ended September 30, 2018, offset by the $13.2 million adjustment to the contingent value rights (“CVR”) liability and the $3.6 million gain on the indemnification settlement with Trican recognized during the nine months ended September 30, 2017. See Note (3) Acquisitions” to the unaudited condensed consolidated financial statements in Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for a detailed discussion of the CVR.
Interest expense, net.     Interest expense, net of interest income, decreased by $24.6 million, or 47%, to $27.3 million during the nine months ended September 30, 2018 from $51.9 million during the nine months ended September 30, 2017. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million incurred in 2017, in connection with the refinancing of our asset-based revolving credit facility and debt extinguishment of our pre-existing term loan facility (the “2016 Term Loan Facility”) and our secured notes due 2019 (the “Senior Secured Notes”), offset by write-offs of deferred financing costs of $7.6 million in 2018, in connection with the debt extinguishment of the 2017 Term Loan Facility.
Income tax expense.     Income tax expense increased by $3.0 million, or 161%, to expense of $4.9 million during the nine months ended September 30, 2018 from expense of $1.9 million during the nine months ended September 30, 2017. Our effective tax rate on continuing operations for the nine months ended September 30, 2018 was 6.44%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, change in valuation allowance and discrete tax effects related to secondary transaction costs and stock-based compensation benefits. For further discussion on our effective tax rate during the nine months ended September 30, 2018, see Note (16) Income Taxes to the unaudited condensed consolidated financial statements in Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
Net income.     Net income was $53.2 million during the nine months ended September 30, 2018, as compared with net loss of $80.1 million during the nine months ended September 30, 2017. The improvements in our net results during the nine months ended September 30, 2018 were due to the changes in revenue and expenses discussed above.
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
As of September 30, 2018, we had $82.8 million of cash and $351.7 million of debt, compared to $96.1 million of cash and $282.9 million of debt as of December 31, 2017. During the nine months ended September 30, 2018 and 2017, we had capital expenditures, including non-cash purchases of property and equipment and excluding leasehold improvements, of $239.3 million and $105.2 million, respectively.

	(Thousands of Dollars)
	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$251,104	$4,614
Net cash used in investing activities	(233,477)	(202,676)
Net cash provided by (used in) financing activities	(30,835)	220,689

Significant sources and uses of cash during the nine months ended September 30, 2018:
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the nine months ended September 30, 2018 of $251.1 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment.

•	Financing activities:

–	Cash provided by the 2018 Term Loan Facility, net of debt discount was $348.2 million.
Uses of cash:

•	Operating activities:

–	$7.9 million related to the portion of the cash settlement of the CVR liability that exceeded its acquisition-date fair value.
Investing activities:

–
Net cash used in investing activities of $233.5 million was primarily associated with our asset acquisition from RSI and our newbuild and maintenance capital spend on active fleets, offset by the insurance proceeds we received for our equipment that was damaged in July 2018 in an accidental fire (for further details see Note (6) Property and Equipment, net of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”).This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, including capital leases but excluding interest, was $287.0 million.

–	Cash used to pay debt issuance costs associated with our debt facilities was $7.3 million.

–	Shares repurchased and retired related to our stock repurchase program totaled $69.4 million.

–	Shares repurchased and retired related to payroll tax withholdings on our share-based compensation totaled $3.4 million.

–	$12.0 million related to the portion of the cash settlement of the CVR liability that is reflective of its acquisition-date fair value.

Significant sources and uses of cash during the nine months ended September 30, 2017:
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the nine months ended September 30, 2017 of $4.6 million was primarily driven by increased gross profit, partially offset by cash used for working capital, resulting from the growth in and increased utilization of our combined asset base, as well as proceeds of $2.1 million from the indemnification settlement with Trican.

•	Financing activities:

–
Net cash provided by the IPO proceeds, after giving effect to the repayments of our 2016 Term Loan Facility and the secured notes and payments for the capitalized costs directly attributable to the completion of the IPO, was $92.2 million.

–
The majority of the net proceeds from the 2017 Term Loan Facility, entered into on March 15, 2017, of $145.0 million were used to repay the then-outstanding balance of the secured notes and prepayment premium of $140.6 million.

–	Additionally, the 2017 Incremental Term Loan Facility, entered into on July 3, 2017, provided for $131.1 million, net of associated origination and other transaction fees.
Uses of cash:

•	Investing activities:

–
Net cash used in investing activities of $202.7 million was primarily associated with the acquisition of RockPile, maintenance capital spend on active fleets and commissioning costs associated with the deployment of our idle fleets, offset by total proceeds of $10.5 million from the sale of assets relating to our facilities in Woodward, Oklahoma and Searcy, Arkansas, certain air compressor units and six of the twelve workover rigs acquired in the acquisition of RockPile.

•	Financing activities:

–	$3.8 million of debt issuance costs incurred in connection with the initial borrowings under the 2017 ABL Facility.

–	Cash used to repay our 2017 outstanding debt facilities, including capital leases but excluding interest, was $2.8 million.
Future sources and use of cash
Capital expenditures for 2018 will be related to maintenance capital spend to support our existing active fleets as well as spend for the completion of three newbuild hydraulic fracturing fleets of approximately 150,000 hydraulic horsepower and three wireline spreads. We anticipate our capital expenditures will be funded by cash flows from operations. We currently estimate our capital expenditures for 2018 will be between $270.0 million and $280.0 million, excluding the asset acquisition from Refinery Specialists, Incorporated and the impact of expected insurance proceeds.
Debt service for the twelve months period ended December 31, 2018, excluding write-offs of deferred financing charges, is projected to be approximately $32.6 million. We anticipate our debt service will be funded by cash flows from operations.
During the third quarter of 2018, we completed approximately $29.3 million of total share repurchases, representing a total of approximately 2.6 million common shares. Repurchases were made as part of our $100 million stock repurchase program previously announced on February 26, 2018 and amended on July 26, 2018. The stock repurchase program does not obligate us to purchase any particular number of shares of common stock during any period and the program may be modified or suspended at any time our discretion. Effective October 26, 2018, Keane’s Board of Directors authorized a reset of capacity on our existing stock repurchase program back to $100 million. Additionally, the program’s expiration date was extended to September 2019 from a previous expiration of February 2019. For further details, see Note (12) Stockholders’ Equity of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
Other factors affecting liquidity
Financial position in current market. As of September 30, 2018, we had $82.8 million of cash and a total of $207.9 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, contingent liabilities and stock repurchase.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.5 million of letters of credit were outstanding as of September 30, 2018.
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
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments, undiscounted to present value, as of September 30, 2018.

(Thousands of Dollars) Contractual obligations	Total	2018	2019-2021	2022-2024	2025+
Long-term debt, including current portion(1)	$349,125	$875	$10,500	$10,500	$327,250
Estimated interest payments(2)	156,405	5,754	71,292	70,425	8,934
Capital lease obligations(3)	11,673	1,314	9,681	678	—
Operating lease obligations(4)	43,168	4,206	30,059	8,335	568
Purchase commitments(5)	109,417	21,501	87,916	—	—
Equity-method investment(6)	3,146	2,729	417	—	—
Legal contingency(7)	4,250	4,250	—	—	—
	$677,184	$40,629	$209,865	$89,938	$336,752

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our 2018 Term Loan Facility. In addition, these amounts exclude $8.1 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of September 30, 2018 and include interest related to the 2018 Term Loan Facility and outstanding swap. Interest rates used for variable rate debt are based on the prevailing forward-looking LIBOR as of June 30, 2018.

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

(6)
Related to the research and development commitments with our equity-method investee. See Notes (17) Commitments and Contingencies and (18) Related Party Transactions of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further details on our equity-method investment.

(7)
The legal contingency is related to the settlement of Hickson and Villa v. Keane Group Holdings, LLC, et al. See Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further details.

Principal Debt Agreements
2017 ABL Facility
Structure.    As of March 31, 2018, the Company’s asset-based revolving credit facility established on February 17, 2017 (the “2017 ABL Facility”) provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million. The 2017 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
Maturity.    The loans arising under the initial commitments under the 2017 ABL Facility mature on December 22, 2022. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Interest.    Pursuant to the terms of the 2017 ABL Facility, amounts outstanding under the 2017 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings LLC and its subsidiaries' ("Keane Group") option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.75% or (z) if the average excess availability is greater than or equal to 66%, 0.50%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 2.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.75% or (z) if the average excess availability is greater than or equal to 66%, 1.50%. The average excess availability is set on the first day of each full fiscal quarter ending after December, 22, 2017. On or after June 22, 2018, at any time when consolidated EBITDA as of the then most recently ended four fiscal quarters for which financial statements are required to be delivered is greater than or equal to $250.0 million, the applicable margin will be reduced by 0.25%; provided that if consolidated EBITDA is less than $250.0 million as of a later four consecutive fiscal quarters, the applicable margin will revert to the levels set forth above.
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
Security.      Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the obligations under the 2018 Term Loan Facility are secured by (a) a first-priority security interest in and lien on substantially all of the assets of Keane Group and the 2018 Term Loan Guarantors to the extent not constituting ABL Facility Priority Collateral (as defined below) and (b) a second-priority security interest in and lien on substantially all of the accounts receivable, inventory, and frac iron equipment, and certain other assets and property related to the foregoing including certain chattel paper, investment property, documents, letter of credit rights, payment intangibles, general intangibles, commercial tort claims, books and records and supporting obligations of the borrowers and guarantors under the 2017 ABL Facility (the “ABL Facility Priority Collateral”).
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
 The Related Party Policy defines “Related Party” as any person who is, or, at any time since the beginning of the Company’s last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
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
(a) Business combinations
We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from- royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed as well as asset lives can materially impact our financial condition or results of operations. See Note (3) Acquisitions of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further discussion of our business combination of RockPile.
(b) Asset acquisitions
Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets and identifiable intangible assets. Goodwill is not recognized in an asset acquisition. We made an asset acquisition from RSI in July 2018. See Note (3) Acquisitions of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further discussion of our asset acquisition from RSI.
(c) Legal and environmental contingencies
From time to time, we are subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. We accrue for contingencies when the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. The estimate of probable costs related to a contingency is developed in consultation with internal and outside legal counsel representing us. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. Differences between the actual settlement costs, final judgments or fines from our estimates could have a material adverse effect on our financial position or results of operations. See Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)” for further discussion of our legal, environmental and other regulatory contingencies during the nine months ended September 30, 2018 and 2017.
(d) Valuation of long-lived assets, indefinite-lived assets and goodwill
We assess our long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We assess our goodwill and indefinite-lived assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of goodwill or the indefinite-lived assets may not be recoverable. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings.
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
(e) Income Taxes
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
(f) New Accounting Pronouncements
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
At September 30, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to Part I, “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of September 30, 2018.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk as of September 30, 2018.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financing reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Information related to this Part II, “Item 1. Legal Proceedings” is included in Note (17) Commitments and Contingencies of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited)”.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.

(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2018 through April 30, 2018	—	$—	—	$100,000,000
May 1, 2018 through May 31, 2018	1,789,123	$15.86	1,789,123	$71,624,509
June 1, 2018 through June 30, 2018	844,969	$13.92	844,969	$59,862,541
July 1, 2018 through July 31, 2018	—	$—	—	$100,000,000
August 1, 2018 through August 31, 2018	881,942	$13.58	881,942	$88,023,228
September 1, 2018 through September 30, 2018	1,524,400	$11.37	1,524,400	$70,690,800
October 1, 2018 through October 26, 2018	1,551,330	$11.70	1,551,330	$52,540,239
October 26, 2018 through October 31, 2018	—	$—	—	$100,000,000
Total	6,591,764	$13.29	6,591,764	$100,000,000

(1) Commission costs incurred by the Company to repurchase its shares are not included in the calculation of Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs.

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock under a stock repurchase plan. This repurchase plan permit the Company to repurchase its common stock in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934 or through privately negotiated transactions. The duration of the stock repurchase program will be 12 months.
During the three and nine months ended September 30, 2018, the Company repurchased 2,406,342 and 5,040,434 shares, respectively, totaling approximately $29.3 million and $69.4 million, respectively. Of the total amount of shares repurchased, 1,248,440 shares were repurchased from White Deer Energy. Reference is made to the discussion in Note (12) Stockholders’ Equity, of Part I, “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
On July 26, 2018, subsequent to the end of the second quarter of 2018, the Company’s Board of Directors authorized a reset of capacity on its existing stock repurchase program back to $100 million.
Effective October 26, 2018, subsequent to the end of the third quarter of 2018, the Company’s Board of Directors authorized a reset of capacity on its existing stock repurchase program back to $100 million. Additionally, the program’s expiration date was extended to September 2019 from a previous expiration of February 2019.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed or furnished with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.1	Employment Agreement, dated as of May 11, 2018, by and between Keane Group, Inc. and Robert W. Drummond	*	8-K	001-37988	10.1	08/08/2018
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2018.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer