Form 10-K
period 2018-12-31
Keane Group, Inc.
filed 2019-02-27
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
2121 Sage Road, Suite 370, Houston, TX, 77056
(Former address of principal executive office)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None
_______________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on June 30, 2018, was approximately $716.4 million.
As of February 25, 2019, the registrant had 104,405,121 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•    our business strategy;
•    our plans, objectives, expectations and intentions;
•    our future operating results;
•    the competitive nature of the industry in which we conduct our business, including pricing pressures;
•    crude oil and natural gas commodity prices;
•    demand for services in our industry;
•    the impact of pipeline capacity constraints;
•    the impact of adverse weather conditions;
•    the effects of government regulation;
•    legal proceedings, liability claims and effect of external investigations;
•    the effect of a loss of, or the financial distress of, one or more key customers;
•    our ability to obtain or renew customer contracts;
•    the effect of a loss of, or interruption in operations of, one or more key suppliers;
•    our ability to maintain the right level of commitments under our supply agreements;
•    the market price and availability of materials or equipment;
•    the impact of new technology;
•    our ability to employ a sufficient number of skilled and qualified workers;
•    our ability to obtain permits, approvals and authorizations from governmental and third parties;
•    planned acquisitions and future capital expenditures;
•    our ability to maintain effective information technology systems;
•    our ability to maintain an effective system of internal controls over financial reporting;
•    our ability to service our debt obligations;
•    financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital;

•    the market volatility of our stock;
•    our ability or intention to pay dividends or to effectuate repurchases of our common stock;
•    the impact of Keane Investor and our Sponsor; and
•    the impact of our corporate governance structure.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
This Annual Report on Form 10-K includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management’s knowledge of and experience in the markets and businesses in which we operate.
While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part 1, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
This Annual Report on Form 10-K includes references to utilization of hydraulic fracturing assets. Utilization for our own fleets, as used in this Annual Report on Form 10-K, is defined as the ratio of the average number of deployed fleets to the number of total fleets for a given time period. For the purposes of this Annual Report on Form 10-K, we define active fleets as fleets available for deployment; we consider one of our fleets deployed if the fleet has been put in service at least one day during the period for which we calculate utilization; and we define fully-utilized fleets per month as fleets that were deployed and working with our customers for a significant portion of a given month. As a result, as additional fleets are incrementally deployed, our utilization rate increases.
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
As used in this Annual Report on Form 10-K, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Annual Report on Form 10-K, by dividing our total hydraulic horsepower by approximately 45,000 hydraulic horsepower.
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
Unless otherwise indicated, or the context otherwise requires, for periods prior to the completion of the IPO, (i) the historical financial data in this Annual Report on Form 10-K and (ii) the operating and other non-financial data disclosed in Part II, “Item 6. Selected Financial Data” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the consolidated business and operations of Keane Group. Financial results for 2016 are the financial results of Keane Group, Inc. and Keane Group Holdings, LLC, the Company’s predecessor for accounting purposes, as there was no activity under Keane Group, Inc. in 2016.

PART I
References Within This Annual Report
As used in Part I of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our IPO, and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; (vi) the term “RockPile” refers to RockPile Energy Services, LLC and its consolidated subsidiaries; (vii) the term “RSI” refers to Refinery Specialties, Incorporated; (viii) the term “Keane Investor” refers to Keane Investor Holdings LLC and (ix) the term “Sponsor” or “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds.
Item 1. Business
General description of the business
Founded in 1973, Keane Group, Inc. is one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to exploration and production (“E&P”) customers with some of the highest quality and safety standards in the industry. Through organic growth and five opportunistic acquisitions between 2013 and 2018, we operate in the most active unconventional oil and natural gas basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the Eagle Ford Formation and the Bakken Formation, with approximately 1.4 million hydraulic horsepower spread across 29 hydraulic fracturing fleets, 34 wireline trucks, 24 cementing pumps and other ancillary assets. We distinguish ourselves through three key principles: (i) our partnerships with high-quality customers, (ii) our intense focus on safety and efficiency and (iii) a track record of creating value for all stakeholders.
In April 2013, we acquired the wireline technologies division of Calmena Energy Services, which provided us with a platform to commence wireline operations in the U.S. In December 2013, we acquired the assets of Ultra Tech Frac Services to establish a presence in the Permian Basin. In March 2016, we acquired the majority of the U.S. assets and assumed certain liabilities of Trican U.S. (the “Acquired Trican Operations”), resulting in the expansion of our hydraulic fracturing operations to include approximately 950,000 hydraulic horsepower, increased scale in key operating basins, an expansion in our customer base and significant cost reduction opportunities. The Trican transaction also enhanced our access to proprietary technology and engineering capabilities that have improved our ability to provide engineering solutions. In July 2017, we acquired RockPile, resulting in an increase in our pumping capacity by more than 25% and an expansion of our presence in the Permian Basin and Bakken Formation. We also acquired a high-quality customer base, expanded our service offerings and capabilities within our Other Services segment and integrated certain members of RockPile’s high caliber management team. In 2018, we acquired approximately 90,000 hydraulic horsepower from RSI. Additionally, in 2018, we completed the purchase of approximately 150,000 newbuild hydraulic horsepower, representing three additional hydraulic fracturing fleets.
In December 2018, we completed the wind-down of Keane Completions CN Corp, which was formed when we acquired the wireline technologies division of Calmena Energy Services.
We are organized into two reportable segments, consisting of Completion Services, including our hydraulic fracturing and wireline divisions and ancillary services; and Other Services, including our cementing division and ancillary services.

Completion Services segment
Our completion services are designed in partnership with our customers to enhance both initial production rates and estimated ultimate recovery from new and existing wells.
Hydraulic Fracturing.    Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid, typically a mixture of water, chemicals and proppant, into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant that becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well.
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
Other Services segment
Cementing.    Our cementing services incorporate custom engineered mixing and blending equipment to ensure precision and accuracy in providing annulus isolation and hydraulic seal, while protecting fresh water zones of our customers’ zone of interest. Our cement division has the expertise to cement shallow to complex high temperature, high pressure wells. We also offer engineering software and technical guidance for remedial cementing applications and acidizing to optimize the performance of our customers’ wells.
Ancillary services in the Other Services segment include our idled drilling services.
Business strategy
Our principal business objective is helping our customers maximize production, while delivering safe, high quality and efficient services. We believe that by successfully deploying this strategy, we can deliver industry leading returns and increase shareholder value. We maintain a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We expect to achieve this objective through:

•	developing and expanding our relationships with existing and new customers;

•	continuing our industry leading safety performance and focus on the environment;

•	investing further in driving efficiencies, including our robust maintenance program;

•	maintaining a conservative balance sheet to preserve operational and strategic flexibility; and

•	continuing to evaluate potential consolidation opportunities that strengthen our capabilities, increase our scale and create shareholder value.
For further discussion on the business strategies we plan to continue executing in 2019, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers
Our customers primarily include major integrated and large independent oil and natural gas E&P companies. For the year ended December 31, 2018, we had three customers who individually represented more than 10% of our consolidated revenue. These three customers collectively represented 39% of our consolidated revenue and 45% of our total accounts receivable for the fiscal year ended December 31, 2018. For the year ended December 31, 2017, no customer individually represented more than 10% of our consolidated revenue. For the year ended December 31, 2016, we had three customers who individually represented more than 10% of our consolidated revenue. These three customers collectively represented 48% of our consolidated revenue and 42% of our total accounts receivable for the fiscal year ended December 31, 2016.
Competition
The markets in which we operate are highly competitive. We provide services in various geographic regions across the U.S., and the competitive landscape varies in each. Our major competitors for hydraulic fracturing services, which make up the majority of our revenues, include C&J Energy Services, Inc., FTS International, Inc., Halliburton Company, Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc., Schlumberger Limited, Superior Energy Services, Inc. and U.S. Well Services. We also compete regionally with a significant number of smaller service providers.
We believe the principal competitive factors in the markets we serve are our multi-basin service capability and close proximity to our customers, technical expertise, equipment reliability, work force competency, efficiency, safety record, reputation, experience and prices. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on our customer-tailored partnership approach, our safety record, the performance and competency of our crews and the quality of our equipment and our services. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency in a safe working environment.
Raw materials
We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future.
Intellectual property
We own a number of patents and have pending certain patent applications covering various products and services. We are also licensed to utilize technology covered by patents owned by others. Furthermore, we believe the information regarding our customer and supplier relationships are valuable proprietary assets, and we have pending applications and registered trademarks for various names under which our entities conduct business or provide products or services. We do not own or license any patents, trademarks or other intellectual property that we believe to be material to the success of our business.

Seasonality
Our results of operations have historically reflected seasonal tendencies, generally in the first and fourth quarters, related to the conclusion and restart of our customers’ annual capital expenditure budgets, the holidays and inclement winter weather, during which we may experience declines in our operating results. Our operations in North Dakota and Pennsylvania are particularly affected by seasonality due to inclement winter weather.
Employees
As of December 31, 2018, we had 2,833 employees, of which, approximately 79% were compensated on an hourly basis. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. While we consider our relationship with our employees to be satisfactory, disputes may arise over certain classifications of employees that are customary in the oilfield services industry. We are not aware of any other potentially adverse matters involving our employment practices on a company-wide level.
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
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund law”), and comparable state laws impose liability on certain classes of persons that are considered to be responsible for the release of hazardous or other state-regulated substances into the environment. These persons include the current owner or operator of the site and the owner or operator of the site at the time of the release and the parties that disposed or arranged for the disposal or treatment of hazardous or other state-regulated substances that have been released at the site. Under CERCLA, these persons may be subject to strict liability, joint and several liability, or both, for the costs of investigating and cleaning up hazardous substances that have been released into the environment, damages to natural resources and health studies without regard to fault. In addition, companies that incur a CERCLA liability frequently confront claims by neighboring landowners and other third parties for personal injury and property damage allegedly caused by the release of hazardous or other regulated substances or pollutants into the environment.
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
There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the general environment. Companion bills entitled the Fracturing Responsibility and Awareness Chemicals Act (“FRAC Act”) were reintroduced in the House of Representatives in May 2013 and in the United States Senate in June 2013. If the FRAC Act and other similar legislation pass, the legislation could significantly alter regulatory oversight of hydraulic fracturing. Currently, unless the fracturing fluid used in the hydraulic fracturing process contains diesel fuel, hydraulic fracturing operations are exempt from permitting under the Underground Injection Control (“UIC”) program in the SDWA. The FRAC Act would remove this exemption and subject hydraulic fracturing operations to permitting requirements under the UIC program. The FRAC Act and other similar bills propose to also require persons conducting hydraulic fracturing to disclose the chemical constituents of their fracturing fluids to a regulatory agency, although they would not require the disclosure of the proprietary formulas except in cases of emergency. Currently, several states already require public disclosure of non-proprietary chemicals on FracFocus.org and other equivalent Internet sites. Disclosure of our proprietary chemical formulas to third parties or to the public, even if inadvertent, could diminish the value of those formulas and could result in competitive harm to our business. At this time, it is not clear what action, if any, the United States Congress will take on the FRAC Act or other related federal and state bills, or the ultimate impact of any such legislation.
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
We seek to minimize the possibility of a pollution event through equipment and job design, as well as through training employees. We also maintain a pollution risk management program in the event a pollution event occurs. This program includes an internal emergency response plan that provides specific procedures for our employees to follow in the event of a chemical release or spill. In addition, we have contracted with several third-

party emergency responders in our various operating areas that are available on a 24-hour basis to handle the remediation and clean-up of any chemical release or spill. We carry insurance designed to respond to fortuitous environmental pollution events. This insurance portfolio has been structured in an effort to address pollution incidents that result in bodily injury or property damage and any ensuing clean up required at our owned facilities, as a result of the mobilization and utilization of our fleets, as well as any environmental claims resulting from our operations.
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
Safety and health regulation
Safety is our highest priority, and we believe we are among the safest service providers in the industry. For example, we achieved a total recordable incident rate of 0.37 in 2018, which is substantially less than the industry average of 1.54 from 2013 to 2017. We believe total recordable incident rate is a reliable measure of safety performance.
We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by the Occupational Safety and Health Administration, commonly referred to as OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, the new rule regarding respirable silica sand.
Although it is not possible to estimate the financial and compliance impact of proposed rules, the imposition of more stringent requirements could have a material adverse effect on our business, financial condition and results of operations.
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

Despite our efforts to maintain high safety standards, we from time to time have suffered accidents in the past, and we anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, as well as our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other adverse effects on our financial condition and results of operations.

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
Availability of filings
Our Annual reports on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our internet web site at www.keanegrp.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that web site is https://www.sec.gov/.
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

Item 1A. Risk Factors
RISK FACTORS
Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be others that we have not identified, or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
Risks Related to Our Industry
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
Our business is cyclical, and we depend on the willingness of our customers to make expenditures to explore for, develop and produce oil and natural gas from onshore unconventional resources in the U.S. The willingness of our customers to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

•	prices and expectations about future prices for oil and natural gas;

•	domestic and foreign supply of, and demand for, oil and natural gas and related products;

•	the level of global and domestic oil and natural gas inventories;

•	the supply of and demand for hydraulic fracturing and other oilfield services and equipment in the U.S.;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the discovery rates of new oil and natural gas reserves;

•
federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;

•	geopolitical developments and political instability in oil and natural gas producing countries;

•	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the price and availability of alternative fuels and energy sources;

•	disruptions due to natural disasters, unexpected weather conditions and similar factors;

•	merger and divestiture activity amongst oil and natural gas producers;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing; and

•	U.S. federal, state and local and non-U.S. governmental regulations and taxes.
The volatility of the oil and natural gas industry and the resulting impact on exploration and production activity could adversely impact the level of drilling and completion activity by some of our customers. This volatility may result in a decline in the demand for our services or adversely affect the price of our services. In addition, material declines in oil and natural gas prices, or drilling or completion activity in the U.S. oil and natural gas shale regions, could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Furthermore, a decrease in the development of oil and natural gas reserves in the U.S. may also have an adverse impact on our business, even in an environment of strong oil and natural gas prices.
A decline in or substantial volatility of crude oil and natural gas commodity prices could adversely affect the demand for our services.
The demand for our services is substantially influenced by current and anticipated crude oil and natural gas commodity prices, the related level of drilling and completion activity and general production spending in the areas in which we have operations. Volatility or weakness in crude oil and natural gas commodity prices (or the perception that crude oil and natural gas commodity prices will decrease) affects the operational and capital spending patterns of our customers, and the products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. As a result, we may experience lower utilization of, and may be forced to lower our prices or rates charged for, our equipment and services.
Historical prices for crude oil and natural gas have been extremely volatile and are expected to experience continued volatility. For example, since 1999, oil prices have ranged from as low as approximately $10 per barrel to over $100 per barrel, reaching a high of $107.95 per barrel in June of 2014. From late 2014 to the second half of 2016, oil and natural gas prices and, therefore, the level of exploration, development and production activity, experienced a sustained decline from the highs in the latter half of 2014, as a result of an increasing global supply of oil and a decision by OPEC to sustain its production levels in spite of the decline in oil prices and slowing economic growth in the Eurozone and China. Although oil and natural gas prices experienced modest recovery since the first quarter of 2016, with oil reaching a high of $76.40 per barrel on October 3, 2018 before declining by approximately 42% over the course of almost three months to a low of $44.48 per barrel in late December 2018. During the first quarter of 2016, natural gas prices were as low as $1.49 per million British thermal units (“MMbtu”) and, despite volatility, reached a high of $4.70 per MMbtu on November 21, 2018, before declining to $3.25 per MMbtu on December 28, 2018. Continued price volatility for oil and natural gas is expected during 2019.
E&P companies have historically moved to reduce costs in connection with significant declines in the price of oil, both by decreasing drilling and completion activity and by demanding price concessions from their service providers, including providers of hydraulic fracturing and well completions services. In turn, service providers, including hydraulic fracturing and well completions service providers, may be forced to lower their operating costs and capital expenditures, while continuing to operate their businesses in an extremely competitive environment. Prolonged periods of decreased oil prices or price instability in the oil and natural gas industry will adversely affect the demand for our products and services and our financial condition, prospects and results of operations. For more information, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Business Outlook.”

Additionally, the commercial development of economically viable alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels) and fuel conservation measures could reduce demand for our services and create downward pressure on the revenue we are able to derive from such services, as they are dependent on oil and natural gas commodity prices.
Pipeline capacity constraints in the Permian Basin may temporarily disrupt our operations during the near term.
One of our most important geographic markets is the Permian Basin. Recently, the oil and gas industry was concerned that the region’s capacity to transport oil to market, primarily to regional refineries, was not sufficient to support the growing production of the region. Additional pipeline capacity under construction in the region is not anticipated to be completed until the third quarter of 2019. If pipeline capacity remains or becomes more constrained in the Permian Basin, our activity in the region may decline, which could have a material adverse effect on our business, results of operations, prospects and financial condition.
Adverse weather conditions could impact demand for our services or materially impact our costs.
Our business could be materially adversely affected by adverse weather conditions. For example, unusually warm winters could adversely affect the demand for our services by decreasing the demand for natural gas. In addition, unusually cold winters and other weather conditions could adversely affect our ability to perform our services due to delays in the delivery of products that we need to provide our services. For example, weather-induced rail congestion, combined with flooding impacts at suppliers’ mines, has contributed previously to a reduction in the availability of sand used in our operations. Our operations in arid regions can also be affected by droughts and limited access to water used in our hydraulic fracturing operations. Adverse weather can also directly impede our own operations. Repercussions of adverse weather conditions may include:

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
Risks inherent to our industry can cause personal injury, loss of life, suspension of or impact upon operations, damage to geological formations, damage to facilities, business interruption and damage to, or destruction of, property, equipment and the environment. Such risks may include, but are not limited to:

•	equipment defects;

•	vehicle accidents;

•	explosions and uncontrollable flows of gas or well fluids;

•	unusual or unexpected geological formations or pressures and industrial accidents;

•	blowouts;

•	cratering;

•	loss of well control;

•	collapse of the borehole; and

•	damaged or lost drilling and well completions equipment.

Catastrophic or significantly adverse events can occur at well sites where we conduct our operations, including blow outs resulting in explosions, fires, personal injuries, property damage, pollution and regulatory responsibility. In response, we typically require indemnities, releases and limitations on liability in our contracts with our customers, together with liability insurance coverage, to protect us from potential liability related to such occurrences. However, it is possible that customers or insurers could seek to avoid or be financially unable to meet their obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, financial condition, prospects and results of operations.
Catastrophic or significantly adverse events can also occur at our facilities and during transport of our equipment, commodities and personnel to well sites. In response, we also typically require indemnities, releases and limitations on liability in our contracts with our suppliers and service providers, together with liability insurance coverage, to protect us from potential liability related to such occurrences.
In addition, our hydraulic fracturing and well completion services could become a source of spills or releases of fluids, including chemicals used during hydraulic fracturing activities, at the site where such services are performed, or could result in the discharge of such fluids into underground formations that were not targeted for fracturing or well completion activities, such as potable aquifers. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages and could result in a variety of claims, losses and remedial obligations that could have an adverse effect on our business and results of operations. The existence, frequency and severity of such incidents could affect operating costs, insurability and relationships with customers, employees and regulators. In particular, our customers may elect not to purchase our services if they view our safety record as unacceptable, which could cause us to lose customers and substantial revenue. Any litigation or claims, even if fully indemnified or insured, could negatively affect our reputation with our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future.
Competition and excess equipment within the oilfield services industry may adversely affect our ability to market our services.
The oilfield services industry is highly competitive and at times, available pressure pumping and well completions equipment exceed the demand for such equipment. A low commodity price environment can result in substantially more pressure pumping and well completion equipment being available than are needed to meet demand. In addition, in recent years, there has been a substantial increase in the construction of new pressure pumping equipment. Low commodity prices and the construction of new equipment can result in excess capacity and substantial competition for a diminishing amount of pressure pumping demand. Even in an environment of high oil and natural gas prices and increased drilling completions activity, reactivation and improvement of existing pressure pumping equipment and operations and the construction of new pressure pumping equipment can lead to an excess supply of equipment.
The oilfield services industry is highly fragmented and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. Our larger competitors’ greater resources could allow them to better withstand industry downturns and to compete more effectively on the basis of technology, geographic scope, retained skilled personnel and economies of scale. We believe the principal competitive factors in the market areas we serve are multi-basin service capability, proximity to customers, technical expertise, equipment capacity, work force competency, efficiency, safety records, reputation, experience and price. Our operations may be adversely affected if our current competitors or new market entrants introduce new products, technology or services with better features, performance, prices or other characteristics than our products and services or expand in service areas where we operate.
Competitive pressures or other factors may also result in significant price competition, particularly during industry downturns, which could have a material adverse effect on our results of operations, financial condition and prospects. We periodically seek to increase prices on our services to offset rising costs and to generate higher returns for our stockholders. Because we operate in a very competitive industry, however, we are not always successful in raising or maintaining our existing prices. With the active rig count below the peak seen in 2014 and pressure pumping equipment still idle, there is considerable pricing pressure on pressure pumping services. Even if we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs increase could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, we may be unable to replace dedicated contracts that were terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms.
Accordingly, high competition and excess equipment can cause oil and natural gas service contractors to have difficulty maintaining pricing, utilization and profit margins and, at times, result in operating losses. We cannot predict the future level of competition or excess equipment in the oil and natural gas service businesses or the level of demand for our pressure pumping and well completion services.
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
Our operations are subject to stringent federal, state, local and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, greenhouse gasses, nonattainment areas, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services; thereby possibly having a material adverse impact on our financial condition.
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
During recent sessions of the U.S. Congress, several pieces of legislation were introduced in the U.S. Senate and House of Representatives for the purpose of amending environmental laws such as the Clean Air Act, the SDWA and the Toxic Substance Control Act with respect to activities associated with extraction and energy production industries, especially the oil and gas industry. Furthermore, various items of legislation and rulemaking have been proposed that would regulate or prevent federal regulation of hydraulic fracturing on federally owned land. Proposed rulemaking from the EPA and OSHA could increase our regulatory requirements, which could increase our costs of compliance or increase the costs of our services, thereby possibly having a material adverse impact on our business and results of operations.
If the EPA or another federal or state-level agency asserts jurisdiction over certain aspects of hydraulic fracturing operations, an additional level of regulation established at the federal or state level could lead to operational delays and increase our costs. In December 2016, the EPA issued a study of the potential impacts of hydraulic fracturing on drinking water and groundwater. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances, and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Many regulatory and legislative bodies routinely evaluate the adequacy and effectiveness of laws and regulations affecting the oil and gas industry. As a result, state legislatures, state regulatory agencies and local municipalities may consider legislation, regulations or ordinances, respectively, that could affect all aspects of the oil and natural gas industry and occasionally take action to restrict or further regulate hydraulic fracturing operations. At this time, it is not possible to estimate the potential impact on our business of these state and municipal actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. Compliance, stricter regulations or the consequences of any failure to comply by us could have a material adverse effect on our business, financial condition, prospects and results of operations.

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
We are also aware that some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York and Vermont, states in which we have no operations, have banned or are in the process of banning the use of high-volume hydraulic fracturing. Alternatively, some municipalities are or have considered zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects and results of operations, if such additional permitting requirements are imposed upon our industry. Additionally, our business could be affected by a moratorium or increased regulation of companies in our supply chain, such as sand mining by our proppant suppliers, which could limit our access to supplies and increase the costs of our raw materials. At this time, it is not possible to estimate how these various restrictions could affect our ongoing operations. For more information, see “Item 1. Business—Environmental regulation.”
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
We are subject to various transportation regulations, including as a motor carrier by the U.S. Department of Transportation and by various federal, state and tribal agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
Risks Related to Our Business
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
The nature of our business makes us susceptible to legal proceedings and governmental audits and investigations from time to time. In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us that could have a material adverse effect on our business, financial condition and results of operations. Similarly, any legal proceedings or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our legal and environmental contingencies for the years ended December 31, 2018, 2017 and 2016.
Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
Our hydraulic fracturing fleets and other completion service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service, or our equipment may not be attractive to potential or current customers. Additionally, increased demand, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. For example, in 2018, we purchased approximately 150,000 newbuild hydraulic horsepower, representing three additional hydraulic fracturing fleets, for approximately $129.4 million. Such demands on our capital or reductions in demand for our hydraulic fracturing fleets and other completion service-related equipment and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.

The loss of one or more significant customers could adversely affect our financial condition, prospects and results of operations.
Our customers are engaged in the oil and natural gas E&P business in the U.S. Historically, we have been dependent upon a few customers for a significant portion of our revenues. For the year ended December 31, 2018, we had three customers who individually represented more than 10% of our consolidated revenue. These three customers collectively represented 39% of our consolidated revenue and 45% of our total accounts receivable for the fiscal year ended December 31, 2018. For the year ended December 31, 2017, no customer individually represented more than 10% of our consolidated revenue. For the year ended December 31, 2016, we had three customers who individually represented more than 10% of our consolidated revenue. These three customers collectively represented 48% of our consolidated revenue and 42% of our total accounts receivable.
Our business, financial condition, prospects and results of operations could be materially adversely affected, if one or more of our significant customers ceases to engage us for our services on favorable terms or at all, or fails to pay or delays in paying us significant amounts of our outstanding receivables. Our contracts with our customers are typically annual to multi-year contracts.
Additionally, the E&P industry is characterized by frequent consolidation activity. Changes in ownership of our customers may result in the loss of, or reduction in, business from those customers, which could materially and adversely affect our business, financial condition, prospects or results of operations.
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
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. Although we believe our equipment and processes currently give us a competitive advantage, as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. In addition, technological changes, process improvements and other factors that increase operational efficiencies could continue to result in oil and natural gas wells being completed more quickly, which could reduce the number of revenue earning days. Furthermore, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, acquire, effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition, prospects or results of operations.
We may be unable to employ a sufficient number of key employees, technical personnel and other skilled or qualified workers.
The delivery of our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility in the energy service industry and the demanding nature of the work, workers may choose to pursue employment with our competitors or in fields that offer a less demanding work environment. Furthermore, we require full compliance with the Immigration Reform and Control Act of 1986 and other laws concerning immigration and the hiring of legally documented workers. We recognize that foreign nationals may be a valuable source of talent, but that not all foreign nationals are authorized to work for U.S. companies immediately, without first obtaining a required work authorization from the U.S. Department of Homeland Security or similar government agency. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to adjust our operations according to geographic demand for our services depends in part on our ability to relocate or increase the size of our skilled labor force. The demand for skilled workers in our areas of operations can be high, the supply may be limited, and we may be unable to relocate our employees from areas of lower utilization to areas of higher demand. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. Furthermore, a significant decrease in the wages paid by us or our competitors as a result of reduced industry demand could result in a reduction of the available skilled labor force, and there is no assurance that the availability of skilled labor will improve following a subsequent increase in demand for our services or an increase in wage rates. If any of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

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
In most states, our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies, but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, such as within the jurisdiction of the Delaware River Basin Commission, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations, while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. New York and Vermont, states in which we have no operations, have prohibited hydraulic fracturing statewide. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, financial condition, prospects or results of operations.
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
Our acquisition strategy requires that we successfully integrate acquired companies into our business practices, as well as our procurement, management and enterprise-wide information technology systems. We may not be successful in implementing our business practices at acquired companies, and our acquisitions could face difficulty in transitioning from their previous information technology systems to our own. Furthermore, unexpected costs and challenges may arise whenever businesses with different operations or management are combined. Any such difficulties, or increased costs associated with such integration, could affect our business, financial performance and operations.
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
Part of our strategy includes pursuing acquisitions that we believe will be accretive to our business. If we consummate an acquisition, the process of integrating the acquired business may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including, but not limited to:

•	a failure of our due diligence process to identify significant risks or issues;

•	the loss of customers of the acquired company or our company;

•	negative impact on the brands or banners of the acquired company or our company;

•	a failure to maintain or improve the quality of our customer service;

•	difficulties assimilating the operations and personnel of the acquired company;

•	our inability to retain key personnel of the acquired company;

•	the incurrence of unexpected expenses and working capital requirements;

•	our inability to achieve the financial and strategic goals, including synergies, for the combined businesses;

•	difficulty in maintaining internal controls, procedures and policies;

•	mistaken assumptions about the overall costs of equity or debt; and

•	unforeseen difficulties operating in new product areas or new geographic areas.
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

A failure of our information technology systems, including the implementation of our new enterprise resource planning system, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely affect the effectiveness of our internal control over financial reporting.
We rely on sophisticated information technology systems and infrastructure to support our business. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. A failure or prolonged interruption in our information technology systems, or difficulties encountered in upgrading our systems or implementing new systems that compromises our ability to meet our customers’ needs or impairs our ability to record, process and report accurate information, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are in the process of implementing an enterprise resource planning (“ERP”) system that will assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP system implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes to business processes and internal control over financial reporting. The implementation of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will continue to be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP system, particularly ones that impact our financial reporting and accounting systems or our ability to provide services, send invoices, track payments or fulfill contractual obligations, could adversely affect our business, financial condition, results of operations and cash flows. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be impacted, which could cause us to fail to meet our reporting obligations.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and processes and to record operational and financial data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, as well as those of our customers, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information, personal information and other data, or other disruption of our business operations. In addition, certain cyber incidents, such as unauthorized surveillance, may remain undetected for an extended period of time. Our systems and insurance coverage for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses we may experience as a result of the realization of such risks. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate the effects of cyber incidents.
If we fail to maintain an effective system of internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to report our financial results accurately or prevent fraud, which could adversely affect our business and result in material misstatements in our financial statements.
Effective internal controls are necessary for us to provide timely and reliable financial reports, prevent fraud and to operate successfully as a publicly traded company. Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). For example, Section 404 requires us, among other things, to annually review and report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. This assessment includes disclosure of any deficiencies or material weaknesses identified by our management in our internal control over financial reporting. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results, prevent us from identifying future deficiencies and material weaknesses or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions, about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls could result in material misstatements in our financial statements and subject us to increased regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business.
Risks Related to Owning Our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2018, we had $340.7 million of debt outstanding, net of discounts and deferred financing costs (not including capital lease obligations). After giving effect to our borrowing base, we had approximately $184.0 million of availability under our 2017 ABL Facility (as defined herein).
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
In addition, we cannot assure you that we will be able to refinance any of our debt, or that we will be able to refinance our debt on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

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
We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the credit agreements that govern the 2017 ABL Facility and the 2018 Term Loan Facility (as defined herein and, together with the 2017 ABL Facility, the “Senior Secured Debt Facilities”) permit us to incur additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Principal Debt Agreements” for further details.
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
The restrictions in the agreements governing our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility.
Failure to comply with these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of additional indebtedness, declines in the pricing of our services and products, difficulties in implementing cost reduction initiatives, difficulties in implementing our overall business strategy or changes in general economic conditions, which may be beyond our control. The breach of any of these covenants or restrictions could result in a default under the agreements that govern these facilities that would permit the lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay such amounts, lenders having secured obligations could proceed against the collateral securing these obligations. The collateral includes the capital stock of our domestic subsidiaries and substantially all of our and our subsidiaries’ other tangible and intangible assets, subject in each case to certain exceptions. This could have serious consequences on our financial condition and results of operations and could cause us to become bankrupt or otherwise insolvent. In addition, these covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our business and stockholders.
See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Principal Debt Agreements” for further details.
Substantially all of our debt is variable rate and increases in interest rates could negatively affect our financing costs and our ability to access capital.
We have exposure to future interest rates based on the variable rate debt under the Senior Secured Debt Facilities, and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures and working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and through borrowings under our 2017 ABL Facility, if needed. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.

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

•	the failure of securities analysts to cover, or continue to cover, our common stock or changes in financial estimates by analysts;

•	changes in, or investors’ perception of, the hydraulic fracturing industry;

•	the activities of competitors;

•	future issuances and sales of our common stock, including in connection with acquisitions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	regulatory or legal developments in the U.S.;

•	litigation involving us, our industry, or both; and

•	general economic conditions.
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
As of February 25, 2019, 104,405,121 shares of common stock were outstanding, of which 51,668,175 shares were held by Keane Investor. If Keane Investor sells substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that Keane Investor might sell shares of common stock could also create a perceived overhang and depress our market price.
Because we do not currently pay dividends, our stockholders may not receive any return on investment, unless they sell their common stock for a price greater than that which they paid for it.
We do not currently pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our board of directors may, in its discretion, modify or repeal our dividend policy. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.
In addition, we are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments. Our subsidiaries’ ability to pay dividends is restricted by agreements governing their debt instruments and may be restricted by agreements governing any of our subsidiaries’ future indebtedness. Furthermore, our subsidiaries are permitted under the terms of their debt agreements to incur additional indebtedness that may severely restrict or prohibit the payment of dividends. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Under the Delaware General Corporation Law (the “DGCL”), our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves. In February 2018, our board of directors approved a share repurchase program, authorizing us to repurchase up to $100 million of common stock. The share purchase program has been periodically reset and is currently set to expire in December 2019. The share repurchase program currently has the capacity to spend up to an additional $100.0 million on share repurchases. Since the inception of our share repurchase program through December 31, 2018, we have repurchased 8.1 million shares at an aggregate cost of approximately $105.0 million.
Although our board of directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value, because the market price of our common stock may decline below levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.
We have 395,594,879 shares of common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 7,734,601 shares of our common stock for awards that may be issued under our Equity and Incentive Award Plan. Any common stock that we issue, including under our Equity and Incentive Award Plan or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.
In the future, we may also issue our securities, including shares of our common stock, in connection with investments or acquisitions. We regularly evaluate potential acquisition opportunities, including ones that would be significant to us, and at any one time we may be participating in processes regarding several potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions, and none are currently probable. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Keane Investor and Cerberus own a significant amount of our common stock and continue to have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Keane Investor currently controls approximately 49.5% of our common stock. Even though Keane Investor no longer controls a majority of our common stock, Keane Investor continues to have significant influence over us, including the election of our directors, determination of our corporate and management policies and determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Four of our 12 directors are employees of, appointees of, or advisors to, members of Cerberus. With Keane Investor’s common stock ownership falling below 50.0% as of December 6, 2018, we ceased being a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and are subject to further independence requirements by the NYSE. We currently anticipate that the Compensation Committee and Nominating and Corporate Governance Committee of our board of directors will be comprised of a majority of independent directors by of March 6, 2019, and will be entirely independent by December 6, 2019. Furthermore, we anticipate that our board of directors will be comprised of a majority of independent directors by December 6, 2019 in compliance with NYSE requirements. The interests of Cerberus may not coincide with the interests of other holders of our common stock. For example, the concentration of ownership held by Cerberus could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to directly or indirectly own a significant amount of our equity, Cerberus will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
Although we are no longer a “controlled company” within the meaning of the New York Stock Exchange rules, we continue to qualify for, and intend to rely on, certain transition-based exemptions from such corporate governance requirements, and as a result you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Keane Investor no longer controls a majority of our outstanding common stock. As a result, we ceased being a “controlled company” within the meaning of the NYSE rules. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
We currently utilize some of these exemptions. As a result, we do not have a majority of independent directors nor do our nominating and corporate governance and compensation committees consist entirely of independent directors. The NYSE rules provide for phase-in periods for these requirements. As a result, our nominating and corporate governance and compensation committees will not be required to be composed of a majority of independent directors until March 6, 2019, and we will not be required to be fully compliant with all of the requirements until December 6, 2019. Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. In addition, we may not be able to attract and retain the number of independent directors needed to comply with NYSE rules during the transition period.

Provisions in our charter documents, certain agreements governing our indebtedness, our Stockholders’ Agreement (as defined herein) and Delaware law could make acquiring us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Provisions in our certificate of incorporation, our bylaws and our Stockholders’ Agreement, may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, possibly depressing the market price of our common stock.
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

•	our stockholders may only amend our bylaws with the approval of at least two-thirds of all of the outstanding shares of our capital stock entitled to vote;

•	the manner in which stockholders can remove directors from the board will be limited;

•	stockholder actions must be effected at a duly called stockholder meeting and actions by our stockholders by written consent are prohibited;

•
from and after such date that Keane Investor and its respective Affiliates (as defined in Rule 12b-2 of the Exchange Act, or any person who is an express assignee or designee of Keane Investor’s respective rights under our certificate of incorporation (and such assignee’s or designee’s Affiliates)) (of these entities, the entity that is the beneficial owner of the largest number of shares is referred to as the “Designated Controlling Stockholder”) ceases to own, in the aggregate, at least 35% of the then-outstanding shares of our common stock (the “35% Trigger Date”), advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors will be established;

•    who may call stockholder meetings is limited;

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

Our certificate of incorporation authorizes our board of directors to issue up to 50,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined by our board of directors at the time of issuance or fixed by resolution without further action by the stockholders. These terms may include voting rights, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of preferred stock could diminish the rights of holders of our common stock, and therefore, could reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could delay, discourage, prevent or make it more difficult or costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.
In addition, under the agreements governing the Senior Secured Debt Facilities, a change in control may lead the lenders and/or holders to exercise remedies such as acceleration of the obligations thereunder, termination of their commitments to fund additional advances and collection against the collateral securing such obligations.
In connection with the IPO, Keane entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) with Keane Investor. Our Stockholders’ Agreement provides that, except as otherwise required by applicable law, from the date on which (a) Keane is no longer a controlled company under the applicable rules of the NYSE but prior to the 35% Trigger Date, Keane Investor has the right to designate a number of individuals who satisfy the director requirements equal to one director fewer than 50% of our board of directors at any time and shall cause its directors appointed to our board of directors to vote in favor of maintaining an 11-person board of directors unless the management board of Keane Investor otherwise agrees by the affirmative vote of 80% of the management board of Keane Investor; (b) a Holder has beneficial ownership of at least 20% but less than 35% of our outstanding common stock, the Holder will have the right to designate a number of individuals who satisfy the Director Requirements equal to the greater of three or 25% of the size of our board of directors at any time (rounded up to the next whole number); (c) a Holder has beneficial ownership of at least 15% but less than 20% of our outstanding common stock, the Holder will have the right to designate the greater of two or 15% of the size of our board of directors at any time (rounded up to the next whole number); and (d) a Holder has beneficial ownership of at least 10% but less than 15% of our outstanding common stock, it will have the right to designate one individual who satisfies the Director Requirements. The ability of Keane Investor or a Holder to appoint one or more directors could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our certificate of incorporation and bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, prospects or results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
Our principal properties include our corporate headquarters, district offices, sales offices and our engineering and technology facility, as well as the hydraulic fracturing units and other equipment and vehicles operating out of these facilities. We believe our facilities are in good condition and suitable for our current operations. Below is a table detailing our properties, by purpose, in the United States.

Location	Own/ Lease	Purpose	Service	Active/ Idle	Size (sqft/acres)

Denver, CO	Lease	Executive / Finance	N/A	Active	19,706 sqft
Houston, TX	Lease	Executive / Finance	N/A	Active	43,768 sqft
Houston, TX	Lease	Executive / Finance	N/A	Active	5,588 sqft
The Woodlands, TX	Lease	Engineering & Technology	N/A	Active	23,040 sqft
Canonsburg, PA	Lease	Sales Office	Sales	Active	4,697 sqft
Dickinson, ND	Own	Field Operations	Hydraulic Fracturing	Active	21,772 sqft/34.9 acres
Mansfield, PA	Own	Field Operations	Hydraulic Fracturing, Wireline	Active	30,200 sqft/77.0 acres
Odessa, TX	Own	Field Operations	Hydraulic Fracturing, Wireline, Cementing	Active	97,006 sqft/40.0 acres
Springtown, TX	Own	Field Operations	Hydraulic Fracturing	Active	29,855 sqft/14.7 acres
Dickinson, ND	Lease	Field Operations	Hydraulic Fracturing	Active	33,375 sqft/9.7 acres
Williston, ND	Lease	Field Operations	Wireline, Cementing	Active	43,375 sqft
Williston, ND	Lease	Field Operations	Hydraulic Fracturing	Active	16,825 sqft/5.71 acres
Bellafonte, PA	Lease	Field Operations	Hydraulic Fracturing	Active	12,000 sqft/7.5 acres
Mill Hall, PA	Lease	Field Operations	Hydraulic Fracturing	Active	64,000 sqft/8.2 acres
Mount Pleasant, PA	Lease	Field Operations	Hydraulic Fracturing, Wireline	Active	20,126 sqft/7.5 acres
Pleasanton, TX	Lease	Field Operations	Hydraulic Fracturing, Wireline	Active	10,488 acres
Alexander, ND	Lease	Field Maintenance and Storage Facility	Hydraulic Fracturing	Active	6,500 sqft/16.3 acres
Mount Pleasant, PA	Lease	Field Maintenance and Storage Lot	Hydraulic Fracturing, Wireline	Active	5 acres
Fort Worth, TX	Lease	Warehouse	Hydraulic Fracturing, Wireline, Cementing	Active	78,272 sqft
Shawnee, OK	Own	Abandoned	Hydraulic Fracturing	Idle	39,100 sqft/56.1 acres
Lewis Run, PA	Own	Abandoned	N/A	Idle	2,500 sqft
Oklahoma City, OK	Lease	Abandoned	Sales	Idle	3,366 sqft
Houston, TX	Lease	Abandoned	N/A	Idle	9,998 sqft

Item 3. Legal Proceedings
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
See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our legal contingencies.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
References Within This Annual Report
As used in Part II of this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “Keane,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our initial public offering (“IPO”), and, for periods as of and following the IPO, Keane Group, Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; (vi) the term “RockPile” refers to RockPile Energy Services, LLC and its consolidated subsidiaries; (vii) the term “RSI” refers to Refinery Specialties, Incorporated; (viii) the term “Keane Investor” refers to Keane Investor Holdings LLC and (ix) the term “Sponsor” or “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds.
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
The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index, the Standard & Poor’s MidCap Index, the Oilfield Service Index and a composite average of publicly traded peer companies (C&J Energy Services, Inc., FTS International, Inc., Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Holding Corp., RPC, Inc., Superior Energy Services, Inc. and Weatherford International plc), since January 1, 2018.

The graph assumes $100 was invested on January 1, 2018 in our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s MidCap Index, the Oilfield Service Index and a composite of publicly traded peer companies. The cumulative total return assumes the reinvestment of all dividends. We elected to include the stock performance of a composite of our publicly traded peers, as we believe it is an appropriate benchmark for our line of business/industry.
Holders
As of February 25, 2019, there were four shareholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in nominee or “street name” accounts through brokers.
Dividends
We have not paid any cash dividends on our common stock to date. However, we anticipate that our board of directors will consider the payment of dividends in the future based on our levels of profitability and indebtedness. The declaration and payment of any future dividends will be at the sole discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations that our board of directors deems relevant. Our board of directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely the payment of dividends.
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
On February 26, 2018, we announced that our board of directors had authorized a stock repurchase program of up to $100 million of our outstanding common stock, with the intent of returning value to our shareholders, as we continue to expect further growth and profitability. The program does not obligate us to purchase any particular number of shares of common stock during any period, and the program may be modified or suspended at any time at our discretion. The duration of the stock buy-back program was 12 months.
On July 26, 2018, we announced that our board of directors authorized a reset of capacity on the existing stock repurchase program back to $100 million.
Effective October 26, 2018, our board of directors authorized a reset of capacity on the existing stock repurchase program back to $100 million. Additionally, the program’s expiration date was extended to September 2019 from a previous expiration of February 2019.
Effective February 25, 2019, our board of directors authorized a reset of capacity on the existing stock repurchase program back to $100 million. Additionally, the program’s expiration date was extended to December 2019 from a previous expiration of September 2019.
Securities Authorized for Issuance Under Equity Compensation Plans
In accordance with the rules of the SEC, the following table sets forth information about our equity compensation plans as of December 31, 2018. As of December 31, 2018, we had in place the Keane Management Holdings LLC Management Incentive Plan, which was approved by the security holders of Keane Management Holdings LLC, and the Equity and Incentive Award Plan, which was approved by the security holders of Keane Group, Inc.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders(1)	—	—	7,734,601
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,734,601

(1)
In connection with the IPO and the Organizational Transactions, described within Note (1) Basis of Presentation and Nature of Operations of Part II, “Item 8. Financial Statements and Supplemental Data,” the Keane Management Holdings LLC Management Incentive Plan was assigned to and assumed by Keane Investor and no further awards will be granted thereunder.

Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)(2)(3)
October 1, 2018 through October 26, 2018	1,551,330	$11.70	1,551,330	$52,544,047
October 26, 2018 through October 31, 2018	—	$—	—	$100,000,000
November 1, 2018 through November 30, 2018	1,000,000	$11.73	1,000,000	$88,270,000
December 1, 2018 through December 31, 2018	520,000	$10.66	—	$88,270,000
Total	3,071,330	$11.53	2,551,330	$88,270,000

(1)
On February 26, 2018, we announced that our board of directors authorized a12-month stock repurchase program of up to $100.0 million of the Company’s outstanding common stock. Effective February 25, 2019, our board of directors authorized a reset of capacity on the existing stock repurchase program back to $100.0 million. Additionally, the program’s expiration date was extended to December 2019 from a previous expiration of September 2019.

(2)
On December 3, 2018, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC (the “Underwriter”) and Keane Investor, relating to the underwritten offering of 5,251,249 shares (the “Shares”). All of the Shares were sold by Keane Investor. The Underwriter purchased the Shares from Keane Investor pursuant to the Underwriting Agreement at a price of $10.66 per share. In addition, pursuant to the Underwriting Agreement, we purchased from the Underwriter 520,000 shares of common stock that were sold by Keane Investor to the Underwriter, at a price per share equal to the price paid by the Underwriter to Keane Investor. This repurchase was not made pursuant to our stock repurchase program authorized by our board of directors.

(3)	Commission costs incurred by the Company to repurchase its shares are not included in the calculation of Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs.

Item 6. Selected Financial Data
The selected financial data for the periods presented was derived from the audited consolidated and combined financial statements of Keane and should be read in conjunction with Part I, “Item 1A. Risk Factors,” Part II, “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations” and our audited consolidated and combined financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data.”

	Year ended December 31, 2018	Year ended December 31, 2017(1)	Year ended December 31, 2016(2)	Year ended December 31, 2015
(in thousands of dollars, except per share amounts)
Statement of Operations Data:
Revenue	$2,137,006	$1,542,081	$420,570	$366,157
Cost of services(3)	1,660,546	1,282,561	416,342	306,596
Depreciation and amortization	259,145	159,280	100,979	69,547
Selling, general and administrative expenses	114,258	93,526	53,155	26,081
(Gain) loss on disposal of assets	5,047	(2,555)	(387)	(270)
Impairment	—	—	185	3,914
Total operating costs and expenses	2,038,996	1,532,812	570,274	405,868
Operating income (loss)	98,010	9,269	(149,704)	(39,711)
Other income (expense), net	(905)	13,963	916	(1,481)
Interest expense(4)	(33,504)	(59,223)	(38,299)	(23,450)
Total other expenses	(34,409)	(45,260)	(37,383)	(24,931)
Income (loss) before income taxes	63,601	(35,991)	(187,087)	(64,642)
Income tax expense	(4,270)	(150)	—	—
Net income (loss)	$59,331	$(36,141)	$(187,087)	$(64,642)
Per Share Data(5)
Basic net income (loss) per share	$0.54	$(0.34)	$(2.14)	$(0.74)
Diluted net Income (loss) per share	0.54	(0.34)	(2.14)	(0.74)
Weighted average number of shares: basic	109,335	106,321	87,313	87,313
Weighted average number of shares: diluted	109,660	106,321	87,313	87,313
Statement of Cash Flows Data:
Cash flows from operating activities	$350,311	$79,691	$(54,054)	$37,521
Cash flows from investing activities	(297,506)	(250,776)	(227,161)	(26,038)
Cash flows from financing activities	(68,554)	218,122	276,633	(10,518)
Other Financial Data:
Capital expenditures(6)	$291,543	$189,629	$23,545	$27,246

	Year ended December 31, 2018	Year ended December 31, 2017(1)	Year ended December 31, 2016(2)	Year ended December 31, 2015
Adjusted EBITDA(8)	391,856	214,525	1,921	41,885
Balance Sheet Data (at end of period):
Total assets	$1,054,579	$1,043,116	$536,940	$324,795
Long-term debt (including current portion) (7)	340,730	275,055	269,750	207,067
Total liabilities	567,398	530,024	374,688	244,635
Total stockholders’ equity	487,181	513,092	162,252	80,160

(1)	Commencing on July 3, 2017, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of RockPile.

(2)	Commencing on March 16, 2016, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of the Acquired Trican Operations.

(3)	Excludes depreciation and amortization, shown separately.

(4)
Interest expense during the year ended December 31, 2018 includes $7.6 million in write-offs of deferred financing costs, incurred in connection with the early debt extinguishment of our 2017 Term Loan Facility (as defined herein). Interest expense during the year ended December 31, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing of our then existing revolving credit and security agreement (as amended, the “2016 ABL Facility”) and the early debt extinguishment of our the term loan facility provided by that certain credit agreement entered into on March 16, 2016 by KGH Intermediate Holdco I, LLC, Holdco II and Keane Frac, LP (as amended, the “2016 Term Loan Facility”) with certain financial institutions (collectively, the “2016 Term Lenders”) and CLMG Corp., as administrative agent for the 2016 Term Lenders, and Senior Secured Notes (as defined herein).

(5)
The pro forma earnings per unit amounts for 2017, 2016 and 2015 have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of our Existing Owners’ membership interests for the newly-created ownership interests. The computations of pro forma earnings per unit do not consider the 15,700,000 shares of common stock newly-issued by the Company to investors in the IPO.

(6)
Capital expenditures do not include, for the year ended December 31, 2018, $35.0 million of capital expenditures related to the asset acquisition from RSI, for the year ended December 31, 2017, $116.6 million of capital expenditures related to the acquisition of RockPile and, for the year ended December 31, 2016, $205.4 million of capital expenditures related to the acquisition of the Acquired Trican Operations.

(7)	Long-term debt includes $7.5 million, $8.2 million and $18.4 million of unamortized debt discount and debt issuance costs for 2018, 2017 and 2016, respectively, and excludes capital lease obligations.

(8)
Adjusted EBITDA and Adjusted Gross Profit are Non-GAAP Measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other generally accepted accounting principles (“GAAP”) measures such as net income, operating income and gross profit. These non-GAAP financial measures exclude the financial impact of items we do not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures and comparability to our results of operations may be impacted by the effects of acquisition accounting on its depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA and Adjusted Gross Profit provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies.

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

Set forth below is a reconciliation of net loss to Adjusted EBITDA and Adjusted Gross Profit:

	(Thousands of Dollars) Year Ended December 31,
	2018	2017	2016	2015
Net income (loss)	$59,331	$(36,141)	$(187,087)	$(64,642)
Depreciation and amortization	259,145	159,280	100,979	69,547
Interest expense, net	33,504	59,223	38,299	23,450
Income tax (benefit) expense(a)	4,270	150	(114)	793
EBITDA	$356,250	$182,512	$(47,923)	$29,148
Acquisition, integration and expansion(b)	16,609	(4,674)	35,630	6,272
Offering-related expenses(c)	12,969	7,069	1,672	—
Commissioning costs	—	12,565	9,998	—
Impairment of assets(d)	—	—	185	3,914
Non-cash stock compensation(e)	17,166	10,578	1,985	312
Other(f)	(11,138)	6,475	374	2,239
Adjusted EBITDA	$391,856	$214,525	$1,921	$41,885
Other income (expense), net	905	(13,963)	$(916)	$1,481
(Gain) loss on disposal of assets	5,047	(2,555)	$(387)	$(270)
Selling, general and administrative(a)	114,258	93,526	$53,269	$26,081
Management Adjustments not associated with Cost of Services(g)	(35,379)	(16,573)	$(26,062)	$(8,263)
Adjusted gross profit	$476,687	$274,960	$27,825	$60,914

(a)	Income tax (benefit) expense as presented in the consolidated and combined statement of operations does not include the provision for Texas margin tax for 2016.

(b)
Represents professional fees, integration and divestiture costs, contingent value rights liability adjustments, earn-outs, lease-termination costs, severance, start-up and other costs associated with the acquisition of RockPile and the Acquired Trican Operations, the asset acquisition from RSI and organic growth initiatives and wind-down of our Canadian operations. For the year ended December 31, 2018, $0.2 million was recorded in cost of services, $0.4 million was recorded in selling, general and administrative expenses, $2.7 million was recorded in gain on disposal of assets and $13.3 million was recorded in other expense, net. For the year ended December 31, 2017, $1.7 million was recorded in costs of services, $10.7 million was recorded in selling, general and administrative expense, $3.3 million gain was recorded in gain on disposal of assets and $13.8 million of income was recorded in other expense, net. For the year ended December 31, 2016, $13.9 million was recorded in costs of services, $21.4 million was recorded in selling, general and administrative expenses and $0.3 million was recorded in other expense, net. For the year ended December 31, 2015, $1.1 million was recorded in costs of services, $2.9 million was recorded in selling, general and administrative expenses, $0.6 million gain was recorded in gain on disposal of assets and $1.7 million was recorded in other expense, net.

(c)
Represents professional fees and other miscellaneous expenses related to the Organizational Transactions, the Company's initial public offering and the sale of the Company's stock by a selling stockholder in January 2018. For the year ended December 31, 2018, $13.0 million was recorded in selling, general and administrative expenses. For the year ended December 31, 2017, $1.3 million was recorded in cost of services and $5.8 million was recorded in selling, general and administrative expense. For the year ended December 31, 2016, $1.7 million was recorded in selling, general and administrative expenses.

(d)	Represents non-cash impairment charges with respect to our long-lived assets and intangible assets.

(e)
In 2018 and 2017, represents non-cash amortization of equity awards issued under Keane Group, Inc.’s Equity and Incentive Award Plan (the “Plan”). According to the Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units and/or other deferred compensation. In 2016, represents adjustments to the non-cash profit interests related to Keane Group Holdings, LLC. In all three years, these costs were recorded in selling, general and administrative expenses.

(f)
Represents gain recognized for insurance proceeds received in connection with a fire that damaged a portion of one hydraulic fracturing fleet on July 1, 2018, contingency accruals related to certain litigation claims, readiness costs associated with our initial internal controls design documentation for Sarbanes-Oxley compliance, using COSO 2013 framework, net gains on disposal of assets, rating agency fees for establishing initial ratings in connection with entering into the 2018 Term Loan Facility (as defined herein) and forfeiture of deposits on hydraulic fracturing equipment purchase orders. For the year ended December 31, 2018, $3.8 million was recorded in selling, general and administrative expenses and $14.9 million was recorded in other expense, net. For the year ended December 31, 2017, $0.7 million was recorded in gain on disposal of assets and $7.2 million was recorded in selling, general and administrative expenses. For the year ended December 31, 2016, $0.4 million was recorded in other expense, net. For the year ended December 31, 2015, $0.2 million was recorded in costs of services and $2.0 million was recorded in other expense, net.

(g)	Excludes management adjustments associated with selling, general and administrative expenses, gain (loss) on disposal of assets within the Corporate segment and other income (expense), net.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “may,” “can,” “will,” “would,” “could,” “should,” the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K, which are incorporated herein by reference. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions. Our total capacity includes approximately 1.4 million hydraulic horsepower. From our 29 currently deployable hydraulic fracturing fleets (“fleets”), 34 wireline trucks, 24 cementing units and other ancillary assets located in the Permian Basin, the Marcellus/Utica Shale, the Eagle Ford Formation, the Bakken Formation and other active oil and gas basins, we pride ourselves on providing industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We distinguish ourselves through three key principles, which include (i) our partnerships with high-quality customers, (ii) our intense focus on safety and efficiency and (iii) a track record of creating value for all our stakeholders.
We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to well-capitalized oil and gas exploration and production customers, with some of the highest quality and safety standards in the industry and long-term development programs that enable us to maximize operational efficiencies and the return on our assets. We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and engineering center, which is located in The Woodlands, Texas, provides us with the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and unique challenges.
We are organized into two reportable segments, consisting of Completion Services, which includes our hydraulic fracturing, wireline divisions and ancillary services; and Other Services, which exclusively includes our cementing division. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenue less segment direct and indirect cost of services, excluding depreciation and amortization. Additionally, our operations management make rapid and informed decisions, such as price adjustments that offset commodity inflation and align with market rates, decisions to strategically deploy our existing and new fleets and real-time supply chain management decisions, by utilizing top line revenue, together with individual direct and indirect costs on a per stage and per fleet basis.
Asset Acquisition from Refinery Specialties, Incorporated
On July 24, 2018, we executed a purchase agreement with RSI to acquire approximately 90,000 hydraulic horsepower and related support equipment for approximately $35.4 million, inclusive of a $0.8 million deposit reimbursement related to future equipment deliveries. This acquisition was partially funded by the insurance proceeds we received in connection with a fire that resulted in damage to a portion of one of our fleets (for further details see Note (7) Property and Equipment, net of Part II, “Item 8. Financial Statements and Supplementary Data”). We also assumed operating leases for light duty vehicles in connection with the RSI transaction, and RSI entered into a non-compete arrangement in turn with us. In September 2018, we reached an agreement with RSI to refund us $0.8 million of the purchase price due to repair costs required for certain acquired equipment. The resulting purchase price after the refund was $34.6 million, and we incurred $0.4 million of transaction costs related to the acquisition, bringing total cash consideration related to the acquisition to $35.0 million.
Acquisition of RockPile
On July 3, 2017, we acquired 100% of the outstanding equity interests of RockPile, a multi-basin provider of integrated well completion services in the U.S., whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. The acquisition of RockPile was completed for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of our common stock and contingent value rights (“CVR”) granted pursuant to the Contingent Value Rights Agreement (“CVR Agreement”), as further described in Note (3) Acquisitions) of Part II, “Item 8. Financial Statements and Supplementary Data.”
Through this acquisition, we expanded our existing presence in the Permian Basin and Bakken Formation by increasing our hydraulic fracturing fleet size by more than 25%, and further strengthened our position as one of the largest pure-play providers of integrated well completion services in the U.S. We acquired 245,000 hydraulic horsepower at newbuild economics, eight wireline trucks, 10 cementing units and 12 workover rigs. We also acquired a high-quality customer base, with minimal overlap to our existing customer base and expanded certain service offerings and capabilities within our Other Services segment.
Subsequent to the acquisition, we sold the twelve acquired workover rigs during the third and fourth quarters of 2017.
In early April 2018, in accordance with the terms and conditions of the CVR Agreement, we calculated and paid the final Aggregate CVR Payment Amount, due to the Holders of the CVRs, of $19.9 million.

Financial results
Revenue in 2018 totaled $2.1 billion, an increase of 39% compared to revenue in 2017 of $1.5 billion. Our strong revenue growth in 2018 was driven by the following factors, (i) an increase in deployed fleets as a result of a full-year contribution of assets acquired during the acquisition of Rockpile and additional newbuild fleets commissioned throughout 2018, (ii) stronger completions performance on a relative per crew basis in terms of stages completed and hours pumped and (iii) continued execution of our strategy of aligning with our clients under dedicated agreements, with periodic re-openers priced at market rate. We exited 2018 with 29 deployable fleets, which included the three newbuild fleets in 2018 and one fleet acquired through the acquisition of RSI. We exited 2017 with 27 operating fleets, which included six acquired fleets, including one newbuild fleet acquired through the acquisition of RockPile. In 2018, due to market conditions and client budget constraints creating white space on our calendar, we operated an equivalent of 24.5 fleets at 100% utilization, compared to 21.1 fleets at 100% utilization during 2017. The revenue growth drivers for 2018 had a favorable impact on operating margins, which is calculated by dividing operating income (loss) by revenue, but headwinds in input cost inflation persisted, particularly with, trucking, labor and chemicals, partially offset by deflation in sand prices due to surplus of sand supply. Consistent with our efforts to maintain and grow the supply of our key commodities and skilled workforce, as influenced by market demand, we continued to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent. We reported operating income of $98.0 million in 2018, as compared to an operating income of $9.3 million in 2017.
We reported net income of $59.3 million, or 0.54 per basic and diluted share, in 2018, compared to net loss of $36.1 million, or $(0.34) per basic and diluted share, in 2017. Excluding the adjustments discussed below, adjusted net income in 2018 and 2017 was $95.0 million and $4.1 million, respectively, or $0.87 and $(0.04) per basic and diluted share, respectively.
Net income in 2018 includes approximately $0.2 million of management adjustments to arrive at Adjusted Gross Profit (as defined herein), which is related to integration costs associated with the asset acquisition from RSI. Net income in 2018 includes a further $35.5 million of management adjustments to arrive at Adjusted EBITDA (as defined herein), driven by $17.2 million of non-cash stock compensation expense, $14.9 million gain from the insurance proceeds received in connection with the July 1, 2018 accidental fire, a $13.2 million adjustment to our CVR liability associated with the acquisition of RockPile, based on the cash settlement in early April 2018, $13.0 million of transaction costs primarily incurred to consummate the secondary stock offering completed in January 2018, $2.8 million of legal contingencies, a $2.7 million markdown to fair value of our idle real estate in Mathis, Texas, upon its sale, $0.9 million in refinancing costs, $0.5 million of integration costs associated with the asset acquisition from RSI and $0.1 million of other financing fees and expenses.
Net income in 2017 includes $11.2 million of management adjustments to arrive at Adjusted Gross Profit, driven by $12.4 million of re-commissioning costs for seven previously idled fleets, $1.7 million of acquisition and integration costs related to the acquisition of RockPile and $1.3 million of bonuses paid out to key operational employees in connection with our IPO, offset by a $4.2 million gain on disposal of assets. Net income in 2017 includes a further $20.8 million of management adjustments to arrive at Adjusted EBITDA, driven primarily by $10.7 million of transaction costs primarily related to the acquisition of RockPile, $10.6 million of non-cash stock compensation expense, a $7.8 million gain on indemnification settlements with Trican, $7.2 million of litigation contingencies, a $5.3 million gain related to the mark-to-market valuation adjustment of our CVR liability associated with the acquisition of RockPile, $3.6 million in bonuses to key personnel in connection with our IPO, $1.2 million of transaction costs related to the secondary offering in January 2018, $1.0 million of organizational restructuring costs, a $0.7 million gain due to the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition and $0.2 million in commissioning costs.

Financial markets, liquidity, and capital resources
On January 25, 2017, we completed the IPO of 30,774,000 shares of our common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by us and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters’ exercise of their overallotment option. The IPO proceeds to us, net of underwriters’ fees and capitalized cash payments of $4.8 million for professional services and other direct IPO related activities, was $255.5 million. The net proceeds were used to fully repay KGH Intermediate Holdco II, LLC (“Holdco II”)’s 2016 Term Loan Facility balance of $99.0 million and the associated prepayment premium of $13.8 million, and to repay $50.0 million of its 12% secured notes due 2019 (“Senior Secured Notes”) and the associated prepayment premium of approximately $0.5 million. The remaining proceeds were used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, we had 103,128,019 shares of common stock outstanding.
On February 17, 2017, we also obtained a $150.0 million asset-based revolving credit facility (“2017 ABL Facility”), replacing our pre-existing $100.0 million asset-based revolving credit facility. On December 22, 2017, our 2017 ABL Facility was amended to increase the commitments thereunder by $150.0 million, for total commitments of $300.0 million.
On May 25, 2018, we obtained a $350.0 million term loan facility (the “2018 Term Loan Facility”). The proceeds of the 2018 Term Loan Facility were used to repay Keane Group’s then-existing term loan facility (the “2017 Term Loan Facility”) and to pay related fees and expenses, with the excess proceeds going to fund general corporate purposes. As a result of entering into the 2018 Term Loan Facility, we experienced an average annualized savings of $7.9 million in interest expense in 2018, when compared to the 2017 Term Loan Facility.
At December 31, 2018, we had approximately $80.2 million of cash available. We also had $184.0 million available under our asset-based revolving credit facility as of December 31, 2018, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including for capital expenditures and working capital investments.
We filed a Registration Statement on Form S-1 (File No. 333-222500) that was declared effective on January 17, 2018 by the Securities and Exchange Commission (the “SEC”) for an offering of shares of our common stock on behalf of Keane Investor (the “selling stockholder”). 15,320,015 shares were registered and sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. We did not sell any common stock in, and did not receive any of the proceeds from, the secondary offering. Subsequently, we filed a Registration Statement on Form S-3 (File No. 333-222831) that was effective upon its filing. In December 2018, the selling stockholder sold 5,251,249 shares of our common stock at a price to the public of $11.02 per share. In conjunction with this subsequent offering, we repurchased 520,000 shares of our common stock. We did not sell any common stock in, and did not receive any of the proceeds from this secondary offering. As a direct result of this secondary offering, Keane Investor owned approximately 49.6% of our outstanding common stock as of December 31, 2018 and currently owns approximately 49.5% of our common stock.
For additional information on market conditions and our liquidity and capital resources, see “Liquidity and Capital Resources,” and “Business Environment and Results of Operations” herein.
Fiscal 2018 Highlights

•	Acquisition: executed strategic asset acquisition of approximately 90,000 hydraulic horsepower from RSI at attractive value;

•	Revenue: increased average annualized Revenue per deployed fleet to $85.5 million in 2018 compared to $72.4 million in 2017;

•	Profitability: increased average annualized Adjusted Gross Profit per fully-utilized fleet to $19.5 million in 2018 compared to $12.9 million in 2017;

•	Utilization: increased efficiency by maintaining average fleet utilization of 88% and increased wireline bundling to 78%;

•	Safety: achieved a total recordable incident rate of 0.37, which remains substantially less than the industry average;

•	Balance sheet: maintained and improved conservative balance sheet, financial flexibility and liquidity;

•	Liquidity: generated operating cash flow of $350.3 million;

•	Share repurchases: completed $105 million of stock repurchases, representing 8.1 million shares of our common stock; and

•
Secondary offerings: completed two secondary offerings on behalf of Keane Investor for approximately 18.6 million shares, which increased public float and reduced Keane Investor’s ownership in the Company to 49.6% as of December 31, 2018 and 49.5% as of February 25, 2019.

Business outlook
In 2017 and through a significant portion of 2018, our industry experienced an increase in the level of drilling activity, driven by growth in E&P capital spending budgets. Commodity prices improved, with crude oil and natural gas prices well above levels prevailing at the beginning of 2017. West Texas Intermediate (“WTI”) crude oil prices averaged $64.94 per barrel in 2018, as compared to $50.88 per barrel in 2017, and Henry Hub Natural Gas prices averaged $3.17 per MMBtu in 2018, as compared to $2.99 per MMBtu in 2017. These dynamics, combined with the completion of previously drilled wells, led to significant growth in the demand for U.S. completion services. At the same time, the availability and supply of completions services was impacted by higher completions intensity, which drove increases in the amount of equipment that must be utilized per fleet and acceleration of maintenance cycles, both of which had a tightening effect on available supply.
In the fourth quarter of 2018, the industry faced growing headwinds, including E&P capital budget exhaustion, early achievement of E&P production targets, price differentials and normal seasonality, resulting in softness in demand for completions services. At the same time, the price of crude oil experienced a significant and rapid decline beginning in November 2018, exacerbating the negative impacts on completions activity. The decline in crude oil prices coincided with E&P budgeting processes, driving many E&P companies to delay budgeting cycles and activity in early 2019. In addition, as we reached the price re-opener periods on a portion of our dedicated agreements, the current imbalance of frac supply resulted in pressure on net price. Most of our customers see value in a long-term partnership with us, and as a result, traded some price concessions by us for extended terms or additional work scope. We currently believe we have strong visibility on utilization for approximately two-thirds of our fleets in 2019, providing a strong baseload upon which to build.
Fiscal 2019 Objectives
In 2019, our principal business objective continues to be growing our business and safely providing best-in-class services in Completion Services and Other Services segments, while delivering shareholder value. We expect to achieve our objective through:

•	partnering and growing with well-capitalized customers under dedicated agreements who focus their efforts on safety, high-efficiency completions, continuous improvement and innovation;

•	allocating our assets to maximize utilization and returns, including diversification of geographies and commodities;

•	maximizing profitability of fully-utilized fleets through leading-edge pricing and efficiencies;

•	investing in technology to further drive efficiencies and differentiation of service offerings;

•	leveraging our flexible and scalable logistics infrastructure to provide assurance of supply at lowest landed cost;

•	leveraging our platform to identify, retain and promote talent to sustain growth and support operational and commercial excellence;

•	pursuing organic expansion opportunities for our cementing assets;

•	maintaining agreements with our existing strategic suppliers and identify and develop relationships with additional strategic suppliers to ensure continuity of supply and optimize efficiency;

•	maintaining our conservative and flexible capital position, supporting continued growth and maintenance of active equipment;

•	exploring potential opportunities for mergers or acquisitions, focused on gaining scale, achieving synergies and delivering shareholder returns; and

•	returning capital to shareholders in a disciplined fashion.
Our operating performance and business outlook are described in more detail in “Business Environment and Results of Operations” herein.
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the Eagle Ford Formation and the Bakken Formation. These regions are expected to account for approximately 68% of all new horizontal wells anticipated to be drilled during 2019 through 2021. In addition, the high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers of completion services in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the U.S. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for 53% of total active rigs in the U.S. during 2019 through 2021 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with an 229% increase in rig count from their combined May 2016 low of 170 to 560 as of December 31, 2018.
Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas demand.
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

The following table shows the average oil and natural gas prices for WTI and Henry Hub natural gas:

	Year Ended December 31,
	2018	2017	2016
Oil price - WTI(1)	$64.94	$50.88	$43.14
Natural gas price - Henry Hub(2)	$3.17	$2.99	$2.52
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31,
Product Type	2018	2017	2016
Oil	841	703	408
Natural Gas	190	172	100
Other	1	1	1
Total	1,032	876	509

	Year Ended December 31,
Drilling Type	2018	2017	2016
Horizontal	900	736	400
Vertical	63	70	60
Directional	69	70	49
Total	1,032	876	509

Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets.
Following a trough in early 2016, oil prices and natural gas prices have recovered to $45.15 and $3.25, respectively, or approximately 72% and 118%, respectively, as of December 31, 2018 from their lows in early 2016 of $26.19 and $1.49, respectively. As of January 2019, the US Energy Information Administration (the “EIA”) projects WTI spot prices to average $53.0 in the first quarter of 2019 before gradually increasing to $57.0 in the fourth quarter of 2019 and Henry Hub natural gas prices to average $2.89 in 2019.
With the rebound in commodity prices from their lows in early 2016, drilling and completion activity continued to increase in 2017 and 2018, with U.S. active rig count in December 2018 more than doubling the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near and immediate term, and market volatility continues to persist. Despite this market volatility, we continued to experience increased demand for our services during 2018.
The EIA projects that the average WTI spot price will increase through 2020 due to growing demand. As of January 2019, global liquids demand is expected to average 101.5 million barrels per day in 2019. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) increased likelihood of favorable regulatory and legislative initiatives, (ii) increased acceptance of natural gas as a clean and abundant domestic fuel source and (iii) the emergence of low-cost natural gas shale developments. As of January 2019, natural gas demand in North America is expected to average 82.65 billion cubic feet per day in 2019.
Our financial performance in 2018 is reflective of the increased demand within the completion services industry and our ability to navigate the anticipated sector-wide challenges in 2019.

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2018	2017	2018	2017	$	%
Completion Services	$2,100,956	$1,527,287	98%	99%	$573,669	38%
Other Services	36,050	14,794	2%	1%	21,256	144%
Revenue	2,137,006	1,542,081	100%	100%	594,925	39%
Completion Services	1,622,106	1,269,263	76%	82%	352,843	28%
Other Services	38,440	13,298	2%	1%	25,142	189%
Costs of services (excluding depreciation and amortization, shown separately)	1,660,546	1,282,561	78%	83%	377,985	29%
Completion Services	478,850	258,024	22%	17%	220,826	86%
Other Services	(2,390)	1,496	0%	0%	(3,886)	(260%)
Gross profit	476,460	259,520	22%	17%	216,940	84%
Depreciation and amortization	259,145	159,280	12%	10%	99,865	63%
Selling, general and administrative expenses	114,258	93,526	5%	6%	20,732	22%
(Gain) loss on disposal of assets	5,047	(2,555)	0%	0%	7,602	(298%)
Operating income	98,010	9,269	5%	1%	88,741	957%
Other income (expense), net	(905)	13,963	0%	1%	(14,868)	(106%)
Interest expense	(33,504)	(59,223)	(2%)	(4%)	25,719	(43%)
Total other expenses	(34,409)	(45,260)	(2%)	(3%)	10,851	(24%)
Income tax expense	(4,270)	(150)	0%	0%	(4,120)	2,747%
Net income (loss)	$59,331	$(36,141)	3%	(2%)	$95,472	(264%)

Revenue.     Total revenue is comprised of revenue from our Completion Services and Other Services segments. Revenue in 2018 increased by $594.9 million, or 39%, to $2.1 billion from $1.5 billion in 2017. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $573.7 million, or 38%, to $2.1 billion in 2018 from $1.5 billion in 2017. This change was primarily attributable to a 17% growth in our average number of fully-utilized fleets, as a result of a full-year contribution of assets acquired during the acquisition of Rockpile and deployment of additional fleets throughout 2018, together with increased stage count and efficiency from both our existing and newly-deployed fleets. These factors drove an increase in annualized revenue per fully-utilized fleet of 18%.
Other Services:     Other Services segment revenue increased by $21.3 million, or 144%, to $36.0 million in 2018 from $14.8 million in 2017. This increase in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile and reactivation of cementing assets that were previously idled. Revenue in 2018 was primarily earned in our cementing division, while revenue in 2017 was earned in our cementing, workover and coiled tubing divisions. We idled our coiled tubing division in December 2016 and divested our coiled tubing assets during the fourth quarter of 2017. We divested our workover assets during the third and fourth quarters of 2017.
Cost of services.     Cost of services in 2018 increased by $378.0 million, or 29%, to $1.7 billion from $1.3 billion in 2017. This change was driven by several factors including (i) higher activity in the Completion Services segment (as discussed above under Revenue), (ii) price inflation in our key input costs, including labor, chemicals, and sand trucking, partially offset by sand deflation, (iii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, such as zipper designs and (iv) an increase in fleets working twenty-four hour operations. In 2018, we had management adjustments of $0.2 million in integration costs related to our asset acquisition from RSI. In 2017, we had management adjustments of $12.4 million in fleet commissioning costs, $1.7 million in acquisition and integration costs associated with the acquisition of RockPile and $1.3 million in bonuses paid out to key operational employees in connection with our IPO. Cost of services as a percentage of total revenue in 2018 was 78%, which represented a decrease of 5% from 83% in 2017. Excluding the above-mentioned management adjustments, total cost of services was $1.7 billion and $1.3 billion in 2018 and 2017, or 78% and 82% of revenue, respectively, a decrease as a percentage of revenue of 4%.
Cost of services, as a percentage of total revenue is presented below:

	Year Ended December 31,
Description	2018	2017	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	77%	83%	(6)%
Other Services	107%	90%	17%
Total cost of services as a percentage of total revenue	78%	83%	(5)%

The change in cost of services by reportable segment is further discussed below.
Completion Services:     Completion Services segment cost of services increased by $352.8 million, or 28%, to $1.6 billion in 2018 from $1.3 billion in 2017. As a percentage of segment revenue, total cost of services was 77% and 83%, in 2018 and 2017, respectively, a decrease as a percentage of revenue of 6%. This decrease was driven by higher revenue and operational performance on a per fleet basis, partially offset by (i) net price inflation in our key input costs and (ii) increased maintenance costs associated with increased service intensity and higher-pressure jobs. In 2018, we had management adjustments of $0.2 million in integration costs related to our asset acquisition from RSI. In 2017, we had management adjustments of $11.6 million in fleet commissioning costs, $1.7 million in acquisition and integration costs associated with the acquisition of RockPile and $1.3 million in bonuses paid out to key operational employees in connection with our IPO. Excluding the above-mentioned management adjustments, Completion Services segment cost of services was $1.6 billion and $1.3 billion in 2018 and 2017, or 77% and 82% of segment revenue, respectively, a decrease as a percentage of revenue of 5%.
Other Services:     Other Services segment cost of services increased by $25.1 million, or 189%, to $38.4 million in 2018 from $13.3 million in 2017. This change in cost of services was primarily due to a full year of costs incurred to ramp up our cementing division. In 2017, we incurred management adjustments of $0.8 million in commissioning costs related to ramping our idle cementing assets in response to increased customer demand and $0.05 million in acquisition and integration costs associated with the acquisition of RockPile. Excluding the above-mentioned management adjustments, Other Services segment cost of services was $38.4 million and $12.4 million in 2018 and 2017, or 107% and 84% of segment revenue, respectively, an increase as a percentage of revenue of 23%.
Depreciation and amortization.     Depreciation and amortization expense increased by $99.9 million, or 63%, to $259.1 million in 2018 from $159.3 million in 2017. This change was primarily attributable to depreciation of additional equipment purchased in 2018 to maintain existing fleets, the purchase of newbuild equipment, the assets acquired from RSI, a full-year depreciation of assets acquired in the RockPile acquisition and changes in the estimated useful lives of certain assets during the first half of 2018.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $20.7 million, or 22%, to $114.3 million in 2018 from $93.5 million in 2017. This change in SG&A was primarily related to non-cash compensation expense and transactions related to the secondary offering we consummated in January 2018, compared with transaction costs incurred in 2017 associated with the acquisition of RockPile. SG&A as a percentage of total revenue was 5% in 2018 compared with 6% in 2017. Total management adjustments were $34.5 million in 2018, driven by $17.2 million of non-cash stock compensation expense, $13.0 million of transaction costs primarily incurred to consummate the secondary stock offering completed in January 2018, $2.8 million of legal contingencies, $0.9 million in refinancing costs, $0.5 million of integration costs associated with the asset acquisition from RSI and $0.1 million of other financing fees and expenses. Management adjustments in 2017 were $34.5 million, driven by $10.7 million of transaction costs primarily incurred for the acquisition of RockPile, $10.6 million of non-cash compensation expense, $5.8 million of organizational restructuring costs and bonuses to key personnel in connection with our IPO, together with transaction costs related to our secondary offering in 2018, $7.2 million primarily related to litigation contingencies and $0.2 million related to commissioning costs. Excluding these management adjustments, SG&A expense was $79.8 million and $59.0 million in 2018 and 2017, respectively, which represents an increase of 35%.
(Gain) loss on disposal of assets.     Gain on disposal of assets in 2018 decreased by $7.6 million, to a loss of $5.0 million in 2018 from a gain of $2.6 million in 2017. This change was primarily attributable to the sale of our coiled tubing units and ancillary coiled tubing equipment in 2017, together with the loss recognized on the sale of our idle real estate in Mathis, Texas in 2018 and the increase in early disposals of various hydraulic fracturing pump components in 2018.
 Other income (expense), net.     Other income (expense), net, in 2018 decreased by $14.9 million, or 106%, to expense of $0.9 million in 2018 from income of $14.0 million in 2017. In 2018, other income (expense), net was primarily due to a $13.2 million adjustment to our Rockpile CVR liability, $2.7 million loss on foreign currency related to the wind-down of the Canadian entity, offset by a $14.9 million gain on the insurance proceeds received for losses resulting from the July 1, 2018 accidental fire. In 2017, other income (expense), net was primarily due to a $7.8 million of indemnification settlements with Trican, $0.7 million from the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition and a $5.3 million mark-to-market valuation adjustment of our RockPile CVR liability.
 Interest expense, net.     Interest expense, net of interest income, decreased by $25.7 million, or 43%, to $33.5 million in 2018 from $59.2 million in 2017. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million in 2017, in connection with the refinancing of our asset-based revolving credit facility and debt extinguishment of our 2016 Term Loan Facility and Senior Secured Notes, compared to the $7.6 million write-offs of deferred financing costs in 2018, in connection with the debt extinguishment of our 2017 Term Loan Facility. While we incurred higher interest expense on our debt facilities in 2018 compared to our debt facilities in 2017, primarily due to the higher principal balance under the 2018 Term Loan Facility, this increase was offset by lower amortization expense of our unamortized deferred financing costs.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations in 2018 was 6.71%, as compared to (0.53)% in 2017. For 2018, the effective rate is primarily made up of state taxes and a tax benefit derived from the current period operating income offset by a valuation allowance. For 2017, the effective rate was primarily made up of a tax benefit derived from the current period operating income offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets.

Net income.     Net income was $59.3 million in 2018, as compared with net loss of $36.1 million in 2017. The increase from the net loss in 2017 is due to the changes in revenue and expenses discussed above.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$1,527,287	$410,854	99%	98%	$1,116,433	272%
Other Services	14,794	9,716	1%	2%	5,078	52%
Revenue	1,542,081	420,570	100%	100%	1,121,511	267%
Completion Services	1,269,263	401,891	82%	96%	867,372	216%
Other Services	13,298	14,451	1%	3%	(1,153)	(8%)
Costs of services (excluding depreciation and amortization, shown separately)	1,282,561	416,342	83%	99%	866,219	208%
Completion Services	258,024	8,963	17%	2%	249,061	2,779%
Other Services	1,496	(4,735)	0%	(1%)	6,231	(132%)
Gross profit	259,520	4,228	17%	1%	255,292	6,038%
Depreciation and amortization	159,280	100,979	10%	24%	58,301	58%
Selling, general and administrative expenses	93,526	53,155	6%	13%	40,371	76%
Gain on disposal of assets	(2,555)	(387)	0%	0%	(2,168)	560%
Impairment	—	185	0%	0%	(185)	(100%)
Operating income (loss)	9,269	(149,704)	1%	(36%)	158,973	(106%)
Other income, net	13,963	916	1%	0%	13,047	1,424%
Interest expense	(59,223)	(38,299)	(4%)	(9%)	(20,924)	55%
Total other expenses	(45,260)	(37,383)	(3%)	(9%)	(7,877)	21%
Income tax expense	(150)	—	0%	0%	(150)	—%
Net loss	$(36,141)	$(187,087)	(2%)	(44%)	$150,946	(81%)

Revenue.     Total revenue is comprised of revenue from our Completion Services and Other Services segments. Revenue in 2017 increased by $1.1 billion, or 267%, to 1.5 billion from 420.6 million in 2016. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $1.1 billion, or 272%, to $1.5 billion in 2017 from $410.9 million in 2016. This change was primarily attributable to a 105% growth in our average number of deployed fleets, as a result of increased utilization of our combined asset base following our acquisition of RockPile and our acquisition of the majority of the U.S. assets and assumptions of certain liabilities of the Acquired Trican Operations, as well as increased stage count and efficiency from both our existing and newly-deployed recommissioned fleets. In addition, annualized revenue per deployed fleet increased 81%.
Other Services:     Other Services segment revenue increased by $5.1 million, or 52%, to 14.8 million in 2017 from 9.7 million in 2016. This change in revenue was primarily attributable to the acquisition of Other Services divisions from RockPile. Revenue in 2017 was earned in our cementing and workover divisions and revenue in 2016 was earned in our cementing and coiled tubing divisions. We idled our coiled tubing division in December 2016 and divested of our coiled tubing assets during the fourth quarter of 2017. We divested of our workover assets during the third and fourth quarters of 2017.

Cost of services.     Cost of services in 2017 increased by $866.2 million, or 208%, to $1.3 billion from $416.3 million in 2016. This change was driven by several factors including (i) higher activity in the Completion Services segment (as discussed above under Revenue), (ii) price inflation in our key input costs, including labor, sand and sand trucking, (iii) increased maintenance costs associated with increased service intensity stemming from larger sand volumes and well configurations, such as zipper designs, (iv) an increase in fleets working twenty-four hour operations and (v) rapid deployment and commissioning of our idle fleets. In 2017, we incurred $12.4 million of fleet commissioning costs, $1.7 million of acquisition and integration costs associated with the acquisition of RockPile and $1.3 million for bonuses paid out to key operational employees in connection with our IPO. In 2016, we had management adjustments of $13.9 million primarily related to acquisition and integration costs associated with the acquisition of the Acquired Trican Operations and $10.0 million primarily related to commissioning of our idle fleets. Cost of services as a percentage of total revenue in 2017 was 83%, which represented a decrease of 16% from 99% in 2016. Excluding the above-mentioned management adjustments, total cost of services was $1.3 billion and $392.4 million in 2017 and 2016 or 82% and 93% of revenue, respectively, a decrease as a percentage of revenue of 11%.
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
Completion Services:     Completion Services segment cost of services increased by $867.4 million, or 216%, to $1.3 billion in 2017 from $401.9 million in 2016. As a percentage of segment revenue, total cost of services was 83% and 98%, in 2017 and 2016, respectively, a decrease as a percentage of revenue of 15%. This change in cost of services was driven by (i) higher activity (as discussed above under Revenue), (ii) price inflation in our key input costs, including sand and trucking, (iii) increased maintenance costs associated with increased service intensity and higher-pressure jobs and (iv) rapid deployment and commissioning of our idle fleets. In 2017, we incurred $11.6 million of fleet commissioning costs, $1.7 million of acquisition and integration costs associated with the acquisition of RockPile and $1.3 million for bonuses paid out to key operational employees in connection with our IPO. In 2016, we had management adjustments of $13.5 million primarily related to acquisition and integration costs associated with the acquisition of the Acquired Trican Operations and $9.3 million primarily related to commissioning of our idle fleets. Excluding the above-mentioned management adjustments, Completion Services segment cost of services were $1.2 billion and $379.1 million in 2017 and 2016, or 82% and 92% of segment revenue, respectively, a decrease as a percentage of revenue of 10%.

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
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $40.4 million, or 76%, to $93.5 million in 2017 from $53.2 million in 2016. This change in SG&A was primarily related to non-cash amortization expense of equity awards issued under our Equity and Incentive Award Plan in 2017 and transactions driving overall company growth associated with the acquisition of RockPile. SG&A as a percentage of total revenue was 6% in 2017 compared with 13% in 2016. Total management adjustments were $34.5 million in 2017, driven by $10.7 million of transaction costs primarily incurred for the acquisition of RockPile, $10.6 million of non-cash compensation expense for the restricted stock units and stock options awarded to certain of our employees in connection with our IPO, $5.8 million of organizational restructuring costs and bonuses to key personnel in connection with our IPO, together with transaction costs related to our secondary offering in 2018, $7.2 million primarily related to litigation contingencies and $0.2 million related to commissioning costs. Management adjustments in 2016 were $26.9 million, primarily driven by $23.2 million of transaction costs and lease exit costs related to the integration of the Acquired Trican Operations, $2.0 million in non-cash compensation expense of our unit-based awards and $1.7 million in IPO-readiness costs. Excluding these management adjustments, SG&A expense was $59.0 million and $26.3 million in 2017 and 2016, respectively, which represents an increase of 124%.
Gain on disposal of assets.     Gain on disposal of assets in 2017 increased by $2.2 million, or 560%, to a gain of $2.6 million in 2017 from a gain of $0.4 million in 2016. This change was primarily attributable to the sale of our coiled tubing units and ancillary coiled tubing equipment, our air compressor units and idle property in Woodward, Oklahoma and Searcy, Arkansas.
Other income (expense), net.     Other income (expense), net, in 2017 increased by $13.0 million, or 1,424%, to income of $14.0 million in 2017 from income of $0.9 million in 2016. This change is primarily due to $7.8 million of gain on indemnification settlements with Trican, $0.7 million due to the negotiated settlement of assumed liabilities with a certain vendor from a prior acquisition and a $5.3 million mark-to-market valuation adjustment of our RockPile CVR liability.
 Interest expense, net.     Interest expense, net of interest income, increased by $20.9 million, or 55%, to $59.2 million in 2017 from $38.3 million in 2016. This change was primarily attributable to prepayment premiums of $15.8 million and write-offs of deferred financing costs of $15.3 million, incurred in connection with the refinancing of our asset-based revolving credit facility and debt extinguishment of our 2016 Term Loan Facility and Senior Secured Notes. This increase was offset by lower interest expense under our 2017 Term Loan Facility, which replaced our 2016 Term Loan Facility and Senior Secured Notes that bore higher interest rates.
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
Net loss.     Net loss was $36.1 million in 2017, as compared with net loss of $187.1 million in 2016. This decrease in net loss from 2016 is due to the changes in revenue and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (18) (Commitments and Contingencies) of Part II, “Item 8. Financial Statements and Supplementary Data.”
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company’s ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.
As of December 31, 2018, we had $80.2 million of cash and $351.2 million of total debt, compared to $96.1 million of cash and $282.9 million of total debt as of December 31, 2017. In 2018, 2017 and 2016, we had capital expenditures of $291.5 million, $189.6 million and $23.5 million, respectively, exclusive of the cash payment attributable to the asset acquisition from RSI on July 24, 2018 of $35.0 million, the acquisition of RockPile on July 3, 2017 of $116.6 million and the acquisition of the Acquired Trican Operations on March 16, 2016 of $203.9 million.

	(Thousands of Dollars)
	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used) in operating activities	$350,311	$79,691	$(54,054)
Net cash used in investing activities	$(297,506)	$(250,776)	$(227,161)
Net cash provided by (used in) financing activities	$(68,554)	$218,122	$276,633

Significant sources and uses of cash during the year ended December 31, 2018
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities in 2018 of $350.3 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment.

•	Investing activities:

–
Cash provided by the insurance proceeds received for losses resulting from the July 1, 2018 accidental fire was $18.1 million. For further details see Note (7) Property and Equipment, net of Part II, “Item 8. Financial Statements and Supplementary Data.”

–
$4.7 million in proceeds from sales of various assets, including our idle field operations facility in Mathis, Texas, within the Corporate segment, and hydraulic tractors and light general-purpose vehicles within the Completion Services segment.

•	Financing activities:

–	Cash provided by the 2018 Term Loan Facility, net of debt discount, was $348.2 million.

Uses of cash:

•	Operating activities:

–	$13.0 million of transaction costs, including underwriting discounts paid by the Company, primarily incurred to consummate the secondary stock offering completed in January 2018.

–
$7.9 million related to the portion of the cash settlement of our RockPile CVR liability that exceeded its acquisition-date fair value, with the remaining $12.0 million of the cash settlement cost reflected in the use of cash in financing activities as described below.

Investing activities:

–
Net cash used in investing activities of $297.5 million was primarily associated with our asset acquisition from RSI and our newbuild and maintenance capital spend on active fleets, offset by insurance proceeds and proceeds from various asset sales, as discussed above under “Sources of cash.” This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, including capital leases but excluding interest, was $289.1 million.

–	Cash used to pay debt issuance costs associated with our debt facilities was $7.3 million.

–	Shares repurchased and retired related to our stock repurchase program totaled $104.9 million.

–	Shares repurchased and retired related to payroll tax withholdings on our share-based compensation totaled $3.6 million.

–	$12.0 million related to the portion of the cash settlement of our RockPile CVR liability that was reflective of its acquisition-date fair value.
Significant sources and uses of cash during the year ended December 31, 2017
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities in 2017 of $79.7 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment. We also had proceeds of $2.1 million and $4.2 million from the indemnification settlement with Trican and our insurance company related to the acquisition of the Acquired Trican Operations. See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data.”

•	Investing activities:

–
Total proceeds of $30.6 million from the sale of assets relating to our facilities in Woodward, Oklahoma and Searcy, Arkansas, certain air compressor units, coiled tubing assets and the twelve workover rigs acquired in the acquisition of RockPile. See Note (7) Property and Equipment, net of Part II, “Item 8. Financial Statements and Supplementary Data.”

•	Financing activities:

–	Cash provided from IPO proceeds, $255.5 million. See Note (1)(a) Initial Public Offering of Part II, “Item 8. Financial Statements and Supplementary Data.”

–
The 2017 Term Loan Facility, entered into on March 15, 2017, provided for $145.0 million, net of associated origination and other transactions fees. Proceeds received were primarily used to fully repay our Senior Secured Notes. statements.

–
An incremental term loan facility, entered into on July 3, 2017, provided for $131.1 million, net of associated origination and other transaction fees. Proceeds received were primarily used to fund the acquisition of RockPile.

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

Significant sources and uses of cash during the year ended December 31, 2016
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

•	Investing activities:

–	Cash consideration of $205.4 million associated with the acquisition of the Acquired Trican Operations.

–	Cash used for capital expenditures of $23.5 million associated with maintenance capital spend on active fleets, commissioning costs associated with the deployment of our idle fleets.

•	Financing activities: Cash used to repay and service our debt facilities, including prepayment penalties and capital leases but excluding interest, in 2016 was $8.8 million.

Future sources and use of cash
Capital expenditures for 2019 are projected to be primarily related to maintenance capital spend to support our existing active fleets, wireline trucks and cementing units. We anticipate our capital expenditures will be funded by cash flows from operations. We currently estimate that our capital expenditures for 2019 will range between $130.0 million and $150.0 million.
Debt service for the year ended December 31, 2019 is projected to be $30.4 million, of which $5.5 million is related to capital leases. We anticipate our debt service will be funded by cash flows from operations.
On February 26, 2018, we announced that our board of directors authorized a 12-month stock repurchase program of up to $100.0 million of the Company’s outstanding common stock, with the intent of returning value to our shareholders as we continue to expect further growth and profitability. The program does not obligate us to purchase any particular number of shares of common stock during any period, and the program may be modified or suspended at any time at our discretion. Effective October 26, 2018, our board of directors authorized a reset of capacity on the existing stock repurchase program back to $100 million. Additionally, the program’s expiration date was extended to September 2019 from a previous expiration of February 2019. Effective February 25, 2019, our board of directors authorized a reset of capacity on the existing stock repurchase program back to $100 million. Additionally, the program’s expiration date was extended to December 2019 from a previous expiration of September 2019.
Other factors affecting liquidity
Financial position in current market. As of December 31, 2018, we had $80.2 million of cash and a total of $184.0 million available under our revolving credit facility. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments and stock repurchases.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.5 million of letters of credit were outstanding as of December 31, 2018.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 days or less. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of December 31, 2018.

(Thousands of Dollars) Contractual obligations	Total	2019	2020-2022	2023-2025	2026+
Long-term debt, including current portion(1)	$348,250	$3,500	$10,500	$334,250	$—
Estimated interest payments(2)	130,758	21,386	61,517	47,855	—
Capital lease obligations(3)	11,449	5,484	5,965	—	—
Operating lease obligations(4)	73,535	29,410	28,500	6,502	9,123
Purchase commitments(5)	137,667	78,101	57,966	1,600	—
Equity-method investment(6)	3,315	3,315	—	—	—
Legal contingency(7)	1,668	1,668	—	—	—
	$706,642	$142,864	$164,448	$390,207	$9,123

(1)
Long-term debt represents our obligations under our 2018 Term Loan Facility, exclusive of interest payments. In addition, these amounts exclude $7.5 million of unamortized debt discount and debt issuance costs associated with our 2018 Term Loan Facility.

(2)
Estimated interest payments are based on debt balances outstanding as of December 31, 2018 and include interest related to the 2018 Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate (“LIBOR”).

(3)
Capital lease obligations consist of obligations on our capital leases of hydraulic fracturing equipment and ancillary equipment with CIT Finance LLC and light weight vehicles with ARI Financial Services Inc. and Enterprise FM Trust and includes interest payments.

(4)
Operating lease obligations, inclusive of early termination buyouts, are related to our real estate, rail cars with Anderson Rail Group, Compass Rail VIII, SMBC Rail Services, Trinity Industries Leasing Company, and CIT Rail LLC and light duty vehicles with Enterprise FM Trust.

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

(6)
Equity-method investment is related to our research and development commitments with our equity-method investee. See Notes (18) Commitments and Contingencies and (19) Related Party Transactions of Part II, “Item 8. Financial Statements and Supplementary Data” for further details.

(7)
The legal contingency is primarily related to various employment related claims. See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” for further details.

Principal Debt Agreements
2017 ABL Facility
Structure.    As of March 31, 2018, our 2017 ABL Facility provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million. The 2017 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
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
2018 Term Loan Facility
On May 25, 2018, Keane Group and the 2018 Term Loan Guarantors (as defined below) entered into the 2018 Term Loan Facility with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance Keane Group’s then-existing term loan facility and to repay related fees and expenses, with the excess proceeds to fund general corporate purposes.
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the “2018 Term Loans”). As of December 31, 2018, there was $348.2 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
Maturity. May 25, 2025 or, if earlier, the stated maturity date of any other term loans or term commitments.
Amortization. The 2018 Term Loans amortize in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding.
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
 Transaction prices with our related parties are commensurate with transaction prices in arms-length transactions. For further details about our transactions with Related Parties, see Note (19) Related Party Transactions of Part II, “Item 8. Financial Statements and Supplementary Data.”
Recently Issued Accounting Standards
For discussion on the impact of accounting standards issued but not yet adopted to our consolidated and combined financial statements, see Note (24) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”
Critical Accounting Policies and Estimates
The preparation of our consolidated and combined financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data” requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. We believe the following are the critical accounting policies used in the preparation of our consolidated and combined financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated and combined financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data.”
Business combinations
We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from-royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. See Note (3) Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our recently completed acquisitions during 2017 and 2016.

Asset acquisitions
Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets and identifiable intangible assets. Goodwill is not recognized in an asset acquisition. See Note (3) Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for our asset acquisition from RSI in 2018.
Legal and environmental contingencies
From time to time, we are subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. Our assessment of the likely outcome of litigation matters is based on our judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. We accrue for contingencies when the occurrence of a material loss is probable and can be reasonably estimated, based on our best estimate of the expected liability. The estimate of probable costs related to a contingency is developed in consultation with internal and outside legal counsel representing us. The accuracy of these estimates is impacted by, among other things, the complexity of the issues and the amount of due diligence we have been able to perform. Differences between the actual settlement costs, final judgments or fines from our estimates could have a material adverse effect on our financial position or results of operations. See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our legal, environmental and other regulatory contingencies.
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
See Note (2)(h) Goodwill and Indefinite-Lived Intangible Assets and (2)(i) Long-Lived Assets of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on our impairment assessments of our long-lived assets, indefinite-lived assets and goodwill for the years ended December 31, 2018, 2017 and 2016.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, (1) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries; (2) reducing the U.S. federal corporate income tax rate from 35% to 21%; (3) eliminating the alternative minimum tax; (4) creating a new limitation on deductible interest expense; and (5) changing rules related to use and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. We evaluated the provisions of the Tax Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on our consolidated and combined financial statements as of December 31, 2017. Accordingly, we recorded a provision to income taxes for our assessment of the tax impact of the Tax Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Act are not expected to have an adverse impact on our consolidated and combined financial statements. We will continue to assess the impact of other aspects of U.S. tax reform on our tax positions and our consolidated and combined financial statements.
See Note (17) Income Taxes of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on income taxes for the years ended December 31, 2018, 2017 and 2016.

New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (24) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”
NON-GAAP FINANCIAL MEASURES
From time to time in our financial reports, we will use certain non-GAAP financial measures to provide supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitates review of our operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA and Adjusted Gross Profit provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies.
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk during 2018, except in regards to our dissolution of Keane Completions CN Corp.
As of December 31, 2018, we held variable-rate debt, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks.
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
For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part II, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of December 31, 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Keane Group, Inc.:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined balance sheets of Keane Group Inc. and subsidiaries’ (the Company) as of December 31, 2018 and 2017, the related consolidated and combined statements of operations and comprehensive income (loss), changes in owners’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 27, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Keane Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Keane Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated and combined statements of operations and comprehensive income (loss), changes in owners’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated and combined financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated and combined financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Houston, Texas
February 27, 2019

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Balance Sheets

(Amounts in thousands)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$80,206	$96,120
Trade and other accounts receivable, net	210,428	238,018
Inventories, net	35,669	33,437
Assets held for sale	176	—
Prepaid and other current assets	5,784	8,519
Total current assets	332,263	376,094
Property and equipment, net	531,319	468,000
Goodwill	132,524	134,967
Intangible assets	51,904	57,280
Other noncurrent assets	6,569	6,775
Total assets	$1,054,579	$1,043,116

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$106,702	$92,348
Accrued expenses	101,539	135,175
Current maturities of capital lease obligations	4,928	3,097
Current maturities of long-term debt	2,776	1,339
Customer contract liabilities	60	5,000
Stock-based compensation - current	4,281	4,281
Other current liabilities	294	914
Total current liabilities	220,580	242,154
Capital lease obligations, less current maturities	5,581	4,796
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	337,954	273,715
Stock-based compensation - noncurrent	—	4,281
Other noncurrent liabilities	3,283	5,078
Total noncurrent liabilities	346,818	287,870
Total liabilities	567,398	530,024

Stockholders’ equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 104,188 shares)	1,038	1,118
Paid-in capital in excess of par value	455,447	541,074
Retained earnings (deficit)	31,494	(27,372)
Accumulated other comprehensive loss	(798)	(1,728)
Total stockholders’ equity	487,181	513,092

Total liabilities and stockholders’ equity	$1,054,579	$1,043,116

See accompanying notes to the consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per unit amounts)

	Twelve Months Ended December 31,
	2018	2017	2016
Revenue	$2,137,006	$1,542,081	$420,570
Operating costs and expenses:
Cost of services (1)	1,660,546	1,282,561	416,342
Depreciation and amortization	259,145	159,280	100,979
Selling, general and administrative expenses	114,258	93,526	53,155
(Gain) loss on disposal of assets	5,047	(2,555)	(387)
Impairment	—	—	185
Total operating costs and expenses	2,038,996	1,532,812	570,274
Operating income (loss)	98,010	9,269	(149,704)
Other income (expense):
Other income (expense), net	(905)	13,963	916
Interest expense(2)	(33,504)	(59,223)	(38,299)
Total other expenses	(34,409)	(45,260)	(37,383)
Income (loss) before income taxes	63,601	(35,991)	(187,087)
Income tax expense(3)	(4,270)	(150)	—
Net income (loss)	59,331	(36,141)	(187,087)
Net loss attributable to predecessor	—	(7,918)	—
Net loss attributable to Keane Group, Inc.	59,331	(28,223)	(187,087)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(114)	96	22
Hedging activities	(880)	791	(1,784)
Total comprehensive income (loss)	$58,337	$(35,254)	$(188,849)

Net income (loss) per share(4):
Basic net income(loss) per share	$0.54	$(0.34)	$(2.14)
Diluted net income (loss) per share	$0.54	$(0.34)	$(2.14)

Weighted-average shares outstanding: basic(3)	109,335	106,321	87,313
Weighted-average shares outstanding: diluted(3)	109,660	106,321	87,313

(1)
Cost of services during the years ended December 31, 2018, 2017, and 2016 excludes depreciation of $245.6 million, $150.6 million, and $94.7 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization separately disclosed.

(2)
Interest expense during the year ended December 31, 2018 includes $7.6 million in write-offs of deferred financing costs incurred in connection with the early debt extinguishment of the Company’s 2017 Term Loan Facility (as defined herein). Interest expense during the year ended December 31, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing by the Company of its then existing revolving credit and security agreement (as amended, the “2016 ABL Facility”) and the Company’s early debt extinguishment of its term loan facility provided by that certain credit agreement entered into on March 16, 2016 by KGH Intermediate Holdco I, LLC, Holdco II and Keane Frac, LP (as amended, the “2016 Term Loan Facility”) with certain financial institutions (collectively, the “2016 Term Lenders”) and CLMG Corp., as administrative agent for the 2016 Term Lenders, and Senior Secured Notes (as defined herein).

(3) Income tax provision as presented in the consolidated and combined statement of operations does not include the provision for Texas margin tax for 2016.

(4)
The pro forma earnings per share amounts have been computed to give effect to the Organizational Transactions (as defined herein), including the limited liability company agreement of Keane Investor (as defined herein) to, among other things, exchange all of the Existing Owners’ (as defined herein) membership interests for the newly-created ownership interests. The earnings per share amounts for 2017 and 2016 have been computed to give effect to the Organizational Transactions, as if they had occurred on January 1, 2017, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the Existing Owners’ membership interests for the newly-created ownership interests.

See accompanying notes to the consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Changes in Owners’ Equity
(Amounts in thousands)

	Members’ equity	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2015	$186,510	$—	$—	$(101,684)	$(4,666)	$80,160
Contribution of equity	222,646	—	—	—	—	222,646
Issuance of Class A and Class C Units	42,669	—	—	—	—	42,669
Unit awards amortization	1,985	—	—	—	—	1,985
Other comprehensive income	—	—	—	—	1,879	1,879
Net loss	—	—	—	(187,087)	—	(187,087)
Balance as of December 31, 2016	$453,810	$—	$—	$(288,771)	$(2,787)	$162,252
Net loss prior to the Organizational Transactions	—	—	—	(7,918)	—	(7,918)
Effect of the Organizational Transactions	(453,810)	—	156,270	297,540	—	—
Issuance of common stock sold in initial public offering, net of offering costs and deferred stock awards for executives	—	1,031	245,902	—	—	246,933
Stock-based compensation recognized subsequent to the Organizational Transactions	—	—	10,578	—	—	10,578
Effect of RockPile acquisition	—	87	130,203	—	—	130,290
Other comprehensive income	—	—	—	—	1,059	1,059
Deferred tax adjustment	—	—	(1,879)	—	—	(1,879)
Net loss subsequent to Organizational Transactions	—	—	—	(28,223)	—	(28,223)
Balance as of December 31, 2017	$—	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Stock-based compensation(1)	—	2	21,458	—	—	21,460
Shares repurchased and retired related to stock-based compensation	—	(1)	(3,578)	—	—	(3,579)
Shares repurchased and retired related to stock repurchase program	—	(81)	(103,507)	(1,273)	—	(104,861)
Other comprehensive income	—	—	—	808	930	1,738
Net income	—	—	—	59,331	—	59,331
Balance as of December 31, 2018	$—	$1,038	$455,447	$31,494	$(798)	$487,181

(1)
Stock-based compensation during 2018 includes stock-based compensation expense recognized during the period of $17.2 million and the vested deferred stock awards of $4.3 million. Refer to Note (12) Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

See accompanying notes to the consolidated and combined financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$59,331	$(36,141)	$(187,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	259,145	159,280	100,979
Amortization of deferred financing fees	3,147	5,241	4,152
(Gain) loss on disposal of assets	5,047	(2,555)	(387)
Equity-based compensation	17,166	10,578	1,985
Loss on debt extinguishment, including prepayment premiums	7,563	31,084	—
Loss on contingent consideration liability	13,254	—	—
Loss on foreign currency translation	2,621	—	—
Unrealized gain (loss) on derivatives	(880)	791	(1,784)
Realized (gain) loss on derivatives	(697)	172	3,641
Gain on insurance proceeds recognized in other income	(14,892)	—	—
Loss on impairment of assets	—	—	185
Accrued interest on loan—related party	—	—	471
Other non-cash expenses	—	(322)	—
Changes in operating assets and liabilities
Decrease (increase) in trade and other accounts receivable, net	27,485	(113,047)	(13,027)
Decrease (increase) in inventories	(2,725)	(15,475)	8,485
Decrease (increase) in prepaid and other current assets	2,734	20,294	(5,994)
Decrease (increase) in other assets	362	(336)	32
Increase (decrease) in accounts payable	11,304	(141)	14,214
Decrease in customer contract liabilities	(4,940)	—	—
Increase (decrease) in accrued expenses	(32,318)	41,446	19,735
Increase (decrease) in other liabilities	(2,396)	(21,178)	346
Net cash provided by (used) in operating activities	350,311	79,691	(54,054)
Cash flows from investing activities
Asset and business acquisitions	(35,003)	(116,576)	(203,900)
Purchase of property and equipment	(277,569)	(141,340)	(23,126)
Advances of deposit on equipment	(4,153)	(23,096)	(420)
Payments for leasehold improvements	(1,651)	(157)	—
Implementation of software	(883)	(687)	(453)
Proceeds from sale of assets	4,652	30,565	711
Proceeds from insurance recoveries	18,247	515	22
Equity-method investment	(1,146)	—	—

KEANE GROUP, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)

Payments received (advances) on note receivable	—	—	5
Net cash used in investing activities	(297,506)	(250,776)	(227,161)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	255,494	—
Proceeds from the secured notes and term loan facilities	348,250	285,000	100,000
Payments on the secured notes and term loan facilities	(284,952)	(289,902)	(5,647)
Payments on capital leases	(4,119)	(2,861)	(2,668)
Prepayment premiums on early debt extinguishment	—	(15,817)	—
Payment of debt issuance costs	(7,331)	(13,792)	(15,052)
Payment of contingent consideration liability	(11,962)	—	—
Shares repurchased and retired related to share repurchase program	(104,861)	—	—
Shares repurchased and retired related to stock-based compensation	(3,579)	—	—
Contributions	—	—	200,000
Net cash provided by (used in) financing activities	(68,554)	218,122	276,633
Non-cash effect of foreign translation adjustments	(165)	163	80
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,914)	47,200	(4,502)
Cash, cash equivalents and restricted cash, beginning	96,120	48,920	53,422
Cash, cash equivalents and restricted cash, ending	$80,206	$96,120	$48,920

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$24,528	$30,104	$25,516
CVR settlement	19,918	—	—
Income taxes	5,529	—	—
Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$9,821	$25,193	$9,364
Non-cash reduction in capital lease obligations	114	20	1,281
Non-cash additions to capital lease obligations	6,831	2,739	—
Non-cash issuance of acquisition shares	—	130,290	—
Non-cash forgiveness of related party loan	—	—	22,646
Non-cash issuance of Class A and C Units	—	—	42,669

See accompanying notes to the consolidated and combined financial statements.

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
The Company’s accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires the Company to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from the Company’s estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets; allowances for doubtful accounts; inventory reserves; acquisition accounting; contingent liabilities; and the valuation of property and equipment, intangible assets, equity issued as consideration in an acquisition, equity-based incentive plan awards and derivatives.
Management believes the consolidated and combined financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2018 and the results of its operations and cash flows for the years ended December 31, 2018, 2017 and 2016. Such adjustments are of a normal recurring nature.
The consolidated and combined financial statements include the accounts of Keane Group, Inc. and its consolidated subsidiaries: Keane Group Holdings, LLC; KGH Intermediate Holdco I, LLC; KGH Intermediate Holdco II, LLC; Keane Frac, LP; Keane Frac TX LLC; Keane Frac ND, LLC; Keane Frac GP, LLC and Keane Completions CN Corp. All intercompany transactions and balances have been eliminated.
The consolidated financial statements for the period from January 1, 2016 to March 15, 2016 reflect only the historical results of the Company prior to the completion of the Company’s acquisition of the Acquired Trican Operations (as defined herein). The consolidated and combined financial statements for the period from January 1, 2017 to July 2, 2017 reflect only the historical results of the Company prior to the completion of the Company’s acquisition of RockPile (as defined herein).
Earnings per share and weighted-average shares outstanding for the years ended December 31, 2017 and 2016 have been presented giving pro forma effect to the Organizational Transactions (as defined herein) as if they had occurred on January 1, 2016. Financial results for the years ended December 31, 2017 and 2016 are the financial results of Keane Group, Inc. and Keane Group Holdings, LLC, the Company’s predecessor for accounting purposes, as there was no activity under Keane Group, Inc. prior to 2017.

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
As a result of the Organizational Transactions and the IPO, (i) the Company became a holding company with no material assets other than its ownership of Keane Group, (ii) an aggregate of 72,354,019 shares of the Company’s common stock were owned by Keane Investor and certain of the Company’s independent directors, and Keane Investor entered into a Stockholders’ Agreement with the Company, (iii) the Existing Owners became holders of equity interests in the Company’s controlling stockholder, Keane Investor (and holders of Keane Group’s Class B and Class C Units became holders of Class B and Class C Units in Keane Investor) and (iv) the capital stock of the Company consists of (x) common stock, entitled to one vote per share on all matters submitted to a vote of stockholders and (y) undesignated and unissued preferred stock.

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
Refer to Note (3) Acquisitions for discussion of the acquisitions completed in 2018, 2017, and 2016.
(b) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash is invested in overnight repurchase agreements and certificates of deposit with an initial term of less than three months.
Net cash received from certain dispositions or casualty events of more than $25.0 million per single transaction or $50.0 million per series of related transactions, under the 2018 Term Loan Facility (as defined herein), and of more than $25.0 million, under the 2017 ABL Facility (as defined herein), is considered to be restricted. The Company may, at management’s discretion, reinvest any part of such proceeds in assets (other than current assets) useful for its business (in the case of the 2018 Term Loan Facility) and for replacing or repairing the assets in respect of which such proceeds were received (in the case of the 2017 ABL Facility), in each case within 12 months from the receipt date of such proceeds. Otherwise, the proceeds are required to be applied as a prepayment of the 2018 Term Loan Facility or any outstanding commitments under the 2017 ABL Facility.
The Company did not have any qualifying asset sale proceeds or insurance proceeds that exceeded the dollar thresholds described above for the year ended December 31, 2018 under the 2018 Term Loan Facility or 2017 ABL Facility. For the year ended December 31, 2017, the Company had a qualifying insurance recovery of $0.5 million under the 2017 Term Loan Facility.
The Company did not have any restricted cash as of December 31, 2018 and 2017.
(c) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated and combined statements of cash flows. The Company analyzes the need for an allowance for doubtful accounts for estimated losses related to

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

potentially uncollectible accounts receivable on a case by case basis throughout the year. In establishing the required allowance, management considers historical losses, adjusted to take into account current market conditions and the Company’s customers’ financial condition, the balance of receivables in dispute, the current receivables aging and current payment patterns. The Company reserves amounts based on specific identification. Account balances are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Trade accounts receivable were $210.1 million and $235.8 million at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had an allowance for doubtful accounts of $0.5 million.
(d) Inventories
Inventories are stated at the lower of cost or market (net realizable value). Costs of inventories include purchase, conversion and condition. As inventory is consumed, the expense is recorded in cost of services in the consolidated and combined statements of operations and comprehensive income (loss) using the weighted average cost method for all inventories.
The Company periodically reviews the nature and quantities of inventory on hand and evaluates the net realizable value of items based on historical usage patterns, known changes to equipment or processes and customer demand for specific products. Significant or unanticipated changes in business conditions could impact the magnitude and timing of impairment recognized. Provision for excess or obsolete inventories is determined based on our historical usage of inventory on-hand, volume on-hand versus anticipated usage, technological advances and consideration of current market conditions. Inventories that have not turned over for more than a year are subject to a slow-moving reserve provision. In addition, inventories that have become obsolete due to technological advances, excess volume on-hand or not fitting our equipment are written-off.
(e) Revenue Recognition
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
Revenue from the Company’s Completion Services and Other Services segments are earned as services are rendered, which is generally on a per stage or fixed monthly rate for the Company’s Completions Services segment and on a per job basis for the Other Services segment. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the consolidated and combined statements of operations and comprehensive income (loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the consolidated and combined statements of operations and comprehensive income (loss). The Company does not incur contract acquisition and origination costs. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the consolidated and combined statements of operations and comprehensive income (loss) and net cash provided by operating activities in the consolidated and combined statements of cash flows.
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
Other Services
The Company provides cementing services pursuant to contractual arrangements, such as term contracts, or on a spot market basis. Revenue is recognized upon the completion of each performance obligation, which for cementing services, represents the portion of the well cemented: surface casing, intermediate casing or production liner. The performance obligations are satisfied over time. Jobs for these services are typically short term in nature, with most jobs completed in a day. Once the well has been cemented, a field ticket is created that includes charges for the services performed and the consumables used during the course of service. The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
Disaggregation of Revenue
Revenue activities during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Revenue by segment:
Completion Services	$2,100,956	$1,527,287	$410,854
Other Services	36,050	14,794	9,716
Total revenue	$2,137,006	$1,542,081	$420,570

Revenue by geography:
East	$790,026	$566,891	$181,629
North	268,012	235,391	59,706
South	1,078,968	739,799	179,235
Total revenue	$2,137,006	$1,542,081	$420,570

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As such, the Company’s contract liabilities are immaterial to its consolidated and combined balance sheets. Payment terms after invoicing are typically 30 days or less.
(f) Property and Equipment
Property and equipment, inclusive of equipment under capital lease, are generally stated at cost.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 13 months to 40 years. Management bases the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of its maintenance programs. When components of an item of property and equipment are identifiable and have different useful lives, they are accounted for separately as major components of property and equipment. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset and the term of the lease.
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment and are recognized net within operating costs and expenses in the consolidated and combined statements of operations and comprehensive income (loss).
Major classifications of property and equipment and their respective useful lives are as follows:

Land	Indefinite life
Building and leasehold improvements	13 months – 40 years
Machinery and equipment	13 months – 10 years
Office furniture, fixtures and equipment	3 years – 5 years

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
In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the year ended December 31, 2018 of $15.0 million in the consolidated and combined statement of operations and comprehensive income.
As a result of a system upgrade to its fixed asset accounting module, in the third quarter of 2018, the Company changed its depreciation method from mid-month straight-line depreciation to days straight-line depreciation. The impact of this change in depreciation method to the Company’s consolidated and combined statement of operations and comprehensive income (loss) was immaterial.
Depreciation methods, useful lives and residual values are reviewed annually.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(g) Major Maintenance Activities
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
(h) Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of a business over the estimated fair value of the identifiable assets acquired and liabilities assumed by the Company. For the purposes of goodwill impairment analysis, the Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. When performing the impairment assessment, the Company evaluates factors, such as unexpected adverse economic conditions, competition and market changes. Goodwill is allocated to one reporting unit, Completion Services.
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
In 2018, the Company performed Step 0 of the goodwill impairment assessment by reviewing relevant qualitative factors. The Company determined there were no events that would indicate the carrying amount of its goodwill may not be recoverable, and as such, no impairment charge was recognized. The Company’s assessment was based on the following factors: forecasted growth in gross domestic product for 2019, equity markets remain near all-time highs, commodity prices are projected at levels that would favor continued investment in drilling and well completion, production cuts by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and non-OPEC members, positive trends and forecasts for the oil and gas industry and the Company’s positive projected financial results for 2019 across all of its reporting units.
No goodwill impairment has been recognized since inception in 2013.
The Company’s indefinite-lived assets consist of the Company’s trade name. The Company assesses its indefinite-lived intangible assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable.
There was no indefinite-lived asset impairment recognized during 2018, 2017 or 2016.
(i) Long-Lived Assets
The Company assesses its long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. For the Company’s property and equipment, the Company determined the lowest level of identifiable cash

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

flows that are independent of other asset groups to be at the service line level: hydraulic fracturing, wireline, cementing and drilling, except for an entity level asset group for assets that do not have identifiable independent cash flows. For the Company’s definite-lived intangible assets, the Company determined each intangible asset generates identifiable cash flows independent of one another and independent of the other assets in the operating segment with which they are associated. As such, the Company concluded that each intangible asset should be individually assessed for impairment.
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
In 2018 and 2017, for the Company’s property and equipment and definite-lived intangible assets, the Company determined there were no events that would indicate the carrying amount of these assets may not be recoverable, and as such, no impairment charge was recognized. The Company’s assessment was based on the following factors: there have been no significant decreases in the market price or use of the Company’s definite-lived assets, the Company continued to drive efficiencies, capabilities and utilization across all of its service lines, projected market and oil and gas industry conditions favor continued investment in drilling and well completion and the Company’s positive projected financial results for 2019 across all of its service lines.
In 2016, for the Company’s definite-lived assets, the Company recorded a $0.2 million impairment charge related to a non-compete agreement in the Other Services segment, because there were insufficient forecasted cash flows to support this intangible asset.
Amortization on definite-lived intangible assets is calculated on the straight-line method over the estimated useful lives of the assets.
(j) Derivative Instruments and Hedging Activities
The Company utilizes interest rate derivatives to manage interest rate risk associated with its floating-rate borrowings. The Company recognizes all derivative instruments as either assets or liabilities on the consolidated and combined balance sheets at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income (loss) until the hedged item affects earnings.
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
The Company discontinues hedge accounting prospectively, when it determines that the derivative is no longer highly effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the originally forecasted transaction is no longer probable of occurring or if management decides to remove the designation of the cash flow hedge. The net derivative instrument gain or loss related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the originally hedged transaction affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. When it is probable that the originally forecasted transaction will not occur by the end of the originally specified time period, the Company recognizes immediately, in earnings, any gains and losses related to the hedging relationship that were recognized in accumulated other comprehensive income (loss). In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the consolidated and combined balance sheets and recognizes any subsequent changes in the derivative’s fair value in earnings.
(k) Fair Value Measurement
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

Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement of assets and liabilities within the levels of the fair value hierarchy. Reclassifications of fair value between Level 1, Level 2 and Level 3 of the fair value hierarchy, if applicable, are made at the end of each quarter.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(l) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards, restricted stock units to be settled in common stock (“RSUs”) and non-qualified stock options (“stock options”) based on the fair value of the awards at the date of grant. The fair value of restricted stock awards and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined by applying the Black-Scholes model to the grant-date market value of the underlying common shares of the Company. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method best reflects actual stock-based compensation expense.
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
Tax deductions on the stock-based compensation awards are not realized until the awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax deduction for a stock-based award is greater than the cumulative GAAP compensation expense for that award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for an award is less than the cumulative GAAP compensation expense for that award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded discretely in the period in which they occur. The cash flows resulting from any excess tax benefit will be classified as financing cash flows in the consolidated and combined statements of cash flows.
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
For additional information, see Note (12) Stock-Based Compensation.
(m) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the consolidated and combined financial statements for the years ended December 31, 2018 and 2017.
Prior to 2019, the Company had a Canadian subsidiary, which was treated as a corporation for Canadian federal and provincial tax purposes. For Canadian tax purposes, the Company was subject to foreign income tax.
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
The Company recognizes interest accrued related to unrecognized tax benefits, if any, in income tax expense.
See Note (17) Income Taxes for a detailed discussion of the Company’s taxes and activities thereof during the years ended December 31, 2018, 2017 and 2016.
(n) Commitments and Contingencies
The Company accrues for contingent liabilities when such contingencies are probable and reasonably estimable. The Company generally records losses related to these types of contingencies as direct operating expenses or general and administrative expenses in the consolidated and combined statements of operations and comprehensive income (loss).
Legal costs associated with the Company’s loss contingencies are recognized immediately when incurred as general and administrative expenses in the Company’s consolidated and combined statements of operations and comprehensive income (loss).
(o) Equity-method investments
Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the noncontrolled entities’ operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company’s share of the entity’s income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are presented within other noncurrent assets in the consolidated and combined balance sheets.
As of December 31, 2018 and 2017, the Company recognized $1.7 million and $0.6 million, respectively, for its only equity-method investment.
(p) Employee Benefits and Postemployment Benefits
Contractual termination benefits are payable when employment is terminated due to an event specified in the provisions of a social/labor plan, state or federal law. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with ASC 712, “Compensation—Nonretirement Post-Employment Benefits.” In all other situations where the Company pays termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with ASC 420, “Exit or Disposal Cost Obligations.” A liability is recognized for one-time termination benefits when the Company is committed to 1) making payments and the number of affected employees and the benefits received are known to both parties and 2) terminating the employment of current employees according to a detailed formal plan without possibility of withdrawal for which such amount can be reasonably estimated
(q) Leases
The Company leases certain facilities and equipment used in its operations. The Company evaluates and classifies its leases as operating or capital leases for financial reporting purposes. Assets held under capital leases are included in property and equipment on the consolidated and combined balance sheets. Operating lease expense is recorded on a straight-line basis over the lease term in the consolidated and combined statements of operation and

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

comprehensive income (loss). Landlord incentives are recorded as deferred rent and amortized as reductions to lease expense on a straight-line basis over the life of the applicable lease.
Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842). For further details on the impact of the adoption of this standard to the Company’s consolidated financial statements, see Note (24) New Accounting Pronouncements: (b) Recently Issued Accounting Standards.
(r) Research and development costs
Research and development costs are expensed as incurred as general and administrative expenses in the Company’s consolidated and combined statements of operations and comprehensive income (loss). Research and development costs incurred directly by the Company were $7.1 million, $3.7 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(s) Advertising costs
Advertising costs are expensed as incurred as general and administrative expenses in the Company’s consolidated and combined statements of operations and comprehensive income (loss). Advertising costs incurred by the Company were $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(t) Pro-forma earnings per share
The earnings per share amounts for the years ended December 31, 2017 and 2016 have been computed to give effect to the Organizational Transactions, as if they had occurred at the beginning of the earliest period presented, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the pre-existing membership interests of the Company for the newly-created ownership interests for common stock of KGI. The computations of earnings per share do not consider the 15,700,000 shares of common stock newly-issued by KGI to investors in the IPO.
(3) Acquisitions
(a) Trican
On March 16, 2016, the Company acquired the majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the “Acquired Trican Operations”) for total consideration of $248.1 million, comprised of $199.4 million in cash, $6.0 million in adjustments pursuant to terms of the acquisition agreement to Trican and $42.7 million in Class A and C Units in the Company (the “Trican Transaction”).
The Company accounted for the acquisition of the Acquired Trican Operations using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded based on their fair values. The Company finalized the purchase price allocation in March 2017 and recorded the measurement period adjustments noted in the following table.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following table summarizes the fair value of the consideration transferred for the acquisition of the Acquired Trican Operations and the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the acquisition date of the Acquired Trican Operations:

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

Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill was primarily attributable to expected synergies and the assembled workforce, and was allocated in its entirety to the Completion Services segment for the purposes of evaluating future goodwill impairment. A portion of the Goodwill is tax deductible.

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
The remaining amount of working capital purchase adjustment of $1.5 million, which was recorded as a payable on the date of acquisition, was reversed into income on the consolidated and combined statements of operations and comprehensive (loss) as part of the gain on the Trican indemnification settlement. This did not result in any adjustment to the purchase accounting, as the settlement occurred after the twelve-month measurement period was completed. See Note (19) Related Party Transactions for further details.

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
The Company’s consolidated and combined statement of operations and comprehensive loss include revenue (unaudited) of $191.0 million and gross profit (unaudited) of $10.4 million from the Acquired Trican Operations from the date of acquisition on March 16, 2016 to December 31, 2016.
(b) RockPile
On July 3, 2017 (the “RockPile Acquisition Date”), the Company acquired 100% of the outstanding equity interests of RockPile Energy Services, LLC and its subsidiaries (“RockPile”) from RockPile Energy Holdings, LLC (the “Principal Seller”). RockPile was a multi-basin provider of integrated well completion services in the U.S., whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs. Through this acquisition, the Company deepened its existing presence in the Permian Basin and Bakken Formation and further solidified its position as one of the largest pure-play providers of integrated well completion services in the U.S. This acquisition also enabled the Company to expand certain service offerings and capabilities within its Other Services segment.
The acquisition of RockPile was completed for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock (the “Acquisition Shares”) and contingent value rights, as described below. The fair value of the Acquisition Shares, which is recorded in owners’ equity in the consolidated and combined balance sheet, was calculated using the closing price of the Company’s common stock on July 3, 2017, of $16.29, discounted by 7.9% to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted.
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
In early April 2018, in accordance with the terms and conditions of the CVR Agreement, the Company calculated and paid the final Aggregate CVR Payment Amount, due to the RockPile Holders, of $19.9 million and recognized a loss of $13.2 million during the year ended December 31, 2018 in other income (expense), net in the consolidated statement of operations and comprehensive income.
The Company accounted for the acquisition of RockPile using the acquisition method of accounting. Assets acquired, liabilities assumed and equity issued in connection with the acquisition were recorded based on their fair values. The Company finalized the purchase price allocation in June 2018. Of the measurement period adjustments noted in the following table, $11.3 million were recorded in 2017 and $2.4 million were recorded in 2018.
The following table summarizes the fair value of the consideration transferred for the acquisition of RockPile and the final allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the RockPile Acquisition Date:

Total Purchase Consideration:	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
(Thousands of Dollars)
Cash consideration	$123,293	$(6,717)	$116,576
Equity consideration	130,290	—	130,290
Contingent consideration	11,962	—	11,962
Less: Cash acquired	(20,379)	20,379	—
Total purchase consideration, less cash acquired	$245,166	$13,662	$258,828

Trade and other accounts receivable	$57,117	$1,484	$58,601
Inventories, net	2,853	138	2,991
Prepaid and other current assets	13,630	(717)	12,913
Property and equipment, net	157,654	8,653	166,307
Intangible assets	20,967	(1,267)	19,700
Notes receivable	250	(250)	—
Other noncurrent assets	363	(57)	306
Total identifiable assets acquired	252,834	7,984	260,818
Accounts payable	(38,999)	16,180	(22,819)
Accrued expenses	(22,161)	(13,315)	(35,476)
Deferred revenue	(23,053)	698	(22,355)
Other non-current liabilities	(827)	(2,412)	(3,239)
Total liabilities assumed	(85,040)	1,151	(83,889)
Goodwill	77,372	4,527	81,899
Total purchase price consideration	$245,166	$13,662	$258,828

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The goodwill in this acquisition was primarily attributable to expected synergies and new customer relationships and was allocated in its entirety to the Completions segment. All the goodwill recognized for the acquisition of RockPile is tax deductible with an amortization period of 15 years.
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
The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the acquisition of RockPile. Deal costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate RockPile’s operations with that of the Company, including retention bonuses and severance payments. Harmonization costs consist of expenses incurred in connection with aligning RockPile’s accounting processes and procedures and integrating its enterprise resource planning system with those of the Company. The expenses for all these transactions were expensed as incurred.

	(Thousands of Dollars)
Transaction Type	Year Ended December 31, 2017	Location
Deal costs	$513	Cost of services
Deal costs	6,166	Selling, general and administrative expenses
Integration	214	Cost of services
Integration	1,124	Selling, general and administrative expenses
Harmonization	656	Selling, general and administrative expenses
	$8,673

The following combined pro forma information assumes the acquisition of RockPile occurred on January 1, 2016. The pro forma information presented below is for illustrative purposes only and does not reflect future events

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

that occurred after July 2, 2017 or any operating efficiencies or inefficiencies that resulted from the acquisition of RockPile. The information is not necessarily indicative of results that would have been achieved had the Company controlled RockPile during the periods presented. Pro forma net loss for the year ended December 31, 2017 includes $0.8 million of non-recurring retention bonuses associated with the acquisition, which were incurred after the closing and $1.8 million of compensation costs associated with the executives of RockPile whom the Company retained. In addition, the Company incurred $2.2 million of transaction costs that were not reflected in this pro forma financial information, since they were incurred prior to the closing.

	(Thousands of Dollars)
	Unaudited
	Year Ended December 31,
	2017	2016
Revenue	$1,732,279	$543,966
Net loss	(49,348)	(203,383)

Net loss per share (basic and diluted)	$(0.44)	$(2.12)
Weighted-average shares outstanding (basic and diluted)	111,939	96,112

The Company’s consolidated and combined statement of operations and comprehensive income for 2017 includes revenue (unaudited) of $192.2 million and gross profit (unaudited) of $29.8 million, from the RockPile operations, from the date of acquisition on July 3, 2017 to December 31, 2017.
(c) Asset Acquisition from Refinery Specialties, Incorporated
On July 24, 2018, the Company executed a purchase agreement with Refinery Specialties, Incorporated (“RSI”) to acquire approximately 90,000 hydraulic horsepower and related support equipment for approximately $35.4 million, inclusive of an $0.8 million deposit reimbursement related to future equipment deliveries. This acquisition was partially funded by the insurance proceeds the Company received in connection with a fire that resulted in damage to a portion of one of the Company’s fleets (for further details see Note (7) Property and Equipment, net). The Company also assumed operating leases for light duty vehicles in connection with the RSI transaction and RSI entered into a non-compete arrangement in turn with the Company. In September 2018, the Company, and RSI reached an agreement to refund the Company $0.8 million of the purchase price due to repair costs required for certain acquired equipment. The resulting purchase price after the refund was $34.6 million, and the Company incurred $0.4 million of transaction costs related to the acquisition, bringing total cash consideration related to the acquisition to $35.0 million.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(4)    Intangible Assets
The intangible assets balance in the Company’s consolidated and combined balance sheets represents the fair value, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	December 31, 2018
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	8.3	$67,600	$(27,755)	$39,845
Non-compete agreements	7.3	700	(362)	338
Trade name	Indefinite life	10,200	—	10,200
Technology	1.8	2,262	(741)	1,521
Total		$80,762	$(28,858)	$51,904

	(Thousands of Dollars)
	December 31, 2017
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	9.1	$68,600	$(23,049)	$45,551
Non-compete agreements	8.1	750	(360)	390
Trade name	Indefinite life	10,200	—	10,200
Technology	2.1	3,023	(1,884)	1,139
Total		$82,573	$(25,293)	$57,280

Amortization expense related to the intangible assets for the years ended December 31, 2018, 2017 and 2016 was $6.3 million, $7.1 million and $5.7 million, respectively.
Amortization for the Company’s intangible assets, excluding the trade name that has an indefinite useful life and in-process software, over the next five years, is as follows:

Year-end December 31,	(Thousands of Dollars)
2019	$5,402
2020	5,278
2021	4,996
2022	4,973
2023	4,973

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(5)    Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2016	$50,478
Acquisitions	84,489
Goodwill as of December 31, 2017	134,967
Acquisitions	(2,443)
Goodwill as of December 31, 2018	$132,524
The changes in the carrying amount of goodwill for the year ended December 31, 2018 and 2017 consisted of purchase price adjustments related to the acquisition of RockPile. For additional information, see Note (3) (Acquisitions). There were no triggering events identified and no impairment recorded since inception and for the years ended December 31, 2018, 2017 and 2016.
(6)    Inventories, net
Inventories, net, consisted of the following at December 31, 2018 and December 31, 2017:

	(Thousands of Dollars)
	December 31, 2018	December 31, 2017
Sand, including freight	$14,697	$11,551
Chemicals and consumables	6,250	7,940
Materials and supplies	14,722	13,946
Total inventory, net	$35,669	$33,437
Inventories are reported net of obsolescence reserves of $1.0 million and $0.3 million as of December 31, 2018 and 2017, respectively. The Company recognized $0.7 million, $0.3 million and $0.02 million of obsolescence expense during the years ended December 31, 2018, 2017 and 2016.
(7)    Property and Equipment, net
Property and Equipment, net consisted of the following at December 31, 2018 and December 31, 2017:

	(Thousands of Dollars)
	December 31, 2018	December 31, 2017
Land	$4,771	$5,186
Building and leasehold improvements	32,134	30,322
Office furniture, fixtures and equipment	7,691	6,338
Machinery and equipment	1,041,212	773,516
	1,085,808	815,362
Less accumulated depreciation	(562,813)	(372,617)
Construction in progress	8,324	25,255
Total property and equipment, net	$531,319	$468,000

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The machinery and equipment balance as of December 31, 2018 and 2017 included $10.0 million of hydraulic fracturing equipment under capital lease. The machinery and equipment balance as of December 31, 2018 and 2017 also included approximately $11.2 million and $5.1 million, respectively, of vehicles under capital leases. Accumulated depreciation for the hydraulic fracturing equipment under capital leases was $9.3 million and $8.3 million as of December 31, 2018 and 2017, respectively. Accumulated depreciation for the vehicles under capital leases was $7.9 million and $1.6 million as of December 31, 2018 and 2017, respectively.
All (gains) and losses are presented within (gain) loss on disposal of assets in the consolidated and combined statements of operations and comprehensive income (loss).
The following summarizes the proceeds received and (gains) losses recognized on the disposal of certain assets for the years ended December 31, 2018, 2017 and 2016:
Year ended December 31, 2018
During the year ended December 31, 2018, the Company divested the following assets:

•	idle field operations facility in Mathis, Texas, acquired as part of the Acquired Trican Operations, for net proceeds of $1.1 million and a net loss of $2.7 million, within the Corporate segment;

•
early disposals of hydraulic fracturing pump components for a net loss of $3.5 million. The loss on these early disposals were offset by the salvage values of transmission cores from failed transmissions. These assets were within the Completion Services segment; and

•
various immaterial assets for net proceeds of $3.2 million and a net gain of $1.2 million. These assets primarily consisted of hydraulic tractors and light general-purpose vehicles within the Completion Services and Corporate segments.

As of December 31, 2018, the Company classified various immaterial assets, primarily consisting of tractors within the Completions segment, as assets held for sale, in anticipation of closing on the sale in the first quarter of 2019. The Company ceased depreciation of these assets. The Company did not recognize a loss upon classification of these assets as held for sale.
Year ended December 31, 2017
During the year ended December 31, 2017, the Company divested the following assets:

•	Idle facility in Searcy, Arkansas, acquired in the acquisition of the Acquired Trican Operations, for net proceeds of $0.5 million and a net loss of $0.6 million, within the Corporate segment;

•
Idle facility in Woodward, Oklahoma, acquired in the acquisition of the Acquired Trican Operations, for net proceeds of $2.4 million and a net gain of $0.5 million, within the Completion Services segment;

•	Air compressor units for net proceeds of $0.9 million and a net gain of $0.9 million, within the Other Services segment;

•	Twelve workover rigs, acquired in the acquisition of RockPile, for net proceeds of $16.7 million with no (gain) or loss, within the Other Services segment;

•	Hydraulic fracturing operating equipment for a net loss of $0.6 million, within the Completions segment; and

•	Idle coiled tubing assets for net proceeds of $10.0 million and a net gain of $3.5 million, within the Other Services segment.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Year Ended December 31, 2016
During the year ended December 31, 2016, the Company divested various immaterial assets for net proceeds of $0.7 million and a net gain of $0.4 million, primarily within the Completions Services segment.
Casualty Loss
On July 1, 2018, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in damage to a portion of the equipment in that fleet. The Company received $18.1 million of insurance proceeds for replacement cost of the damaged equipment, which offset the $3.2 million impairment loss recognized on the damaged equipment. The resulting gain of $14.9 million was recognized in other income (expense), net in the consolidated and combined statements of operations and comprehensive income.
(8)    Long-Term Debt
Long-term debt at December 31, 2018 and December 31, 2017 consisted of the following:

	(Thousands of Dollars)
	December 31, 2018	December 31, 2017
2017 Term Loan Facility	$—	$283,202
2018 Term Loan Facility	348,250	—
Capital leases	10,516	7,918
Less: Unamortized debt discount and debt issuance costs	(7,527)	(8,173)
Total debt, net of unamortized debt discount and debt issuance costs	351,239	282,947
Less: Current portion	(7,704)	(4,436)
Long-term debt, net of unamortized debt discount and debt issuance costs, including capital leases	$343,535	$278,511
Below is a summary of the Company’s credit facilities outstanding as of December 31, 2018:

	(Thousands of Dollars)
	2017 ABL Facility(1)	2018 Term Loan Facility(1)
Original facility size	$300,000	$350,000
Outstanding balance	$—	$348,250
Letters of credit issued	$2,500	$—
Available borrowing base commitment	$183,985	n/a
Interest Rate(2)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	December 22, 2022	May 25, 2025

(1) For detailed discussion on the Company’s outstanding credit facilities, see “Liquidity and Capital Resources” under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2) London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Maturities of the 2018 Term Loan Facility for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2019	$3,500
2020	3,500
2021	3,500
2022	3,500
2023	3,500
$17,500
Deferred Charges and Other Costs
Deferred charges include deferred financing costs and debt discounts or debt premiums. Deferred charges are capitalized and amortized using the effective interest method and netted against the carrying amount of the related borrowing. The amortization is recorded in interest expense in the consolidated and combined statements of operations and comprehensive income (loss). Amortization expense related to the capitalized deferred charges for the years ended December 31, 2018, 2017 and 2016 was $3.1 million, $5.2 million, and $4.2 million, respectively.
On May 25, 2018, the Company entered into a term loan facility (the “2018 Term Loan Facility”), the proceeds of which were used to repay the Company’s pre-existing term loan facility (the “2017 Term Loan Facility”). No prepayment penalties were incurred in connection with the Company’s early debt extinguishment of its 2017 Term Loan Facility. Deferred charges associated with the 2017 Term Loan Facility that were expensed upon repayment of the 2017 Term Loan Facility were $7.6 million. Deferred charges associated with the 2018 Term Loan Facility that were capitalized upon recognition of the 2018 Term Loan Facility were $9.0 million. Unamortized deferred charges associated with the 2018 Term Loan Facility were $7.5 million as of December 31, 2018 and are recorded in long-term debt, net of unamortized deferred charges and unamortized debt discount, less current maturities on the consolidated and combined balance sheets.
Deferred charges associated with the 2017 ABL Facility that were capitalized upon recognition of the 2017 ABL Facility were $4.7 million. The deferred financing costs related to the 2016 ABL Facility that remained unamortized when the 2016 ABL Facility was replaced with the 2017 ABL Facility was $1.0 million and is being amortized over the life of the 2017 ABL Facility. Unamortized deferred charges associated with the 2017 and 2016 ABL Facilities were $4.0 million and $5.0 million as of December 31, 2018 and 2017, respectively, and are recorded in other noncurrent assets on the consolidated and combined balance sheets.
Unamortized deferred charges associated with the Company’s capital leases were $0.01 million and $0.02 million as of December 31, 2018 and 2017.
Interest expense during the year ended December 31, 2017 included $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred charges, incurred in connection with the Company’s refinancing of its 2016 ABL Facility and the Company’s early debt extinguishment of its 2016 Term Loan Facility and the Senior Secured Notes in 2017.
Capital Leases
The Company leases certain machinery, equipment and vehicles under capital leases that expire between 2019 and 2022.
The Company leases fracturing equipment under a capital lease with CIT. This lease has a lease term of 60 months and interest rate of 4.73% per annum. Total remaining principal balance outstanding on this lease as

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

of December 31, 2018 and 2017 was $2.6 million and $4.5 million, respectively. Total interest expense incurred on this lease was $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company leased certain machinery and equipment under a capital lease with FNB that expired in 2018. Total remaining principal balance outstanding on this lease as of December 31, 2018 and 2017 was nil and $0.02 million, respectively. Total interest expense incurred on this lease was less than $0.01 million for the years ended December 31, 2018, 2017 and 2016.
As part of the acquisition of Trican’s U.S. Operations, the Company assumed capital leases for light weight vehicles with ARI Financial Services Inc. The lease terms on the vehicles range from 36 to 60 months and interest rates range from 2.25% to 3.75%. In 2018, the Company leased additional light weight vehicles with ARI Financial Services, Inc. The new vehicle leases have terms of 48 months and interest rates ranging from 3.48% and 4.98%. The total outstanding capital lease obligation on these leases as of December 31, 2018 and 2017 was $7.7 million and $3.0 million, respectively. Total interest expense incurred on these leases was $0.3 million, $0.04 million and $0.01 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company leases light weight vehicles under capital leases with Enterprise Fleet Trust. The vehicle leases have terms of 48 months and an interest rate of 8.5%. The total outstanding capital lease obligation for the vehicles leased from Enterprise Fleet Trust as of December 31, 2018 and 2017 was $0.2 million and $0.3 million, respectively. Total interest incurred for the years ended December 31, 2018, 2017 and 2016 was $0.02 million, $0.01 million and nil, respectively.
Depreciation of assets held under capital leases is included within depreciation expense. See Note (7) Property and Equipment, net for further details.
Future annual capital lease commitments, including the interest component but excluding the unamortized deferred charges component, as of December 31, 2018 for the next five years are listed below:

Year-end December 31,	(Thousands of Dollars)
2019	$5,484
2020	2,652
2021	2,430
2022	883
2023	—
Subtotal	11,449
Less amount representing interest	(933)
$10,516

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(9)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the years ended December 31, 2018, 2017 and 2016, sales to Completion Services customers represented 98%, 99% and 98% of the Company’s consolidated revenue, respectively. During the years ended December 31, 2018, 2017 and 2016, sales to Completion Services customers represented 101%, 99% and 212% of the Company’s consolidated gross profit, respectively.
The Company depends on its customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in North America, which in turn, is affected by current and expected levels of oil and natural gas prices. Oil and natural gas prices began to decline drastically beginning late in the second half of 2014 and remained low through early 2016. This decline, sustained by global oversupply of oil and natural gas, drove the industry into a downturn. Recent events have provided upward momentum for energy prices. With the rebound in commodity prices from their lows in early 2016, drilling and completion activity continued to increase in 2017 and 2018, with U.S. active rig count in December 2018 more than doubling the trough in the active rig count registered in May 2016. The significant growth in production resulting from increased drilling activity has contributed to increased uncertainty concerning the direction of oil and gas prices over the near and immediate term, and market volatility continues to persist. Despite this market volatility, the Company continued to experience increased demand for our services during 2018.
For the year ended December 31, 2018, revenue from three customers individually represented more than 10% and collectively represented 39% of the Company’s consolidated revenue. For the year ended December 31, 2017, no customer individually represented more than 10% of the Company’s consolidated revenue. For the year ended December 31, 2016, revenue, three customers individually represented more than 10% and collectively represented 48% of the Company’s consolidated revenue.
For the year ended December 31, 2018, purchases from two suppliers represented approximately 5% to 10% of the Company’s overall purchases. For the year ended December 31, 2017, purchases from one supplier represented approximately 5% to 10% of the Company’s overall purchases, respectively. The costs for each of these suppliers were incurred within the Completion Services segment.
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
The Company discontinued hedge accounting on the pre-existing interest rate swaps upon termination. At the time hedge accounting was discontinued, the exiting interest rate swaps had $3.5 million of deferred gains in accumulated other comprehensive loss. This amount was not reclassified from accumulated other comprehensive

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

loss into earnings, as it remained probable that the originally forecasted transaction will occur. This amount will be recognized into earnings through August 18, 2022, the termination date of the pre-existing interest rate swap.
The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of December 31, 2018:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	(129)	—	(129)	—	(129)
Other noncurrent liability	(169)	—	(169)	—	(169)
As of December 31, 2017:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	324	—	324	—	324
Other current liability	(254)	—	(254)	—	(254)
Other noncurrent liability	—	—	—	—	—

(1)
With all of the Company’s financial trading counterparties, agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016	Location
Amount of gain (loss) recognized in other comprehensive income on derivative	$(880)	$791	$(1,784)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”) into earnings	697	(72)	(603)	Interest Expense
Amount of loss reclassified from AOCI into earnings as a result of originally forecasted transaction becoming probable of not occurring	—	(100)	(3,038)	Interest Expense
The gain (loss) recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the consolidated and combined statements of operations and comprehensive income (loss).
There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2018, $0.7 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under ASC 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Year Ended December 31,
Description	Location	2018	2017	2016
Gains (loss) on interest contracts	Interest expense	$—	$(367)	$240
See Note (11) (Fair Value Measurements and Financial Information) for further information related to the Company’s derivative instruments.
(11) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and capital lease obligations. As of December 31, 2018 and 2017, the carrying values of the Company’s financial instruments, included in its consolidated and combined balance sheets, approximated or equaled their fair values. There were no transfers into or out of Levels 1, 2 and 3 as of December 31, 2018 and 2017.
Recurring Fair Value Measurement
At December 31, 2018, the one financial instrument measured by the Company at fair value on a recurring bases was its interest rate derivative, and as of December 31, 2017, the two financial instruments measured by the Company at fair value on a recurring basis were its interest rate derivatives and the Aggregate CVR Payment Amount related to the acquisition of RockPile.
The fair market value of the derivative financial instrument reflected on the consolidated and combined balance sheets as of December 31, 2018 and 2017 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The fair market value of the Aggregate CVR Payment Amount reflected on the consolidated and combined balance sheet as of December 31, 2017 of $6.7 million was determined using a Monte Carlo option pricing model that considered various assumptions, including the Company’s stock price, the length of the holding period and discount for volatility. The maturity date of the CVR Agreement was April 3, 2018, with the final settlement amount calculated and paid at $19.9 million.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at December 31, 2018 and 2017 (in thousands of dollars):

Fair value measurements at reporting date using
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Aggregate CVR Payment	$—	$—	$—	$—
Interest rate derivatives	(298)	—	(298)	—

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

		Fair value measurements at reporting date using
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$70	$—	$70	$—
Liabilities:
Aggregate CVR Payment	6,665	—	6,665	—
Non-Recurring Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired technology using the “income-based relief-from-royalty” method and the fair value of its non-compete agreement using the “lost income” approach. Assets acquired as a result of the acquisition of the Acquired Trican Operations, RockPile and RSI were recorded at their fair values on the date of acquisition. See Note (3) Acquisitions for further details.
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
In 2018 and 2017, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
In 2016, the Company recorded an impairment charge of $0.2 million associated with the non-compete agreement within its Other Services segment.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $80.2 million and $96.1 million as of December 31, 2018 and 2017, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for greater than 10% of the Company’s consolidated revenue or total accounts receivable. As of December 31, 2018, trade receivables from three customers individually represented more than 10% and collectively represented 49% of the Company’s total accounts receivable. As of December 31, 2017, trade receivables from one customer individually represented more than 10% of the Company’s total accounts receivable, accounting for 17% of total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of December 31, 2018 and 2017, the Company had $0.5 million in allowance for doubtful accounts, based on specific identification. The Company did not write-off any

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

bad debts during 2017, but did write-off $0.6 million of bad debt in 2018, in connection with its litigation with Halcon Operating Co., Inc. and Halcon Energy Properties. For further detail, see Note (18) Commitments and Contingencies.
(12) Stock-Based Compensation
As of December 31, 2018, the Company has four types of equity-based compensation under its Equity and Incentive Award Plan: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors, (iii) restricted stock units issued to executive officers and key management employees and (iv) non-qualified stock options issued to executive officers. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Equity and Incentive Award Plan.
For details on the Company’s accounting policies for determining stock-based compensation expense, see Note (2)    Summary of Significant Accounting Policies: (l) Stock-based compensation. Non-cash stock compensation expense is presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss).
The following table summarizes equity-based compensation costs for the years ended December 31, 2018, 2017 and 2016 (in thousands of dollars):

	Year Ended December 31,
	2018	2017	2016
Class B Interests	$—	$—	$1,984
Deferred stock awards	4,280	4,280	—
Restricted stock awards	611	399	—
Restricted stock units	9,822	4,766	—
Non-qualified stock options	2,453	1,133	—
Equity-based compensation cost	$17,166	$10,578	$1,984
Tax benefit(1)	(4,134)	(2,532)	—
Equity-based compensation cost, net of tax	$13,032	$8,046	$1,984

(1)
Prior to 2017, the Company was organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to the Company’s members and included in their tax returns.

(a) 2016 Class B Interests - Management Incentive Plan
On March 16, 2016, the Company canceled all outstanding Class C units issued under its Class C Management Incentive Plan (the “Class C Plan”) and issued Class B units under the Keane Management Holdings LLC Management Incentive Plan (“Class B Plan”). Using an applicable conversion ratio specific to each participant, the Company issued 83,529 Class B units to former participants in the Class C Plan, of which 80,784 were fully vested upon issuance. The remaining 2,745 were subject to vesting based on the same time-based schedule that applied under a participant’s canceled Class C award agreement, subject to the participant’s continued employment, without regard to the achievement of any performance objectives that applied under the Class C units. In addition, on March 16, 2016, the Company issued 2,353 Class B units to a member of the Company’s management. These Class B units vested in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The grant date fair value of the Class B units issued on March 16, 2016 was $98.97.
The Company accounted for the exchange of Class C units for Class B units as a modification. In accordance with the requirements of ASC 718, “Compensation - Stock Compensation,” the Company calculated

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

incremental fair value on the difference between the fair value of the modified award and the fair value of the original award immediately prior to the modification. The incremental fair value related to vested units was recognized immediately as compensation expense. The incremental fair value of unvested units and any remaining unrecognized compensation of the original awards was recognized as compensation expense over the remaining vesting period.
During the second quarter of 2016, the Company issued 1,177 Class B units to a member of the Company’s management. These Class B units vested in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The fair value on the grant date was $98.97 per Class B unit on the date of grant.
During the fourth quarter of 2016, the Company issued 6,471 Class B units to members of the board of directors of the Company (the “Board of Directors”) and 7,647 to other management personnel. These Class B units vested in three equal installments on each of the first three anniversaries of the grant date subject to continued service with the Company. The fair value on the grant date was $73.20 per Class B unit on the date of grant.
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
As described in Note (1) Basis of Presentation and Nature of Operations, in order to effectuate the IPO, the Company completed the Organizational Transactions, which resulted in the Existing Owners contributing all of their direct and indirect equity interests in Keane Group to Keane Investor.
The Company recognized $2.0 million of non-cash compensation expense into income related to the Company’s Class B Plan in the year ended December 31, 2016 and nil in the years ended December 31, 2017 and 2018. As all vested and unvested membership units were contributed to Keane Investor, which is not a subsidiary of the Company, on January 20, 2017, the Company did not recognize any additional non-cash compensation expense associated with unvested membership units.
(b) Deferred stock awards
Upon consummation of the IPO, the executive officers of the Company identified in the table below became eligible for retention payments, the first on January 1, 2018 and the second on January 1, 2019, in the bonus amounts set forth in the table below. On March 16, 2017, the compensation committee (the “Compensation Committee”) of the Board of Directors approved, and each executive officer agreed, that in lieu of the executive officer’s cash retention payments, the executive officer was granted a deferred stock award under the Equity and Incentive Award Plan. Each executive officer’s deferred stock award provides that, subject to the executive officer remaining employed through the applicable vesting date and complying with the restrictive covenants imposed on him under his employment agreement with the Company, the executive officer will be entitled to receive payment of a stock bonus equal to the variable number of shares of the Company’s common stock having a fair market value on the payment date equal to the bonus amount set forth in the table below:

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
The first stock bonuses vested on January 1, 2018 and were paid on February 15, 2018. The second stock bonus vested January 1, 2019, with an original payout date of February 15, 2019, that was amended in February 2019 to a payout date of March 4, 2019. For the years ended December 31, 2018 and 2017, the Company recognized $4.3 million of non-cash stock compensation expense into earnings. As of December 31, 2018, total unamortized compensation cost related to unvested deferred stock awards was nil.
(c) Restricted stock awards
On January 20, 2017, upon consummation of the IPO, the Class B units issued to the independent members of the Board of Directors under the Class B Plan were converted into 114,580 restricted shares of the Company’s common stock.
Restricted stock awards granted in 2017 and 2018 have a three-year vesting period and one-year vesting period, respectively, provided that the participant does not incur a termination before the applicable vesting date. Restricted stock awards are not considered issued and outstanding for purposes of earnings per share calculations until vested.
This exchange of Class B units for restricted stock was treated as a modification of awards classified as equity under ASC 718, as the Company viewed the transaction as an exchange of the original award for a new award. To measure the compensation cost associated with the modification of the equity-classified awards, the Company calculated the incremental fair value based on the difference between the fair value of the modified award and the fair value of the original award immediately before it was modified. The incremental fair value immediately following the modification was $0.3 million, which is being expensed as non-cash stock compensation expense into earnings over the vesting period.
For the years ended December 31, 2018 and 2017, the Company recognized $0.6 million and $0.4 million, respectively, of non-cash stock compensation expense into income. As of December 31, 2018, total unamortized compensation cost related to unvested restricted stock awards was $0.7 million, which the Company expects to recognize over the remaining weighted-average period of 0.78 years.
Rollforward of restricted stock awards as of December 31, 2018 is as follows:

	Number of Restricted Stock Awards	Weighted average grant date fair value
Total non-vested at December 31, 2017	95,335	$20.51
Shares issued	42,936	14.17
Shares vested	(44,507)	20.93
Shares forfeited	—	—
Non-vested balance at December 31, 2018	93,764	$17.40

(d) Restricted stock units
Restricted stock units are stock awards that vest over a one- to three-year service period.
For the years ended December 31, 2018 and 2017, the Company recognized $9.8 million and $4.8 million, respectively, of non-cash stock compensation expense into earnings. As of December 31, 2018, total unamortized

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

compensation cost related to unvested restricted stock units was $20.3 million, which the Company expects to recognize over the remaining weighted-average period of 1.88 years.
Rollforward of restricted stock units as of December 31, 2018 is as follows:

	Number of Restricted Stock Units	Weighted average grant date fair value
Total non-vested at December 31, 2017	1,099,620	$14.62
Units issued	1,509,937	14.97
Units vested	(412,944)	14.55
Actual units forfeited	(249,860)	15.22
Non-vested balance at December 31, 2018	1,946,753	$14.83

(e) Non-qualified stock options
Stock options granted in 2017 and 2018 have a three-year vesting period, provided that the participant does not incur a termination before the applicable vesting date. As the stock options vest, the award recipients can thereafter exercise their stock options up to the expiration date of the options, which is the date of the six-year anniversary from the grant date.

For the years ended December 31, 2018 and 2017, the Company recognized $2.5 million and $1.1 million, respectively, of non-cash stock compensation expense into earnings. As of December 31, 2018, total unamortized compensation cost related to unvested stock options was $4.6 million, which the Company expects to recognize over the remaining weighted-average period of 1.88 years.
Rollforward of stock options as of December 31, 2018 is as follows:

	Number of Stock Options	Weighted average grant date fair value
Total outstanding at December 31, 2017	589,977	$6.16
Options granted	647,768	7.28
Options exercised	—	—
Actual options forfeited	(18,728)	6.68
Options expired	—	—
Total outstanding at December 31, 2018	1,219,017	$6.75

There were 196,657 stock options exercisable or vested at December 31, 2018.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

	2018 Options Granted	2017 Options Granted
Valuation assumptions:
Expected dividend yield	0%	0%
Expected equity volatility	46.3%	51.5%
Expected term (years)	6	6
Risk-free interest rate	2.7%	1.6%
Weighted average:
Exercise price per stock option	$15.31	$19.00
Market price per share	$15.31	$14.49
Weighted average fair value per stock option	$7.28	$6.16

(13) Stockholders’ Equity
(a) Certificate of Incorporation
The Company was formed as a Delaware corporation on October 13, 2016. The Company’s certificate of incorporation provides for (i) the authorization of 500,000,000 shares of common stock with a par value of $0.01 per share and (ii) the authorization of 50,000,000 shares of undesignated preferred stock with a par value of $0.01 per share that may be issued from time to time by the Company’s Board of Directors in one or more series.
Each holder of the Company’s common stock is entitled to one vote per share and is entitled to receive dividends and any distributions upon the liquidation, dissolution or winding-up of the Company. The Company’s common stock has no preemptive rights, no cumulative voting rights and no redemption, sinking fund or conversion provisions.
(b) Keane Group Holdings Recapitalization
As described in Note (1) Basis of Presentation and Nature of Operations, the Company completed Organizational Transactions to effect the IPO that resulted in all equity interests in Keane Group, which consisted of 1,000,000 class A units, 176,471 class B units and 294,118 class C units, being converted to an aggregate of 87,428,019 shares of the Company’s common stock on January 20, 2017. The Organizational Transactions represented a transaction between entities under common control and was accounted for similar to pooling of interests. In accordance with the requirements of ASC 805, the Company recognized the aggregate 87,428,019 shares of common stock at the carrying amount of the equity interests in Keane Group on January 20, 2017, which totaled $453.8 million. The Company recorded $0.9 million of par value common stock and the remaining $452.9 million as paid-in capital in excess of par value. Furthermore, as the Organizational Transactions resulted in a change in the reporting entity from Keane Group Holdings, LLC to Keane Group, Inc., paid-in capital in excess of par value for Keane Group, Inc. was reduced by Keane Group’s retained deficit as of January 20, 2017 of $296.7 million.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(c) Initial Public Offering
As described in Note (1) Basis of Presentation and Nature of Operations, on January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters’ exercise of their overallotment option. The net proceeds of the IPO to the Company was $255.5 million, which were used to fully repay Holdco II’s term loan balance of $99.0 million and the associated prepayment penalty of $13.8 million, and repay $50.0 million of its 12% secured notes due 2019 and the associated prepayment penalty of approximately $0.5 million. The remaining net proceeds were used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
All underwriting discounts and commissions and other specific costs directly attributable to the IPO were deferred and applied to the gross proceeds of the offering through paid-in capital in excess of par value.
(d) RockPile Acquisition
As described in Note (3) Acquisitions, the Company completed its acquisition of RockPile on July 3, 2017 for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock and contingent value rights, as described in Note (3) Acquisitions. The fair value of the Acquisition Shares was calculated using the closing price of the Company’s common stock on July 3, 2017, of $16.29, discounted to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted. Upon completion of the acquisition of RockPile, the Company had 111,831,176 shares of common stock outstanding.
(e) Vesting of Stock Awards
During the year ended December 31, 2018, 513,613 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of certain RSUs and deferred stock awards. Shares withheld during the period were immediately retired by the Company.
(f) Secondary Offerings
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor controlled 50.8% of the Company’s outstanding common stock. During the December 31, 2018, the Company incurred $13.0 million of transaction costs on behalf of the selling stockholder, which were included within selling, general and administrative expenses in the consolidated and combined statement of operations and comprehensive income.
In February 2018, the Company filed a Registration Statement on Form S-3 (File No. 333-222831) that was effective upon its filing. In December 2018, a selling stockholder sold 5,251,249 of the Company’s common stock at a price to the public of $11.02 per share. In conjunction with this offering, the Company repurchased 520,000 shares. The Company did not sell any common stock in, and did not receive any of the proceeds from, this offering. As a result of this offering, Keane Investor owned approximately 49.6% of the Company’s outstanding common stock, and the Company ceased being a “controlled company” within the meaning of the NYSE rules.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(g) Stock Repurchase
During the year ended December 31, 2018, the Company settled $105.0 million of total share repurchases of its common stock at an average price of $12.93 per share, representing a total of 8,111,764 common shares of the Company. As of December 31, 2018, the Company had approximately $88.3 million remaining for future share repurchases under its existing stock repurchase program. Effective February 25, 2019, our board of directors authorized a reset of capacity on the existing stock repurchase program back to $100.0 million. Additionally, the program’s expiration date was extended to December 2019 from a previous expiration of September 2019. Of the total amount of shares repurchased in 2018, 1,248,440 shares and 520,000 shares were repurchased from White Deer Energy (as defined herein) and Keane Investor, respectively. The shares repurchased from Keane Investor were not repurchased under the Company’s existing stock repurchase program. For further details of these related-party transactions, see Note (19) Related Party Transactions.
(14) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated and combined balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2017	$(2,507)	$779	$(1,728)
Net income (loss)	2,621	(697)	1,924
Other comprehensive loss	(114)	(880)	(994)
December 31, 2018	$—	$(798)	$(798)

The following table summarizes reclassifications out of accumulated other comprehensive loss into earnings during years ended December 31, 2018, 2017 and 2016 (in thousands of dollars):

				Affected line item in the consolidated and combined statements of operations and comprehensive income (loss)
	Year Ended December 31,
	2018	2017	2016
Interest rate derivatives, hedging	$697	$(172)	$(3,641)	Interest expense
Foreign currency items	(2,621)	—	—	Other income
Total reclassifications	$(1,924)	$(172)	$(3,641)

(15) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Restricted stock awards and RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Diluted income or (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Company’s Equity and Incentive Award Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities that are excluded from the computation of diluted income or (loss) per share as their impact would be anti-dilutive.
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$59,331	$(36,141)	$(187,087)

Denominator:
Basic weighted-average common shares outstanding(1)	109,335	106,321	87,313
Dilutive effect of restricted stock awards granted to Board of Directors	17	36	—
Dilutive effect of deferred stock award granted to NEOs	214	—	—
Dilutive effect of RSUs granted under stock incentive plans	94	135	—
Dilutive effect of options granted under stock incentive plans	—	—	—
Diluted weighted-average common shares outstanding(2)	109,660	106,492	87,313

(1)
The basic weighted-average common shares outstanding for the years ended December 31, 2017 and 2016 have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the Company’s Existing Owners’ membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the years ended December 31, 2017 and 2016, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(16) Operating Leases
The Company has certain operating leases related to its real estate, rail cars and light duty vehicles. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. There are no significant restrictions imposed on the Company by the leasing agreements with regard to asset dispositions or borrowing ability. Some lease arrangements include renewal and purchase options or escalation clauses. In addition, certain lease contracts include rent holidays, rent concessions and leasehold improvement incentives. Leasehold improvements made at the inception of a lease or during the lease term are amortized over the remaining period of 13 months to 40 years.
Rental expense for operations, excluding daily rentals and reimbursable rentals, was $13.1 million, $11.8 million and $9.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018 and 2017, the Company recognized $1.2 million and $0.6 million, respectively, of rental expense related to non-cancelable sale-leasebacks on 68 Peterbilt tractors acquired during the RockPile acquisition that expire in 2020. Future minimum lease payments include $0.3 million related to the sale-leasebacks.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Sublease proceeds for the year ended December 31, 2018 was $0.05 million, related to the subleased properties of the office space the Company vacated in 2017 and the Company’s Canadian operations. Sublease proceeds for the years ended December 31, 2017 and 2016 were $0.3 million, all of which related to the subleased properties of the Company’s Canadian operations. The Canadian sublease proceeds were recorded as a reduction of the Company’s Canadian operations’ exit costs liability.
Minimum lease commitments remaining under operating leases, excluding early termination buyouts, for the next five years are $58.0 million, as listed below:

Year-end December 31,	(Thousands of Dollars)
2019	$26,327
2020	18,017
2021	5,688
2022	4,795
2023	3,172
Total	$57,999

The Company had three long-term operating leases in Canada that expired in 2018.
The Company assumed several real estate operating leases in connection with the acquisition of the Acquired Trican Operations. In an effort to consolidate its facilities and to reduce costs, the Company vacated eight of the combined properties and recorded a cease-use liability for the total amount of $8.1 million. Subsequent to the recording of the liability, the Company successfully negotiated exit agreements for four of the properties, resulting in net payments of $2.6 million. In December 2016, due to immediate need for office space, the Company decided to re-enter one of the leases acquired from Trican Well Service, L.P. (“Trican U.S.”) and renegotiated its terms. As a result, the amendment to the lease was accounted for as a new lease, and the cease-use liability associated with the lease in the amount of $2.4 million was reversed through the same line item in the statement of operations where it was previously recognized. In 2017, the Company vacated the outgrown facility and moved into the renegotiated office space and recorded a cease-use liability of $0.5 million. In 2018, the Company executed an early termination option for another property acquired from Trican U.S., resulting in a net payment of $0.2 million.
During the third quarter of 2017, the Company also assumed additional real estate operating leases in connection with the acquisition of Rockpile. As part of a further consolidation of operations, the Company vacated one of these facilities and recorded a cease-use liability of $0.7 million.
Exit costs, including accretion expense, are presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss).
The following table presents the roll forward of the cease-use liability:

(Thousands of Dollars)
Beginning balance at January 1, 2018	$1,270
Exit costs	339
Cash buyout of lease	(156)
Lease amortization and other adjustments	(727)
Ending balance at December 31, 2018	$726

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(17) Income Taxes
Keane Group Holdings, LLC was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns. As a result of the IPO and related Organizational Transactions, Keane Group, Inc. was formed as a corporation to hold all of the operational assets of Keane Group. Because Keane Group, Inc. is a taxable entity, the Company established a provision for deferred income taxes as of January 20, 2017. Accordingly, a provision for federal and state corporate income taxes has been made only for the operations of Keane Group, Inc. from January 20, 2017 through December 31, 2018 in the accompanying consolidated and combined financial statements.
The following table summarizes the income (loss) from continuing operations before income taxes in the following jurisdictions:

	(Thousands of Dollars)
	Year Ended December 31,
	2018	2017	2016
Domestic	$66,260	$(35,904)	$(187,308)
Foreign(1)	(2,659)	(87)	221
	$63,601	$(35,991)	$(187,087)

(1) For further discussion on the loss from continuing operations before income taxes associated with the Company’s foreign operations, see Note (21) Wind-down of a Foreign Subsidiary.
The components of the Company’s income tax provision are as follows:

	(Thousands of Dollars)
	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	5,387	614	—
Foreign	31	—	—
Total current income tax provision	$5,418	$614	$—
Deferred:
Federal	(1,031)	(536)	—
State	(117)	72	(114)
Foreign	—	—	—
Total deferred income tax provision	(1,148)	(464)	(114)
	$4,270	$150	$(114)

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following table presents the reconciliation of the Company’s income taxes calculated at the statutory federal tax rate, currently 21%, to the income tax provision in its consolidated and combined statements of operations and comprehensive (loss). The statutory federal tax rate for 2017 and 2016 was 35% prior to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced the federal corporation rate from 35% to 21%, effective January 1, 2018. The Company’s effective tax rate for 2018 of 6.71% differs from the statutory rate, primarily due to state taxes, and the change in the valuation allowance. The Company’s effective tax rate for 2017 and 2016 was (0.53)% and 0.06%, respectively.

	(Thousands of Dollars)
	December 31, 2018	% of Income Before Income Taxes	December 31, 2017	% of Income Before Income Taxes	December 31, 2016	% of Income Before Income Taxes
Income tax provision computed at the statutory federal rate	$13,356	21.00%	$(9,795)	35.00%	$(65,480)	35.00%
Reconciling items:
State income taxes, net of federal tax benefit	1,408	2.21%	(334)	1.19%	(114)	0.06%
Deferred tax asset valuation adjustment	(22,639)	(35.59)%	(32,593)	116.46%	—	—%
Tax rate change	—	—%	41,591	(148.61)%	—	—%
Permanent differences	5,237	8.23%	630	(2.25)%
Other	6,908	10.86%	651	(2.32)%	—	—%
Flow through income not taxable	—	—%	—	—%	65,480	(35.00)%
Income tax provision	$4,270	6.71%	$150	(0.53)%	$(114)	0.06%

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The Company adopted ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, during 2017, and thus has classified all deferred tax assets and liabilities as noncurrent.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	Year Ended December 31,
	2018	2017	2016
Deferred tax assets:
Stock-based compensation	$3,979	$2,467	$—
Net operating loss carry-forwards	90,565	70,745	—
Accruals and other	4,524	3,994	—
Intangibles	—	—	231
Gross deferred tax assets	99,068	77,206	231
Valuation allowance	(41,779)	(65,347)	(139)
Total deferred tax assets	$57,289	$11,859	$92
Deferred tax liability:
PP&E and intangibles	$(56,799)	$(11,319)	$—
Prepaids and other	(756)	(1,954)	—
Total deferred tax liability	(57,555)	(13,273)	—
Net deferred tax liability	$(266)	$(1,414)	$92

As of December 31, 2018, the Company had total U.S. federal tax net operating loss (“NOL”) carryforwards of $412.1 million. Of this amount, $105.3 million related to the Company’s current year federal tax loss, $72.4 million was generated in prior year after the IPO transaction and the remaining $234.4 million was generated prior to the IPO transaction. As part of the IPO transaction (immediately before), the existing owners of Keane Group contributed all of their direct and indirect equity interests in Keane Group to Keane Investor Holdings LLC, who then contributed those interests to the Company in exchange for common stock of the Company. This event constituted a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change NOLs and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the Company as of the effective date of the acquisition. As of December 31, 2018, it is expected that the NOLs subject to IRC Section 382 will be available for use during the applicable carryforward period without becoming permanently lost by the Company. The Company’s Section 382 annual limitation is $19.2 million. This annual limitation is available to be carried forward to the following year if not utilized. As the Company realized a taxable loss for the year ended December 31, 2018, the current year limitation of $19.2 million will be available for use in 2019. As such, the total annual limitation available for use in 2019 will be $56.5 million. The Company’s total NOL carryforward available to reduce federal taxable income in 2019 is $235.3 million. Carryforwards from tax years beginning before January 1, 2018 will begin to expire in 2031, while carryforwards from tax years beginning on or after January 1, 2018 can be carried forward indefinitely.
Included in the Company’s recording of its initial deferred taxes, pursuant to the Organizational Transactions, are deferred tax liabilities related to certain of the Company’s indefinite-lived intangible assets. The deferred tax liability related to these indefinite-lived intangible assets will only reverse at the time of ultimate sale or impairment. At the time of the IPO, due to the uncertain timing of this reversal, the temporary differences associated with these indefinite-lived intangibles could not be considered a source of future taxable income for purposes of determining a valuation allowance, and as such, the deferred tax liability could not be used to support an equal amount of the deferred tax asset. This is often referred to as a “naked credit.” The Company recognized a deferred tax liability of $1.9 million associated with this naked credit upon the IPO. This is presented within other noncurrent liabilities in the consolidated and combined balance sheets. This amount will increase as additional tax amortization is recognized, but will only decrease if the indefinite-lived intangibles are sold, impaired or if the Company establishes indefinite-lived deferred tax assets such as NOLs with an indefinite life under the newly passed Tax Cuts and Jobs Act legislation (the “Tax Act”). In 2018, the Company finalized its analysis of the Tax Act and determined

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

that it could use the deferred tax liabilities related to indefinite lived intangibles as a source of income in determining the valuation allowance resulting in a reduction to its net deferred tax liability.
Total net deferred tax liability as of December 31, 2018 and 2017 was $0.3 million and $1.4 million, which was comprised of the naked credit and state tax deferred liabilities.
ASC 740, “Income Taxes,” requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of December 31, 2018 fully offsets the net deferred tax assets, excluding deferred tax liabilities related to certain indefinite lived intangibles. The valuation allowance as of December 31, 2017 fully offsets the impact of the initial benefit recorded related to the formation of Keane Group, Inc., excluding deferred tax liabilities related to certain indefinite lived intangibles. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control. The valuation allowances as of December 31, 2018 and 2017 were $41.8 million and $65.3 million, respectively.
Changes in the valuation allowance for deferred tax assets were as follows:

(Thousands of Dollars)
Valuation allowance as of the beginning of January 1, 2018	$65,347
Charge as debit to equity	(929)
Charge as (benefit) expense to income tax provision for current year activity	(22,639)
Charge as (benefit) expense to income tax provision for change in deferred tax rate	—
Changes to other comprehensive income (loss)	—
Valuation allowance as of December 31, 2018	$41,779

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, (1) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries; (2) reducing the U.S. federal corporate income tax rate from 35% to 21%; (3) eliminating the alternative minimum tax; (4) creating a new limitation on deductible interest expense; and (5) changing rules related to use and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
The Company evaluated the provisions of the Tax Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on its consolidated and combined financial statements as of December 31, 2017. Accordingly, the Company recorded a provision to income taxes for the Company’s assessment of the tax impact of the Tax Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Act are not expected to have an adverse impact on the Company’s consolidated and combined financial statements. The Company finalized its analysis of the Tax Act in 2018 and will continue to monitor guidance on provisions of the Tax Act to be issued by taxing authorities to assess the impact on the Company’s consolidated and combined financial statements.
There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended December 31, 2018, 2017 and 2016. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and its accruals for tax

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2015 through December 31, 2017 for federal tax purposes and for the years ended December 31, 2014 through December 31, 2017 for state tax purposes.
(18) Commitments and Contingencies
As of December 31, 2018 and 2017, the Company had $4.2 million and $19.8 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $43.6 million and $82.5 million, as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the Company has committed $2.4 million and anticipates committing a further $3.3 million to research and development with its equity-method investee, which is expected to generate economic benefits in 2019.
As of December 31, 2018, the Company has a letter of credit of $2.5 million under the 2017 ABL Facility, which secures its performance obligations related to the Company’s CIT capital lease.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $107.4 million, $150.0 million and $24.6 million amounts of proppant under its take-or-pay agreements during the years ended December 31, 2018, 2017 and 2016.
Aggregate minimum commitments under long-term raw material supply agreements for the next five years as of December 31, 2018 are listed below:

(Thousands of Dollars)
Year-end December 31,
2019	$34,495
2020	32,803
2021	15,863
2022	9,300
2023	1,600
$94,061

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The Company was served with class and collective action claims alleging that the Company failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act (“FLSA”) and state laws. On December 27, 2016, two former employees filed a complaint for a proposed collective action in United States District Court for the Southern District of Texas entitled Hickson and Villa v. Keane Group Holdings, LLC, et al., alleging certain field professionals were not properly classified under the FLSA and Pennsylvania law. In the first quarter of 2018, the parties agreed to settle the claims for $4.2 million, which was funded in the fourth quarter of 2018.
The Company was involved in a commercial dispute whereby a former customer commenced an arbitration proceeding, captioned Halcon Operating Co., Inc. and Halcon Energy Properties, Inc. v. Keane Frac LP and Keane Frac GP, LLC. The Company settled this claim for $1.6 million and wrote-off the associated $0.6 million of bad debt on its consolidated and combined balance sheet as of December 31, 2018.
Additionally, in November 2017, the Company was served with two class or collective claims, captioned Omar Castro v. Keane and Vu Tran v. Keane, both alleging that the Company failed to pay a Texas class of workers an appropriate overtime rate in compliance with the FLSA and state laws. These two claims were consolidated on January 30, 2018 and captioned Vu Tran, et al. v. Keane. After the Company substantially completed its discovery, the Company recognized an estimated liability in the third quarter of 2018, as the occurrence of a loss was probable and reasonably estimable. In the first quarter of 2019, the parties agreed to settle this consolidated claim for $1.0 million.
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
Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac TX, LLC’s direct payment sales tax for the periods of January 2014 through May 2017. As of December 31, 2018, the audit is ongoing; however, the Company currently anticipates that the audit could result in an assessment of $0.8 million, which has been recorded in selling, general and administrative expenses in the Company’s consolidated and combined statements of operations and comprehensive income (loss).
(19) Related Party Transactions
Cerberus Operations and Advisory Company, an affiliate of the Company’s principal equity holder, provides certain consulting services to the Company. The Company paid $0.3 million, $0.3 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.
In connection with the Company’s reorganization, the Company engaged in transactions with affiliates. See Note (1) (Basis of Presentation and Nature of Operations) and Note (13) (Stockholders’ Equity) for a description of these transactions.

In connection with the Company’s research and development initiatives, the Company has engaged in transactions with its equity-method investee. See Note (18) Commitments and Contingencies for a description of these commitments. As of December 31, 2018, the Company has purchased $1.7 million of shares in its equity-method investee.
As part of the asset purchase agreement executed for our acquisition of the Acquired Trican Operations, certain representations and warranties were provided to the Company relating to the condition of the acquired machinery and equipment. The material maintenance expenditures incurred by the Company to bring all of the acquired machinery and equipment into proper working order exceeded the representations made in the asset purchase agreement. On June 12, 2017, the Company and Trican U.S. reached a settlement that resulted in proceeds to the Company of $2.1 million and net gain on settlement to the Company of $3.6 million. Trican, pursuant to its conditional rights under the Company’s Stockholders’ Agreement entered into in connection with the IPO, has appointed its President and Chief Executive Officer to serve as a member of the Board of Directors.
In December 2017, we sold our dormant coiled tubing assets, including seven coiled tubing units and ancillary equipment related thereto, to Patriot Well Solutions LLC, an affiliate of WDE RockPile Aggregate, LLC, for a purchase price of $10.0 million.
On May 29, 2018, the Company repurchased 1,248,440 shares of its common stock from WDE RockPile Aggregate, LLC (“White Deer Energy”) for $16.02 per share or $20.0 million. At the time of the RockPile acquisition, the shares of the Company’s common stock that White Deer Energy acquired was valued at $15.00 per share. The Company recognized the entire transaction as treasury stock that was subsequently retired, whereby the RockPile acquisition value of the shares of $18.7 million was recorded against paid-in capital in excess of par value and the remaining $1.3 million was recorded against retained earnings on the consolidated balance sheet as of December 31, 2018.
During 2018, the Company completed two secondary offerings on behalf of Keane Investor Holdings LLC. For further details, see Note (13) Stockholders’ Equity: (f) Secondary Offerings.
(20) Retirement Benefits and Nonretirement Postemployment Benefits
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution retirement plan covering eligible employees. The Company makes matching contributions of up to 3.5% of compensation. Contributions made by the Company related to the years ended December 31, 2018, 2017, and 2016 were $6.7 million, $4.0 million and $1.4 million, respectively.
Severance
The Company provides severance benefits to certain of its employees in connection with the termination of their employment. Severance benefits offered by the Company were $0.6 million, $2.0 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

The phases were as follows:

•	Phase 1 included completing the remainder of the customer contract during the first quarter of 2015.

•	Phase 2 included disposing of the physical assets of the Canadian operations by selling them to third parties or transferring them to Keane Frac, LP during the second quarter of 2015.

•	Phase 3 included repatriating $8.0 million CAD ($6.7 million USD) of cash from Keane Completions CN Corp.

•	Phase 4 included settlement of the outstanding obligations of the Canadian operations.

•	Phase 5 included transitioning the $4.7 million CAD of goodwill related to the Completion Services segment from Keane Completions CN Corp. to Holdco II as of December 31, 2015.

•	Phase 6 included the repatriation of remaining cash and settlement of obligations. This movement decreased the investment in the foreign subsidiary by $2.7 million.
During the fourth quarter of 2018, the Company liquidated its Canadian subsidiary, upon which it recognized a loss of $2.6 million from AOCI into earnings in the consolidated and combined statement of operations and comprehensive income for the year ended December 31, 2018.
All material costs associated with the wind-down of the Canadian subsidiary were identified and recognized during the year ended December 31, 2015.
The activity in the exit liabilities related to lease and contract obligations recognized in connection with the wind-down of the Canadian operations, which were presented as accrued liabilities on the consolidated and combined balance sheets, were as follows for the year ended December 31, 2018 and 2017:

	(Thousands of Dollars)
	2018	2017
Beginning balance at January 1,	$49	$233
Charges incurred	(4)	—
Cash payments net of cash receipts	4	(214)
Currency lease accretion and other adjustments	(49)	30
Total lease obligations, ending balance	$—	$49
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

	Year Ended December 31,
	2018	2017	2016
Operations by business segment
Revenue:
Completion Services	$2,100,956	$1,527,287	$410,854
Other Services	36,050	14,794	9,716
Total revenue	$2,137,006	$1,542,081	$420,570
Gross profit (loss):
Completion Services	$478,850	$258,024	$8,963
Other Services	(2,390)	1,496	(4,735)
Total gross profit	$476,460	$259,520	$4,228
Operating income (loss):
Completion Services	$234,756	$115,691	$(80,563)
Other Services	(6,818)	(197)	(10,156)
Corporate and Other	(129,928)	(106,225)	(58,985)
Total operating income (loss)	$98,010	$9,269	$(149,704)
Depreciation and amortization:
Completion Services	$241,169	$141,385	$89,432
Other Services	4,428	5,757	5,087
Corporate and Other	13,548	12,138	6,460
Total depreciation and amortization	$259,145	$159,280	$100,979
(Gain) loss on disposal of assets
Completion Services	$2,925	$948	$(538)
Other Services	—	(4,064)	(44)
Corporate and Other	2,122	561	195
Total (gain) on disposal of assets	$5,047	$(2,555)	$(387)
Impairment:
Completion Services	$—	$—	$—
Other Services	—	—	185
Corporate and Other	—	—	—
Total impairment	$—	$—	$185
Exit Costs:
Completion Services	$506	$—	$—
Other Services	—	—	—
Corporate and Other	$(167)	$1,221	$5,696

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Total exit costs	$339	$1,221	$5,696
Income tax provision(1):
Completion Services	$—	$—	$—
Corporate and Other	(4,270)	(150)	—
Total income tax:	$(4,270)	$(150)	$—
Net income (loss):
Completion Services	$234,756	$115,691	$(80,563)
Other Services	(6,818)	(197)	(10,156)
Corporate and Other	(168,607)	(151,635)	(96,368)
Total net income (loss)	$59,331	$(36,141)	$(187,087)
Capital expenditures(2):
Completion Services	$281,081	$185,329	$21,736
Other Services	9,510	1,718	487
Corporate and Other	952	2,582	1,322
Total capital expenditures	$291,543	$189,629	$23,545

(1) Income tax provision as presented in the consolidated and combined statement of operations and comprehensive income (loss) does not include the provision for Texas margin tax for 2016.

(2)
Capital expenditures do not include leasehold improvements and net assets from the asset acquisition of RSI on July 24, 2018 of $35.0 million, the business acquisition of RockPile on July 3, 2017 of $116.6 million or the business acquisition of the Acquired Trican Operations on March 16, 2016 of $205.5 million.

	(Thousands of Dollars)
	December 31, 2018	December 31, 2017
Total assets by segment:
Completion Services	$894,467	$863,419
Other Services	20,974	21,877
Corporate and Other	139,138	157,820
Total assets	$1,054,579	$1,043,116

Total assets by geography:
United States	$1,054,550	$1,041,596
Canada	29	1,520
Total assets	$1,054,579	$1,043,116

Goodwill by segment:
Completion Services	$132,524	$134,967
Total goodwill	$132,524	$134,967

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(23) Selected Quarterly Financial Data
The following table sets forth certain unaudited financial and operating information for each quarter of the years ended December 31, 2018 and 2017. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Year Ended December 31, 2018
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$513,016	$578,533	$558,908	$486,549
Costs of services (excluding depreciation and amortization, shown separately)	403,408	447,685	436,799	372,654
Depreciation and amortization	60,051	59,404	68,287	71,403
Selling, general and administrative expenses	33,884	24,125	27,783	28,466
(Gain) loss on disposal of assets	769	3,287	1,113	(122)
Total operating costs and expenses	498,112	534,501	533,982	472,401
Operating income	14,904	44,032	24,926	14,148
Other income (expense), net	(12,989)	16	14,454	(2,386)
Interest expense	(6,990)	(14,317)	(5,978)	(6,219)
Total other income (expenses)	(19,979)	(14,301)	8,476	(8,605)
Income tax income (expense)	(3,168)	936	(2,623)	585
Net income (loss)	$(8,243)	$30,667	$30,779	$6,128

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	Year Ended December 31, 2017
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$240,153	$323,136	$477,302	$501,490
Costs of services (excluding depreciation and amortization, shown separately)	223,992	278,384	391,089	389,096
Depreciation and amortization	30,373	32,739	46,204	49,964
Selling, general and administrative expenses	17,986	22,337	28,592	24,611
(Gain) loss on disposal of assets	(434)	(5)	302	(2,418)
Total operating costs and expenses	271,917	333,455	466,187	461,253
Operating income (loss)	(31,764)	(10,319)	11,115	40,237
Other expense (income), net	4	3,701	942	9,316
Interest expense	(40,361)	(4,349)	(7,195)	(7,318)
Total other income (expenses)	(40,357)	(648)	(6,253)	1,998
Interest expense	(134)	(931)	(797)	1,712
Net income (loss)	$(72,255)	$(11,898)	$4,065	$43,947
(24) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry-specific guidance. ASU 2014-09 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures are required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which deferred the effective date of ASU 2014-09 for all entities by one year and is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s current revenue recognition processes or the Company’s consolidated and combined financial statements and did not require any retrospective adjustments to the consolidated and combined financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for annual periods beginning after December 15, 2017. The Company adopted the

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

provisions of ASU 2016-01 effective January 1, 2018. The adoption of these standards did not have an impact on the Company’s consolidated and combined financial statements, as the Company did not have any active hedge accounting relationships as of the adoption date.

During 2016, FASB issued ASU 2016-08, “Principal versus Agent,” ASU 2016-10, “Licenses of Intellectual Property (IP) and Identification of Performance Obligations” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients”. During 2017, FASB issued ASC 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”. All these ASUs are designed to address various issues raised by the constituents to the Transition Resource Group and help minimize diversity in practice in applying ASU 2014-09. The Company adopted these standards concurrently with the adoption of ASU 2014-09 as of January 1, 2018. The adoption of these standards did not have a material impact on the Company’s consolidated and combined financial statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Asset Other Than Inventory,” which requires entities to recognize the tax consequences of intercompany asset transfers in the period in which the transfer takes place, with the exception of inventory transfers. ASU 2016-16 is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017. Entities must adopt the standard using a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The cumulative effect adjustments will include recognition of the income tax consequences of intra-entity transfers of assets, other than inventory, that occur before the adoption date. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated and combined financial statements, as the Company has minimal intra-entity transfers of qualifying assets.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2017 and should be applied prospectively. The Company adopted this standard as of January 1, 2018. The adoption of this standard did not have an impact on the Company’s consolidated and combined financial statements.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements of Financial Instruments - Overall,” to make targeted improvements that addressed certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The targeted improvements address the discontinuation of, adjustments to and transition guidance for equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities and the measurement of changes in fair value option liabilities denominated in a foreign currency. The Company adopted this standard as of July 1, 2018. The adoption of this standard did not have an impact on the Company’s consolidated and combined financial statements.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. This update is effective for fiscal years and interim periods within fiscal years beginning after December 15, 2018. The Company early adopted this standard effective June 20, 2018. The adoption of this standard did not have an impact on the Company’s consolidated and combined financial statements, as the Company has only issued shares to employees or nonemployee directors and has previously recognized its nonemployee directors share-based payments in line with its recognition of share-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(b) Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In December 2018, the FASB issued ASU 2019-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors,” which allows lessors to make a policy election to exclude sales taxes and other similar taxes from determining the consideration in the contract and variable payments not included in the consideration in the contract, requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties and clarified the accounting for variable payments for contracts with lease and nonlease components. Upon adoption of these standards, using the modified retrospective transition method, the Company is anticipating it will recognize a lease right of use asset and lease liability of approximately $61 million on its consolidated balance sheet on January 1, 2019, for its operating leases that existed upon the effective date, with no additional impact to its consolidated statements of operations and comprehensive income (loss) or statements of cash flows. The Company also determined that while its hydraulic fracturing fleets represent lease components in its customer contracts, these lease components do not represent the predominant components in its customer contracts. As such the Company has elected to account for the combined components of its customer contracts under ASC 606.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses.” which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, “Financial Instruments-Credit Losses-Measured at Amortized Cost,” and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2019-19 are effective for annual periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated and combined financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows companies to reclassify from accumulated other comprehensive income (loss) to retained earnings, any stranded tax effects resulting from complying with the Tax Cuts and Jobs Act legislation passed in December 2017. ASU 2018 02 is effective for annual periods beginning after December 15, 2018, and the Company will implement the provisions of this ASU effective January 1, 2019. The Company does not expect the adoption of this standard to impact its consolidated and combined financial statements, as due to the Company’s valuation allowance, there is no net tax effect stranded within accumulated other comprehensive income (loss).

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” which made clarifications, correction of errors and minor improvements to ASC 220, “Income Statement - Reporting Comprehensive Income - Overall,” ASC 470-50, “Debt Modifications and Extinguishments,” ASC 480-10, “Distinguishing Liabilities from Equity -Overall,” ASC 718-740, “Compensation - Stock Compensation - Income Taxes,” ASC 805-740, “Business Combinations - Income Taxes,” ASC 815-10, “Derivatives and Hedging - Overall,” ASC 820-10, “Fair Value Measurement - Overall,” ASC 940-405, “Financial Services - Brokers and Dealers - Liabilities,” and ASC 962-325, “Plan Accounting - Defined Contribution to Pension Plans - Investments - Other.” The transition and effective dates

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

of ASU 2018-09 vary for each amendment. The Company does not expect the adoption of this standard to have a significant impact on its consolidated and combined financial statements, as it only has qualifying transactions that would be impacted by the amendments to ASC 718-740.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This standard removed, modified and added disclosure requirements from ASC 820. ASU 2018-13 is effective for annual periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated and combined financial statements, as this standard primarily addresses disclosure requirements for Level 3 fair value measurements. The Company does not currently have or anticipate having Level 3 fair value instruments.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated and combined financial statements.
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." The amendments in this standard permit use of the Overnight Index Swap rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815. ASU 2018-16 is effective for annual periods beginning after December 15, 2018. The adoption of this standard will not have an impact on the Company's consolidated and combined financial statements as the benchmark interest rate on its only existing interest rate swap is LIBOR.
In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” The amendments in this standard clarified that certain transactions should be accounted for under ASC 606 if one of the collaborative arrangement participants meets the definition of a customer and that transactions between collaborative participants not directly related to sales to third parties should not be recognized as revenue under Topic 606, if one of the collaborative arrangement participants is not a customer. ASU 2018-18 is effective for annual periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated and combined financial statements.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to our financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon criteria set forth in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2018, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter ended December 31, 2018, we identified and remediated material weaknesses in our internal control over financial reporting related to controls over system access and system journal entry posting. Specifically, we were not able to evidence review of third-party changes to our IT system nor provide evidence that approved manual journal entries outside of the system were the same entries posted in the general ledger. As automated process-level controls and system controls supporting the completeness and accuracy of information derived from our IT system were deemed ineffective, and we did not maintain appropriate controls over the manual journal entries approved outside of the system and the accuracy of such journal entries, we determined there was a reasonable possibility that a material misstatement to our consolidated financial statements would not have been prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represented material weaknesses in our internal control over financial reporting.
The remedial measures taken during the fourth quarter ended December 31, 2018 included implementing procedures and controls to provide adequate evidence demonstrating review and approval of third-party changes to our IT system and to evidence that approved manual journal entries are accurately entered into the general ledger. As of December 31, 2018, these material weaknesses have been fully remediated, and we have determined that our internal control over financial reporting is effective. Additionally, the control deficiencies described above did not result in any misstatements in our consolidated financial statements as of and for the year ended December 31, 2018.
Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is expected to be filed in April 2019.

Item 11.  Executive Compensation
This information is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is expected to be filed in April 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
This information is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is expected to be filed in April 2019.

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
This information is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is expected to be filed in April 2019.

Item 14. Principal Accountant Fees and Services
This information is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders, which is expected to be filed in April 2019.

PART IV
Item 15. Exhibits and Financial Schedules
The following documents are filed as part of this report:
Financial Statements
Financial Statement Schedules:
The schedules listed in Rule 5-04 of Regulation S-X (17 CFR 210.5-04) have been omitted because they are not applicable or the required information is shown in the consolidated and combined financial statements or notes thereto.

Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of Keane Group, Inc., including Amendment of Certificate of Incorporation, dated October 13, 2016		S-1	333-215079	3.1	12/14/16
3.2	Bylaws of Keane Group, Inc.		10-K	001-37988	3.2	3/21/17
4.1	Amended and Restated Stockholders’ Agreement, dated as of July 3, 2017, by and among Keane Group, Inc. and the stockholders named therein		8-K	001-37988	10.3	7/3/17
10.1	Amended and Restated Asset-Based Revolving Credit Agreement, dated December 22, 2017, by and among Keane Group Holdings, LLC, as the Lead Borrower, Keane Frac LP and KS Drilling, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent		8-K	001-37988	10.1	12/28/17
10.2	Term Loan Agreement, dated May 25, 2018, by and among Keane Group Inc., as the Parent, Keane Group Holdings, LLC, as the Lead Borrower, the Subsidiary Guarantors party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto		8-K	001-37988	10.1	05/29/18
10.4	Keane Management Holdings LLC Management Incentive Plan†		S-1	333-215079	10.6	12/14/16
10.5	Keane Group, Inc. Equity and Incentive Award Plan†		10-K	001-37988	10.4	3/21/17
10.6	Form of Keane Group, Inc. Executive Incentive Bonus Plan†		S-1	333-215079	10.8	12/14/16
10.7	Form of Indemnification Agreement†		S-1	333-215079	10.9	12/14/16
10.8	Form of Director Services Agreement†		S-1	333-215079	10.10	12/14/16
10.9	Form of Third Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and James C. Stewart†		S-1	333-215079	10.11	12/14/16
10.10	Form of Second Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Gregory L. Powell†		S-1	333-215079	10.12	12/14/16

10.11	Form of Second Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and M. Paul DeBonis Jr.†	S-1	333-215079	10.13	12/14/16
10.12	Employment Agreement, dated as of October 20, 2016, by and between Keane Group Holdings, LLC and Kevin M. McDonald†	S-1	333-215079	10.14	12/14/16
10.13	Employment Agreement, dated as of February 1, 2016, by and between Keane Group Holdings, LLC and Ian J. Henkes†	S-1	333-215079	10.16	12/14/16
10.14	Form of Amendment to Employment Agreement, by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Ian J. Henkes†	S-1	333-215079	10.18	12/14/16
10.15	Form of Assignment Agreement, by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and Kevin M. McDonald†	S-1	333-215079	10.19	12/14/16
10.16	Employment Agreement, dated February 20, 2017, by and between KGH Intermediate Holdco II, LLC and Phung Ngo-Burns†	8-K	001-37988	10.1	4/4/17
10.17	Employment Agreement, dated as of May 11, 2018, by and between Keane Group, Inc. and Robert W. Drummond†	8-K	001-37988	10.1	08/08/18
10.18	Keane Value Creation Plan†	S-1	333-215079	10.20	12/14/16
10.19	Keane Group, Inc. Form of Restricted Stock Award†	8-K	001-37988	10.3	1/26/17
10.20	Keane Group, Inc. Form of Deferred Stock Award Agreement†	10-K	001-37988	10.23	3/21/17
10.21	Form of RSU Award Agreement†	10-Q	001-37988	10.1	8/3/17
10.22	Form of Non-Qualified Stock Option Award Agreement†	10-Q	001-37988	10.2	8/3/17
10.23	Keane Group, Inc. Non-Employee Director Compensation Plan†	10-Q	001-37988	10.2	8/1/18
10.24	Keane Group, Inc. Form of Restricted Stock Award Agreement for Non-Employee Directors†	10-Q	001-37988	10.3	8/1/18
10.25	Keane Group, Inc. Form of Restricted Stock Unit Award Agreement†	10-Q	001-37988	10.4	8/1/18
10.26	Keane Group, Inc. Form of Non-Qualified Stock Option Award Agreement†	10-Q	001-37988	10.5	8/1/18
10.27	Form of Amendment to Keane Group, Inc. Restricted Unit Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald†	10-Q	001-37988	10.6	8/1/18
10.28	Form of Amendment to Keane Group, Inc. Non-Qualified Stock Option Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald†	10-Q	001-37988	10.7	8/1/18

10.29	Form of Keane Group, Inc. Equity and Incentive Award Plan Amendment to Deferred Stock Award Agreement†	*
21.1	Schedule of Subsidiaries of Keane Group, Inc.	*
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2019.

Keane Group, Inc. (Registrant)

By:	/s/ Robert W. Drummond
Robert W. Drummond
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Drummond	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Robert W. Drummond

/s/ Gregory L. Powell	President and Chief Financial Officer (Principal Financial Officer)	February 27, 2019
Gregory L. Powell

/s/ Phung Ngo-Burns	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
Phung Ngo-Burns

/s/ James C. Stewart	Executive Chairman	February 27, 2019
James C. Stewart

/s/ Marc G. R. Edwards	Lead Director	February 27, 2019
Marc G. R. Edwards

/s/ Lucas N. Batzer	Director	February 27, 2019
Lucas N. Batzer

/s/ Dale M. Dusterhoft	Director	February 27, 2019
Dale M. Dusterhoft

/s/ Christian A. Garcia	Director	February 27, 2019
Christian A. Garcia

/s/ Lisa A. Gray	Director	February 27, 2019
Lisa A. Gray

/s/ Gary M. Halverson	Director	February 27, 2019
Gary M. Halverson

/s/ Shawn Keane	Director	February 27, 2019
Shawn Keane

/s/ Lenard B. Tessler	Director	February 27, 2019
Lenard B. Tessler

/s/ Elmer D. Reed	Director	February 27, 2019
Elmer D. Reed

/s/ Scott Wille	Director	February 27, 2019
Scott Wille