Form 10-Q
period 2019-03-31
Keane Group, Inc.
filed 2019-05-07
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(713) 960-0381
(Registrant's Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01, par value	FRAC	New York Stock Exchange
As of May 6, 2019, the registrant had 104,864,208 shares of common stock outstanding.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,748	$80,206
Trade and other accounts receivable, net	195,563	210,428
Inventories, net	30,959	35,669
Assets held for sale	358	176
Prepaid and other current assets	3,693	5,784
Total current assets	314,321	332,263
Operating lease right-of-use assets	51,386	—
Finance lease right-of-use assets	11,841	—
Property and equipment, net	492,978	531,319
Goodwill	132,524	132,524
Intangible assets	51,271	51,904
Other noncurrent assets	6,246	6,569
Total assets	$1,060,567	$1,054,579

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$106,964	$106,702
Accrued expenses	74,238	101,539
Current maturities of long-term operating lease liabilities	20,776	—
Current maturities of long-term finance lease liabilities	7,756	4,928
Current maturities of long-term debt	2,701	2,776
Customer contract liabilities	60	60
Stock-based compensation	—	4,281
Other current liabilities	407	294
Total current liabilities	212,902	220,580
Long-term operating lease liabilities, less current maturities	30,312	—
Long-term finance lease liabilities, less current maturities	5,590	5,581
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	337,140	337,954
Other noncurrent liabilities	5,639	3,283
Total noncurrent liabilities	378,681	346,818
Total liabilities	591,583	567,398

Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued 104,767 and 104,188 shares, respectively)	1,040	1,038
Paid-in capital in excess of par value	460,863	455,447
Retained earnings	11,018	31,494
Accumulated other comprehensive loss	(3,937)	(798)
Total stockholders' equity	468,984	487,181
Total liabilities and stockholders' equity	$1,060,567	$1,054,579
See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$421,654	$513,016
Operating costs and expenses:
Cost of services(1)	337,646	403,408
Depreciation and amortization	71,476	60,051
Selling, general and administrative expenses	27,936	33,884
Loss on disposal of assets	481	769
Total operating costs and expenses	437,539	498,112
Operating income (loss)	(15,885)	14,904
Other income (expense):
Other income (expense), net	448	(12,989)
Interest expense	(5,395)	(6,990)
Total other expenses	(4,947)	(19,979)
Loss before income taxes	(20,832)	(5,075)
Income tax expense	(974)	(3,168)
Net loss	(21,806)	(8,243)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29)	(34)
Hedging activities	(2,862)	2,211
Total comprehensive loss	$(24,697)	$(6,066)

Net loss per share:
Basic net loss per share	$(0.21)	$(0.07)
Diluted net loss per share	(0.21)	(0.07)

Weighted-average shares outstanding: basic	104,422	112,010
Weighted-average shares outstanding: diluted	104,422	112,010

(1) Cost of services during the three months ended March 31, 2019 and 2018 excludes depreciation of $67.6 million and $58.1 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization disclosed separately.
See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	$1,038	$455,447	$31,494	$(798)	$487,181
Stock-based compensation(1)	2	8,277	—	—	8,279
Shares repurchased and retired related to share-based compensation	—	(2,861)	—	—	(2,861)
Other comprehensive loss	—	—	—	(3,139)	(3,139)
New lease standard implementation	—	—	1,330	—	1,330
Net loss	—	—	(21,806)	—	(21,806)
Balance as of March 31, 2019	$1,040	$460,863	$11,018	$(3,937)	$468,984

(1)
Stock-based compensation during the three months ended March 31, 2019 includes stock-based compensation expense recognized during the period of $4.0 million and the vested deferred stock awards of $4.3 million.

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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,806)	$(8,243)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	71,476	60,051
Amortization of deferred financing fees	236	623
Loss on disposal of assets	481	769
Loss on contingent consideration liability	—	13,254
Unrealized gain (loss) on derivative	(2,862)	2,211
Realized gain on derivative	(248)	(71)
Stock-based compensation	4,000	3,073
Other non-cash expense, net	8	—
Changes in operating assets and liabilities
Decrease (increase) in trade and other accounts receivable, net	15,136	(6,860)
Decrease (increase) in inventories	4,710	(4,844)
Decrease (increase) in prepaid and other current assets	1,990	(3,138)
Increase in other assets(1)	(51,435)	(1,322)
Increase in accounts payable	8,897	23,714
Decrease in accrued expenses	(27,294)	(43,497)
Decrease in customer contract liabilities	—	(1,150)
Increase (decrease) in other liabilities(1)	55,100	(395)
Net cash provided by operating activities	58,389	34,175
Cash flows from investing activities
Purchase of property and equipment	(56,865)	(27,313)
Advances of deposit on equipment	(1,775)	(1,085)
Implementation of software	(743)	(49)
Proceeds from disposal of assets	9,659	654
Payments for leasehold improvements	—	(1,455)
Equity method investment	—	(581)
Proceeds from insurance recoveries	38	—
Net cash used in investing activities	(49,686)	(29,829)
Cash flows from financing activities:
Payments on the secured notes and term loan facility	(875)	(711)
Payments on finance leases	(1,396)	(847)
Payment of debt issuance costs	—	(23)
Shares repurchased and retired related to share-based compensation	(2,861)	(3,339)
Net cash used in financing activities	(5,132)	(4,920)
Non-cash effect of foreign translation adjustments	(29)	(58)
Net increase (decrease) in cash, cash equivalents	3,542	(632)
Cash and cash equivalents, beginning	80,206	96,120
Cash and cash equivalents, ending	$83,748	$95,488

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$5,324	$6,745
Income taxes	—	—

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Non-cash investing and financing activities:
Non-cash purchases of property and equipment	$(8,635)	$19,861
Non-cash proceeds from disposal of assets	6,011	—
Non-cash additions to operating right-of-use assets	60,946	—
Non-cash additions to operating lease liabilities	60,723	—
Non-cash additions to finance lease liabilities	4,226	935

See accompanying notes to unaudited condensed consolidated financial statements.

(1)	For further detail on the cash flows associated with the Company's right-of-use lease assets and lease liabilities, see Note (10) Leases.

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
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's 2018 Annual Report on Form 10-K filed on February 27, 2019.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2019 and the results of its operations and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal recurring nature.
All intercompany transactions and balances have been eliminated.
(2)    Summary of Significant Accounting Policies
(a) Revenue Recognition
The Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, effective January 1, 2018, using the modified retrospective method. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no significant changes to the Company's internal control over financial reporting due to the Company's adoption of ASU 2014-09.
Revenue from the Company's Completion Services and Other Services segments are earned as services are rendered, which is generally on a per stage or fixed monthly rate for the Company's Completion Services segment and on a per job basis for the Other Services segment. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the unaudited condensed consolidated statements of operations and comprehensive loss. To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. The Company does not incur contract acquisition and origination costs. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the unaudited condensed consolidated statements of operations and comprehensive loss and net cash provided by operating activities in the unaudited condensed consolidated statements of cash flows.
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
Revenue from the Company's Completion Services and Other Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing and wireline services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue is recognized upon the completion of each performance obligation. The Company's performance obligations under its Completion Services segment represent each stage frac'd or each stage perforated. Once a stage has been completed, a field ticket is created that includes charges for the service performed and the chemicals and proppant consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, any additional equipment used on the job and other miscellaneous items. The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
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
Disaggregation of Revenue
Revenue activities during the three months ended March 31, 2019 and 2018 were as follows:

	(Thousands of Dollars)
	Three Months Ended
	March 31,
	2019	2018
Revenue by segment:
Completion Services	$411,975	$507,451
Other Services	9,679	5,565
Total revenue	$421,654	$513,016

Revenue by geography:
East	$154,866	$177,536
North	61,280	61,054
South	205,508	274,426
Total revenue	$421,654	$513,016

Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company's jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As such, the Company's contract liabilities are immaterial to its unaudited condensed consolidated balance sheets. Payment terms after invoicing are typically 30 days or less.
(b) Property and Equipment
Property and equipment, inclusive of equipment under capital lease, are generally stated at cost.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 13 months to 40 years. Management bases the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of maintenance programs. When components of an item of property and equipment have different useful lives, they are accounted for separately as major components of property and equipment. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset and the term of the lease.
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
In the first quarter of 2018, the Company reassessed the estimated useful lives of select machinery and equipment. The Company concluded that due to an increase in service intensity driven by a shift to more 24-hour work, higher stage volume, larger stages and more proppant usage per stage, the estimated useful lives of these select machinery and equipment should be reduced by approximately 50%. In accordance with ASC 250, "Accounting Changes and Error Corrections," the change in the estimated useful lives of the Company's property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the three months ended March 31, 2018 of $5.5 million in the unaudited condensed consolidated statement of operations and comprehensive loss.
Depreciation methods, useful lives and residual values are reviewed annually.
(c) Leases
The Company adopted ASU 2016-02, "Leases (Topic 842)," and subsequently-issued related ASUs, which set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors, effective January 1, 2019, using the modified retrospective method. In connection with the adoption of these standards, the Company implemented internal controls to ensure that the Company's contracts are properly evaluated to determine applicability under ASU 2016-02 and that the Company properly applies ASU 2016-02 in accounting for and reporting on all its qualifying leases.
In accordance with ASU 2016-02, the Company considers any contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration to be a lease. The Company determines whether the contract into which it has entered is a lease at the lease inception date. Rental arrangements with term lengths of one month or less are not disclosed.
For lessees, leases can be classified as finance leases or operating leases, while for lessors, leases can be classified as sales-type leases, direct financing leases or operating leases. All leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents the Company's obligation to make lease payments arising from the lease and a right-of-use asset, which represents the Company's right to use the underlying asset being leased.
For leases in which the Company is the lessee, the Company uses a collateralized incremental borrowing rate to calculate the lease liability, as for most leases, the implicit rate in the lease is unknown. The collateralized incremental borrowing rate is based on a yield curve over various term lengths that approximates the borrowing rate the Company would receive if it collateralized its lease arrangements with all of its assets. For leases in which the Company is the lessor, the Company uses the rate implicit in the lease.
For finance leases, the Company amortizes the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and records this amortization in rent expense on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company adjusts the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

recorded in interest expense on the unaudited condensed consolidated statements of operations and comprehensive loss. For operating leases, the Company recognizes one single lease cost, comprised of the lease payments and amortization of any associated initial direct costs, within rent expense on the unaudited condensed consolidated statements of operations and comprehensive loss. Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.
In accordance with ASU 2016-02, the Company has made the following elections for its lease accounting:

•	all short-term leases with term lengths of 12 months or less will not be capitalized; The underlying class of assets to which the Company has applied this expedient is primarily its apartment leases;

•	for non-revenue contracts containing both lease and non-lease components, both components will be combined and accounted for as one lease component and accounted for under ASU 2016-02; and

•	for revenue contracts containing both lease and non-lease components, both components will be combined and accounted for as one component and accounted for under ASC 606.
As part of the Company's adoption of ASU 2016-02, the Company elected to adopt the standard using the modified retrospective transition method and elected the practical expedient transition method package whereby the Company did not:

•	reassess whether any expired or existing contracts contained leases;

•	reassess the lease classification for any expired or existing leases; and

•	reassess initial direct costs for any existing leases.
For additional information, see Note (10) Leases.
(d) Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The Company utilizes interest rate derivatives to manage interest rate risk associated with its floating-rate borrowings. The Company recognizes all derivative instruments as either assets or liabilities on the consolidated balance sheets at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income (loss) until the hedged item affects earnings.

The Company only enters into derivative contracts that it intends to designate as hedges for the variability of cash flows to be received or paid related to a recognized asset or liability (i.e. cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(e) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards, restricted stock units to be settled in common stock ("RSUs") and non-qualified stock options ("stock options") based on the fair value of the awards at the date of grant. The fair value of restricted stock awards and time-based RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company's common stock on the date of grant. The grant-date fair value of performance-based RSUs with market conditions is valued using a Monte Carlo simulation method that incorporates the probability of the performance conditions being met as of the grant date. The fair value of stock options is determined by applying the Black-Scholes model to the grant date market value of the underlying common shares of the Company. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method better reflects actual stock-based compensation expense.

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
For additional information, see Note (8) Stock-Based Compensation.
(3)    Inventories, net
Inventories, net, consisted of the following at March 31, 2019 and December 31, 2018:

	(Thousands of Dollars)
	March 31, 2019	December 31, 2018
Sand, including freight	$7,871	$14,697
Chemicals and consumables	4,104	6,250
Materials and supplies	18,984	14,722
Total inventory, net	$30,959	$35,669
Inventories are reported net of obsolescence reserves of $1.3 million and $1.0 million as of March 31, 2019 and December 31, 2018, respectively. The Company recognized $0.3 million and $0.4 million of obsolescence expense during the three months ended March 31, 2019 and 2018, respectively.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(4)    Property and Equipment, net
Property and Equipment, net consisted of the following at March 31, 2019 and December 31, 2018:

	(Thousands of Dollars)
	March 31, 2019	December 31, 2018
Land	$4,871	$4,771
Building and leasehold improvements	32,134	32,134
Office furniture, fixtures and equipment	7,634	7,691
Machinery and equipment	1,031,928	1,041,212
	1,076,567	1,085,808
Less accumulated depreciation	(590,982)	(562,813)
Construction in progress	7,393	8,324
Total property and equipment, net	$492,978	$531,319

All (gains) and losses are presented within (gain) loss on disposal of assets in the unaudited condensed consolidated statements of operations and comprehensive loss. The following summarizes the proceeds received and (gains) losses recognized on the disposal of certain assets for the three months ended March 31, 2019 and 2018:
During the three months ended March 31, 2019, the Company:

•
recognized a loss of $8.8 million related to early disposals of various hydraulic fracturing pump components and iron within the Completion Services segment, offset by salvage value on transmission cores from failed transmissions and a warranty credit on iron of $5.5 million;

•	divested of various hydraulic fracturing related equipment for net proceeds of $3.4 million and a net gain of $2.4 million, within the Completion Services segment;

•	divested of various trailers and vehicles for net proceeds of $0.4 million and a net gain of $0.2 million, within the Corporate and Other segment;

•	divested of various other immaterial assets for net proceeds and net gain of $0.3 million, within the Corporate and Other segment; and

•	marked down to fair value an asset classified as held for sale for a loss of $0.1 million, within the Completion Services segment.
During the three months ended March 31, 2018, the Company:

•	divested of various immaterial assets for a net loss of $0.8 million. These assets primarily consisted of hydraulic fracturing pump components within the Completion Services segment.
(5)     Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the three months ended March 31, 2019 and 2018, sales to Completion Services customers represented 98% and 99% of the Company's consolidated revenue, respectively. During the three months ended March 31, 2019 and 2018, sales to Completion Services customers represented 102% and 101% of the Company's consolidated gross profit, respectively.
The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected oil and natural gas prices. The U.S. energy industry experienced a significant downturn in the second half of 2014 through early 2016, driven primarily by global oversupply and a decline in commodity prices. From early 2016 through late 2018, the U.S. generally experienced

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

some recovery in commodity prices and drilling and completion activity. Over this time frame, the U.S. active rig count increased from a trough of 404 rigs in May 2016 to a peak of 1,083 rigs in December 2018, driving significant demand for the Company's completion services.
During the third quarter of 2018, U.S. drilling and completion activity began to slow, driven primarily by producer budget exhaustion and pipeline takeaway constraints in the Permian Basin. Additionally, late in the fourth quarter of 2018, West Texas Intermediate ("WTI") crude oil prices began to experience a significant and rapid decline, reducing from $76.41 per barrel in early-October 2018 to $42.53 per barrel in late-December 2018, which added further negative pressure for U.S. drilling and completion activity and created an oversupply of completion services equipment in the market.
Since the beginning of 2019, many of the transitory issues have been resolved and WTI crude oil prices have improved from the low of $42.53 per barrel in late-December 2018 to mid-$60.00s per barrel in April 2019. However, supply and demand for completion services remains challenged, resulting in adverse pricing, utilization impacts and ongoing commodity price volatility. Serving as offsets to these ongoing pressures are the Company's high-quality customer base and dedicated contract model, which provides visibility to a baseload of activity for 2019.

For the three months ended March 31, 2019, revenue from each of the Company's top five customers individually represented 10% or more and collectively represented 64% of the Company's consolidated revenue. For the three months ended March 31, 2018, revenue from each of the Company's top five customers individually represented 10% or more and collectively represented 55% of the Company's consolidated revenue. Revenue is earned from each of these customers within the Completion Services segment.
For the three months ended March 31, 2019, purchases from two suppliers represented approximately 5% to 10% of the Company's overall purchases, and for the three months ended March 31, 2018, one supplier represented approximately 5% to 10% of the Company's overall purchases. The costs for each of these suppliers were incurred within the Completion Services segment.
(6) Derivatives
KGH Intermediate Holdco II, LLC, a wholly-owned subsidiary of the Company, uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On May 25, 2018, Keane Group Holdings, LLC, a subsidiary of the Company, and certain subsidiaries of the Company as guarantors, entered into a term loan facility (the "2018 Term Loan Facility") with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The 2018 Term Loan Facility has an initial aggregate principal amount of $350 million and proceeds were used to repay the Company's pre-existing 2017 term loan facility. The 2018 Term Loan Facility has a variable interest rate based on the London Interbank Offer Rate ("LIBOR"), subject to a 1.0% floor. As a result of this transaction, the Company desired to hedge additional notional amounts to continue to hedge approximately 50% of its expected LIBOR exposure and to extend the terms of its swaps to align with the 2018 Term Loan Facility.
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
The Company discontinued hedge accounting on the pre-existing interest rate swaps upon termination. At the time hedge accounting was discontinued, the exiting interest rate swaps had $3.5 million of deferred gains in accumulated other comprehensive loss. This amount was not reclassified from accumulated other comprehensive loss into earnings, as it remained probable that the originally forecasted transaction will occur. This amount will be recognized into earnings through August 18, 2022, the termination date of the pre-existing interest rate swap.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of March 31, 2019:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	(411)	—	(411)	—	(411)
Other noncurrent liability	(2,697)	—	(2,697)	—	(2,697)
As of December 31, 2018:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	(129)	—	(129)	—	(129)
Other noncurrent liability	(169)	—	(169)	—	(169)

(1)
The Company's agreement with its financial trading counterparty allows for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreement.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended March 31,
	2019	2018	Location
Amount of gain (loss) recognized in total other comprehensive loss on derivative	$(2,862)	$2,211	OCI
Amount of gain reclassified from accumulated other comprehensive loss into earnings	248	71	Interest Expense
The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at March 31, 2019, $0.2 million of net gains will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
See Note (7) Fair Value Measurements and Financial Information for further information related to the Company's derivative instruments.
(7) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of March 31, 2019, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of March 31, 2019 and December 31, 2018, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Recurring Fair Value Measurement
At March 31, 2019 and December 31, 2018, the one financial instrument measured by the Company at fair value on a recurring basis was its interest rate derivative.
The fair market value of the derivative financial instrument reflected on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands of dollars):

		Fair value measurements at reporting date using
	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivative	(3,108)	—	(3,108)	—

		Fair value measurements at reporting date using
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivative	(298)	—	(298)	—
Non-Recurring Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based "with and without" method, the fair value of its trade names and acquired technology using the "income-based relief-from-royalty" method and the fair value of its non-compete agreement using the "lost income" approach.
Given the unobservable nature of the inputs used in the Company's internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
During the three months ended March 31, 2019 and 2018, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $83.7 million and $80.2 million as of March 31, 2019 and December 31, 2018, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The majority of the Company's trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of March 31, 2019, trade receivables from two customers individually represented 10% or more and collectively represented 32% of the Company's total accounts receivable. As of December 31, 2018, trade receivables from three customers individually represented 10% or more and collectively represented 49% of the Company's total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of March 31, 2019 and December 31, 2018, the Company had $0.8 million and $0.5 million in allowance for doubtful accounts, respectively, based on specific identification. The Company wrote-off $0.2 million of bad debts during the three months ended March 31, 2019, but did not write-off of any bad debts during the three months ended March 31, 2018.
(8) Stock-Based Compensation
As of March 31, 2019, the Company has four types of stock-based compensation under the Equity and Incentive Award Plan (the "Plan"): (i) restricted stock awards issued to independent directors, (ii) time-based restricted stock units awards, (iii) performance-based restricted stock unit awards ("performance-based RSUs") and (iv) non-qualified stock options. RSUs and non-qualified stock options are issued to executive officers and other key management personnel. The Company has reserved 7,734,601 shares of its common stock for awards that may be issued under the Plan.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2019 and 2018 (in thousands of dollars):

	Three Months Ended March 31,
	2019	2018
Deferred stock awards	$—	$1,070
Restricted stock awards	240	90
Restricted stock time-based unit awards	3,053	1,506
Restricted stock performance-based unit awards	27	—
Non-qualified stock options	680	407
Equity-based compensation cost	$4,000	$3,073
Tax Benefit	(981)	(740)
Equity-based compensation cost, net of tax	$3,019	$2,333

Performance-based RSU awards
Effective March 25, 2019, the Company issued 327,401 of performance-based RSUs to four executive officers under the Plan, which were fair valued at $3.6 million using a Monte Carlo simulation method. 163,700 of these performance-based RSUs vest at December 31, 2020 (the "two-year performance-based RSUs"), while the remaining 163,701 of these performance-based RSUs vest at December 31, 2021 (the "three-year performance-based RSUs"). Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period, which extends from January 1, 2019 to December 31, 2020 for the two-year performance-based RSUs and January 1, 2019 to December 31, 2021 for the three-year performance-based RSUs. The number of shares that may be earned at the end of the vesting period ranges from 25% to 200% of the target award amount, if the threshold performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of March 31, 2019, total unamortized compensation cost related to unvested performance-based RSUs was $3.5 million, which the Company expects to recognize over the weighted-average period of 2.26 years.
(9) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income or (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or (loss) per share as their impact would be anti-dilutive.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(21,806)	$(8,243)

Denominator:
Basic weighted-average common shares outstanding(1)	104,422	112,010
Dilutive effect of restricted stock awards granted to Board of Directors	37	56
Dilutive effect of time-based restricted stock awards granted under the Plan	8	182
Dilutive effect of performance-based restricted stock awards granted under the Plan	327	—
Dilutive effect of options granted under the Plan	—	—
Diluted weighted-average common shares outstanding(1)	104,794	112,248

(1)
As a result of the net loss incurred by the Company for the three months ended March 31, 2019 and 2018, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(10) Leases
The Company adopted ASU 2016-02, "Leases (Topic 842)," and subsequently-issued related ASUs, which set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors, effective January 1, 2019, using the modified retrospective method. Upon adoption, the Company recognized a lease right-of-use asset and lease liability of approximately $61.0 million on its unaudited condensed consolidated balance sheet on January 1, 2019, for its operating leases that existed upon the effective date, with no additional impact to its unaudited condensed consolidated statements of operations and comprehensive loss or statements of cash flows.
The Company has operating leases for certain of its corporate offices, field shops, apartments, warehouses, rail cars, frac pumps, trailers, tractors and certain other equipment. The Company also has both operating and finance leases for its light duty vehicles. Additionally, the Company has sale-leasebacks on certain of its tractors that expire in 2020, on which the Company exercised its repurchase options on April 1, 2019.
The Company's leases have variable payments with annual escalations that are based on the proportion by which the consumer price index ("CPI") for all urban consumers increased over the CPI index for the prior comparative year. The Company's leases have remaining lease terms of less than 1 year to 15 years, some of which include extension and termination option. None of these extension and termination options were used to determine the Company's right-of-use assets and lease liabilities, as the Company has not determined it is probable that it will exercise any of these options. None of the Company's leases have residual value guarantees.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

The components of the Company's lease costs are as follows:

(Thousands of Dollars)
Three Months Ended March 31,
2019
Operating lease cost	$6,631
Finance lease cost:
Amortization of right-of-use assets	875
Interest on lease liabilities	220
Total finance lease cost	1,095
Short-term lease cost	190
Variable lease cost(1)	5,463
Sublease income	(27)
Total lease cost	$13,352

(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

(Thousands of Dollars)
Three Months Ended March 31,
2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$11,461
Operating cash flows from finance leases	158
Financing cash flows from finance leases	1,396

Weighted average remaining lease terms are as follows:

Three Months Ended March 31,
2019
Operating leases	4.91 years
Finance leases	3.11 years

Weighted average discount rate on the Company's lease liabilities are as follows:

Three Months Ended March 31,
2019
Operating leases	6.53%
Finance leases	5.79%

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Maturities of the Company's lease liabilities as of March 31, 2019, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2019	$17,845	$7,477
2020	18,229	2,906
2021	5,546	2,683
2022	4,280	1,136
2023	2,838	28
Thereafter	12,492	—
Total undiscounted remaining minimum lease payments	61,230	14,230
Less imputed interest	(10,142)	(884)
Total discounted remaining minimum lease payments	$51,088	$13,346

Minimum lease commitments, excluding early termination buyouts, remaining under the Company's operating leases and capital leases, for the next five years per ASC 840, "Leases," as of December 31, 2018 were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Capital leases
2019	$26,327	$5,484
2020	18,017	2,652
2021	5,688	2,430
2022	4,795	883
2023	3,172	—
Total	$57,999	$11,449

The Company did not make any lease reassessments or modifications nor did it recognize any gains or losses on sale-leaseback transactions during the three months ended March 31, 2019.
As of March 31, 2019, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.
(11) Commitments and Contingencies
As of March 31, 2019 and December 31, 2018, the Company had $4.3 million and $4.2 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $35.4 million and $43.6 million, as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, the Company had committed $4.9 million to research and development with its equity-method investee, that is expected to generate economic benefits in 2019.
As of March 31, 2019 and December 31, 2018, the Company had issued letters of credit of $2.5 million under the Company's asset-based revolving credit facility obtained on February 17, 2017, as amended on December 22, 2017, which secured performance obligations related to the Company's capital lease with CIT Finance LLC and the Company's casualty insurance policy.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $18.1 million and $36.6 million amounts of proppant under its take-or-pay agreements as of March 31, 2019 and March 31, 2018, respectively.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of March 31, 2019 are listed below:

(Thousands of Dollars)
2019	$31,260
2020	29,053
2021	14,925
2022	9,300
2023	1,500
$86,038

Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues. The Company's assessment of the likely outcome of litigation matters is based on its judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. In accordance with GAAP, the Company accrues for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on the Company's best estimate of the expected liability. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome and based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its financial position or results of operations.
In November 2017, the Company was served with two class or collective action claims, captioned Omar Castro v. Keane and Vu Tran v. Keane, both alleging that the Company failed to pay a Texas class of workers an appropriate overtime rate in compliance with the Fair Labor Standards Acts and state laws. These two claims were consolidated on January 30, 2018 and captioned Vu Tran, et al. v. Keane. After the Company substantially completed its discovery, the Company recognized an estimated liability in the third quarter of 2018, as the occurrence of a loss was probable and reasonably estimable. In the first quarter of 2019, the parties agreed to settle this consolidated claim for $1.0 million.
In June 2016, the Company filed suit for declaratory judgment against Ceramifrac Proppants, LLC ("Ceramifrac"), captioned Keane Frac ND, LLC & Keane Group Holdings, LLC v. Ceramifrac Proppants, LLC, contending that the Company had no obligations to pay for ceramic proppant for which the Company was billed for in 2015, but of which it never took possession. The Company contended it never agreed to purchase the product in question. The case went to jury trial on March 19, 2019, and upon conclusion of the trial, the jury rendered an adverse verdict awarding Ceramifrac $3.4 million in damages. As of March 31, 2019, no final judgment has been entered, and the Company is currently evaluating post-trial motion and appeal options. As of March 31, 2019, the Company recognized an estimated liability of $4.1 million, which is inclusive of an estimated $0.7 million in prejudgment interest for full resolution of all issues in dispute.
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of the Company's business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac TX, LLC's direct payment sales tax for the periods of January 2014 through May 2017. As of March 31, 2019, the audit is ongoing; however, the Company currently anticipates that the audit could result in an assessment of approximately $3.2 million, which has been recorded in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss.
(12) Related Party Transactions
Cerberus Operations and Advisory Company and Cerberus Capital Management, L.P., affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.3 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively, for these services.
In connection with the Company's research and development initiatives, the Company has engaged in transactions with its equity-method investee. As of March 31, 2019, the Company has purchased $1.7 million of shares in its equity-method investee.
(13) Business Segments
Management operates the Company in two reporting segments: Completion Services and Other Services. Management evaluates the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. All inter-segment transactions are eliminated in consolidation.
The following tables present financial information with respect to the Company's segments. Corporate and Other represents costs not directly associated with an operating segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery and equipment.

	(Thousands of Dollars)
	Three Months Ended March 31,
	2019	2018
Operations by business segment
Revenue:
Completion Services	$411,975	$507,451
Other Services	9,679	5,565
Total revenue	$421,654	$513,016
Gross profit:
Completion Services	$85,305	$110,387
Other Services	(1,297)	(779)
Total gross profit	$84,008	$109,608
Operating income (loss):
Completion Services	$17,967	$54,265
Other Services	(2,170)	(2,177)
Corporate and Other	(31,682)	(37,184)
Total operating income (loss)	$(15,885)	$14,904
Depreciation and amortization:
Completion Services	$66,747	$55,180
Other Services	873	1,398
Corporate and Other	3,856	3,473
Total depreciation and amortization	$71,476	$60,051

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(Gain) loss on disposal of assets
Completion Services	$591	$942
Other Services	—	—
Corporate and Other	(110)	(173)
Total loss on disposal of assets	$481	$769
Exit costs:
Corporate and Other	$—	$19
Total exit costs	$—	$19
Income tax provision:
Corporate and Other	$(974)	$(3,168)
Total income tax:	$(974)	$(3,168)
Net income (loss):
Completion Services	$17,967	$54,265
Other Services	(2,170)	(2,177)
Corporate and Other	(37,603)	(60,331)
Total net loss	$(21,806)	$(8,243)
Capital expenditures(1):
Completion Services	$48,019	$47,896
Other Services	646	47
Corporate and Other	1,340	316
Total capital expenditures	$50,005	$48,259

(1)	Excludes expenditures for leasehold improvements and finance leases.

	(Thousands of Dollars)
	March 31, 2019	December 31, 2018
Total assets by segment:
Completion Services	$887,968	$894,467
Other Services	17,716	20,974
Corporate and Other	154,883	139,138
Total assets	$1,060,567	$1,054,579

Total assets by geography:
United States	$1,060,567	$1,054,550
Canada	—	29
Total assets	$1,060,567	$1,054,579

Goodwill by segment:
Completion Services	$132,524	$132,524
Total goodwill	$132,524	$132,524

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

(14) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In December 2018, the FASB issued ASU 2019-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors," which allows lessors to make a policy election to exclude sales taxes and other similar taxes from determining the consideration in the contract and variable payments not included in the consideration in the contract, requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties and clarified the accounting for variable payments for contracts with lease and nonlease components. The Company adopted these standards effective January 1, 2019, using the modified retrospective transition method. The Company recognized a lease right-of-use asset and lease liability of approximately $61.0 million on its unaudited condensed consolidated balance sheet on January 1, 2019, for its operating leases that existed upon the effective date, with no additional impact to its unaudited condensed consolidated statements of operations and comprehensive loss or statements of cash flows. The Company also determined that while its hydraulic fracturing fleets represent lease components in its customer contracts, these lease components do not represent the predominant components in its customer contracts. As such the Company has elected to account for the combined components of its customer contracts under ASC 606. In connection with the adoption of these standards, the Company implemented internal controls to ensure that the Company's contracts are properly evaluated to determine applicability under ASU 2016-02 and that the Company properly applies ASU 2016-02 in accounting for and reporting on all its qualifying leases.
The effect of the lease standards adoption on the unaudited condensed consolidated balance sheet as of January 1, 2019 is as follows (in thousands of dollars):

	December 31, 2018		January 1, 2019
Balance sheet line item	As Previously Reported	ASU 2016-02 Adoption	As Adjusted
Operating lease right-of-use assets	$—	$60,946	$60,946
Finance lease right-of-use assets	—	7,864	7,864
Property and equipment, net	531,319	(7,864)	523,455
Other noncurrent assets	6,569	(9)	6,560
Accrued expenses and other current liabilities	(101,833)	1,066	(100,767)
Current maturities of operating lease liabilities	—	(25,211)	(25,211)
Current maturities of finance lease liabilities	—	(4,928)	(4,928)
Current maturities of capital lease obligations	(4,928)	4,928	—
Long-term operating lease liabilities, less current maturities	—	(35,512)	(35,512)
Long-term finance lease liabilities, less current maturities	—	(5,581)	(5,581)
Capital lease obligations, less current maturities	(5,581)	5,581	—
Other noncurrent liabilities	(3,283)	50	(3,233)
Retained earnings	31,494	(1,330)	30,164

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which allows companies to reclassify from accumulated other comprehensive income to retained earnings, any stranded tax effects resulting from complying with the Tax Cuts and Jobs Act legislation passed in December 2017. ASU 2018-02 is effective for annual periods beginning after December 15, 2018. The Company implemented the provisions of this ASU effective January 1, 2019, with no impact to its unaudited condensed consolidated financial statements, as due to the Company's valuation allowance, there is no net tax effect stranded within accumulated other comprehensive loss.

KEANE GROUP, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," which made clarifications, correction of errors and minor improvements to ASC 220, "Income Statement - Reporting Comprehensive Income - Overall," ASC 470-50, "Debt Modifications and Extinguishments," ASC 480-10, "Distinguishing Liabilities from Equity -Overall," ASC 718-740, "Compensation - Stock Compensation - Income Taxes," ASC 805-740, "Business Combinations - Income Taxes," ASC 815-10, "Derivatives and Hedging - Overall," ASC 820-10, "Fair Value Measurement - Overall," ASC 940-405, "Financial Services - Brokers and Dealers - Liabilities," and ASC 962-325, "Plan Accounting - Defined Contribution to Pension Plans - Investments - Other." The Company adopted this standard effective January 1, 2019, with no significant impact to its unaudited condensed consolidated financial statements, as the transactions it conducts that qualify under ASU 2018-09 are only impacted by the amendments to ASC 718-740.
In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." The amendments in this standard permit use of the Overnight Index Swap rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815. ASU 2018-16 is effective for annual periods beginning after December 15, 2018. The Company adopted this standard effective January 1, 2019, with no impact to its unaudited condensed consolidated financial statements, as the benchmark interest rate on its existing debt facility and interest rate swap is LIBOR.
In January 2019, the FASB issued ASU 2019-01, "Leases (Topic 842) - Codification Improvements." The amendments in this standard provide implementation guidance with regards to determining the fair value of an underlying leased asset by lessors that are not manufacturers or dealers, presentation of cash received from leases by lessors in sales-type or direct financing leases on the statement of cash flows and transition disclosures related to ASC 250, "Accounting Changes and Error Corrections." The amendments in this standard are effective January 1, 2020, except for those related to transition disclosures that are effective immediately on January 1, 2019. Early adoption is permitted. The Company adopted this standard effective January 1, 2019 with no impact to its unaudited condensed consolidated financial statements, as the Company does not have any leases for which lessor accounting is applied under ASC 842.
(b) Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses," which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, "Financial Instruments-Credit Losses-Measured at Amortized Cost," and should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2019-19 are effective for annual periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This standard removed, modified and added disclosure requirements from ASC 820. ASU 2018-13 is effective for annual periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements, as this standard primarily addresses disclosure requirements for Level 3 fair value measurements. The Company does not currently have or anticipate having Level 3 fair value instruments.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The amendments in this standard clarified that certain transactions should be accounted for under ASC 606 if one of the collaborative arrangement participants meets the definition of a customer and that transactions between collaborative participants not directly related to sales to third parties should not be recognized as revenue under Topic 606, if one of the collaborative arrangement participants is not a customer. ASU 2018-18 is effective for annual periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Keane Group, Inc.'s (the "Company", "Keane", "KGI" or "our") financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, as well as our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.
EXECUTIVE OVERVIEW
Organization
We are one of the largest pure-play providers of integrated well completion services in the U.S., with a focus on complex, technically demanding completion solutions. Our primary service offerings include horizontal and vertical fracturing, wireline perforation and logging and engineered solutions. Our total capacity includes approximately 1.4 million hydraulic horsepower. From our 29 currently deployable hydraulic fracturing fleets ("fleets"), 34 wireline trucks, 24 cementing units and other ancillary assets located in the Permian Basin, the Marcellus/Utica Shale, the Bakken Formation, the SCOOP/STACK Formation and other active oil and gas basins, we pride ourselves on providing industry-leading completion services with a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We distinguish ourselves through three key principles, which include (i) our partnerships with high-quality customers, (ii) our intense focus on safety and efficiency and (iii) our focus on value creation for all our stakeholders.
We provide our services in conjunction with onshore well development, in addition to stimulation operations on existing wells, to well-capitalized oil and gas exploration and production ("E&P") customers, with some of the highest quality and safety standards in the industry and long-term development programs that enable us to maximize operational efficiencies and the return on our assets. We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and engineering center, which is located in The Woodlands, Texas, provides us with the ability to supplement our service offerings with engineered solutions specifically tailored to address customers' completion requirements and unique challenges.
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
Financial results
Revenue during the first quarter of 2019 totaled $421.7 million, a decrease of 18% compared to revenue during the first quarter of 2018 of $513.0 million. The net decline in consolidated revenue during the first quarter of 2019, as compared with the first quarter of 2018, was driven primarily by a decrease in fleet utilization with 21 fully-utilized hydraulic fracturing fleets during the first quarter of 2019, as compared to 26 fully-utilized hydraulic fracturing fleets during the first quarter of 2018, combined with pricing pressures driven by macroeconomic market conditions within the first quarter of 2019. This decrease in utilization was primarily driven by our customers shifting their focus to capital discipline through reduced activity levels and pricing. Despite pricing pressures, we retained our core customer base through the execution of our strategy of aligning with high quality and efficient customers under dedicated agreements. Offsetting these declines was a sharp increase in operational performance, with increased pumping times, evidenced by revenue per fully-utilized fleet remaining flat during the first quarter of 2019, as compared with the first quarter of 2018. Our increased operational performance offset the revenue per stage decrease resulting from pricing concessions, lower commodity revenue from deflation sharing with certain customers and additional customers moving to direct sourcing of proppant. Also partially offsetting the declines during the first quarter of 2019 was the addition of a new dedicated agreement with an existing customer to support activity in the SCOOP / STACK Formation.

Consistent with our efforts to maintain and grow our supply of key commodities and skilled workforce, as influenced by market capacity, we continued to secure key contracts with suppliers and continued to position labor rates to facilitate retaining skilled employees and attracting new talent, while reducing staffing levels to align with current and forecasted activity levels.
We reported operating loss of $15.9 million during the three months ended March 31, 2019, as compared to operating income of $14.9 million during the three months ended March 31, 2018.
We reported net loss of $21.8 million, or $0.21 per basic and diluted share, during the three months ended March 31, 2019, compared to net loss of $8.2 million, or $0.07 per basic and diluted share, during the three months ended March 31, 2018. Net income during the three months ended March 31, 2019 includes approximately $8.1 million of management adjustments to arrive at Adjusted EBITDA (as defined herein) for the three months ended March 31, 2019, driven by $4.1 million of legal contingencies and $4.0 million of non-cash stock compensation expense. Excluding the adjustments discussed above, net loss during the three months ended March 31, 2019 was $13.7 million or $0.13 per basic and diluted share. Net income during the three months ended March 31, 2018 includes approximately $29.3 million of management adjustments to arrive at Adjusted EBITDA for the three months ended March 31, 2018, driven by a $13.2 million adjustment to our contingent value right ("CVR") associated with the acquisition of RockPile Energy Services, LLC and its subsidiaries from RockPile Energy Holdings, LLC based on the cash settlement in early April 2018, $13.0 million of transaction costs primarily incurred to consummate the secondary stock offering completed in January 2018 and $3.1 million of non-cash stock compensation expense. Excluding the adjustments discussed above, net income during the three months ended March 31, 2018 was $21.1 million or $0.19 per basic and diluted share.
Business outlook
Throughout a majority of 2018, market conditions for completion services were positive, including tightness in supply and demand for completion services equipment and supportive commodity prices. However, beginning in late 2018, the industry faced growing headwinds, including E&P capital budget exhaustion, early achievement of E&P production targets, price differentials and normal seasonality resulting in softness in demand for completion services. At the same time, the price of crude oil experienced a significant and rapid decline beginning in November 2018, exacerbating the negative impacts on completion services activity. Together, these factors led to lower activity levels, delays in the 2019 budgeting cycle for many E&P companies and an imbalance of hydraulic fracturing equipment supply.
 Since the beginning of 2019, crude oil prices have improved from a low of $42.53 per barrel in late-December 2018 to mid-$60.00s per barrel in April 2019. Improved crude oil prices, combined with budget resets and the alleviation of seasonal and other temporary headwinds have resulted in a stabilization in pricing for completion services. While the improvement in commodity prices has resulted in a general improvement in activity, the market remains highly competitive. We currently believe we have strong visibility on utilization for approximately two-thirds of our fleets in 2019, providing a strong baseload upon which to build.
Financial markets, liquidity, and capital resources
At March 31, 2019, we had a cash balance of approximately $83.7 million. We also had $171.3 million available under our asset-based revolving credit facility as of March 31, 2019, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including capital expenditures and working capital investments.
For additional information on market conditions and our liquidity and capital resources, see "Liquidity and Capital Resources" and "Business Environment and Results of Operations" herein.
Leveraging technology for commercial advantage
In order to generate actionable insights, we must acquire, integrate, access and utilize vast sources of the right data in an effective manner. We are developing advanced analytical techniques to gain a deep understanding of our operations, our customers, our end-to-end supply chain and key economic drivers at both a macro and precision level. In addition, we are in the process of transforming our enterprise resource planning system, which will enable our employees to work more efficiently and effectively.
Cybersecurity
We are subject to cybersecurity risks, the mitigation of which is one of our major strategic focuses. Maintaining appropriate protective controls and processes to facilitate data privacy is important to achieving our purpose and core values. We recently engaged an external independent advisor to assess our current enterprise-wide cyber-risk management framework and make recommendations to enhance our cyber-based risk management. In response to this assessment, we are augmenting our cybersecurity program by establishing a cybersecurity steering committee to assist our audit committee in providing oversight over our cybersecurity matters, further enhancing our proactive protective measures and incident response capabilities and deploying an ongoing information communication program to engage all of our employees in participating and supporting our cybersecurity and privacy efforts. As cybersecurity incidents continue to evolve, we are committed to protecting our value to all of our stakeholders, by expending the additional resources necessary to continue modifying and enhancing our protective measures, incident response capabilities and disclosure controls.
BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS
We provide our services in several of the most active basins in the U.S., including the Permian Basin, the Marcellus Shale/Utica Shale, the SCOOP/STACK Formation and the Bakken Formation. These regions are expected to account for approximately 60% of all horizontal wells anticipated to be drilled during 2019 through 2025. In addition, the high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers in the Permian Basin and the Marcellus Shale/Utica Shale, the most prolific and cost-competitive oil and natural gas basins in the U.S. According to Spears & Associates, the Permian Basin and the Marcellus Shale/Utica Shale are expected to account for 55% of total active rigs in the U.S. during 2019 through 2025 based on forecasted rig counts. These basins have experienced a recovery in activity since the spring of 2016, with a 214% increase in rig count from their combined May 2016 low of 170 to 534 as of March 31, 2019.
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
The following table shows the average oil and natural gas prices for West Texas Intermediate ("WTI") and Henry Hub natural gas:

	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	2018
Oil price - WTI(1)	$54.83	$62.89	$64.94
Natural gas price - Henry Hub(2)	2.92	3.08	3.17
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Three Months Ended March 31,		Year Ended December 31,
Product Type	2019	2018	2018
Oil	848	781	841
Natural Gas	195	185	190
Other	—	—	1
Total	1,043	966	1,032

	Three Months Ended March 31,		Year Ended December 31,
Drilling Type	2019	2018	2018
Horizontal	919	833	900
Vertical	61	63	63
Directional	63	70	69
Total	1,043	966	1,032

Our customers' cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower E&P budgets.
The U.S. energy industry experienced a significant downturn in the second half of 2014 through early 2016, driven primarily by global oversupply and a decline in commodity prices. From early 2016 through late 2018, the U.S. generally experienced a recovery in commodity prices and drilling and completion activity. Over this timeframe, the U.S. active rig count increased from a trough of 404 rigs in May 2016 to a peak of 1,083 rigs in December 2018, driving significant demand for our completion services.
During the third quarter of 2018, U.S. drilling and completion activity began to slow, driven primarily by producer budget exhaustion and pipeline takeaway constraints in the Permian Basin. Additionally, early in the fourth quarter of 2018, WTI crude oil prices began to experience a significant and rapid decline, reducing from $76.41 per barrel in early-October 2018 to $42.53 per barrel in late-December 2018, which added further negative pressure for U.S. drilling and completion activity and created an oversupply of completion services equipment in the market.
Since the start of 2019, many of the transitory issues have been resolved and WTI crude oil prices have recovered from their lows, with WTI crude oil prices reaching $60.14 per barrel as of March 29, 2019. However, supply and demand for completion services remains challenged, resulting in adverse pricing and utilization impacts and ongoing commodity price volatility. Serving as offsets to these ongoing pressures are our high-quality customer base and dedicated contract model, which provides visibility to a baseload of activity for 2019.
      The United States Energy Information Administration ("EIA") projects that the average WTI spot price will increase through 2020 due to growing demand. As of April 2019, global liquids demand is expected to average 101.4 million and 102.8 million barrels per day in 2019 and 2020, respectively. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) increased likelihood of favorable regulatory and legislative initiatives, (ii) increased acceptance of natural gas as a clean and abundant domestic fuel source and (iii) the emergence of low-cost natural gas shale developments. As of April 2019, natural gas demand in North America is expected to average 84.6 billion and 84.8 billion cubic feet per day in 2019 and 2020, respectively.
We intend to address the anticipated sector-wide challenges in 2019 through (i) partnering and growing with well-capitalized customers under dedicated agreements, as evidenced by the dedicated agreement we were awarded with an existing customer to support activity in the SCOOP / STACK Formation in the first quarter of 2019, (ii) allocating our assets to maximize utilization and returns, (iii) maximizing profitability of our fully-utilized fleets through leading-edge pricing and efficiencies, (iv) investing in technology to further drive efficiencies and differentiation of service offerings, (v) leveraging our flexible and scalable logistics infrastructure to provide assurance of supply at lowest landed cost and (vi) maintaining our conservative and flexible capital position to support continued growth and maintenance of our active equipment.

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

	Three Months Ended March 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$411,975	$507,451	98%	99%	$(95,476)	(19%)
Other Services	9,679	5,565	2%	1%	4,114	74%
Revenue	421,654	513,016	100%	100%	(91,362)	(18%)
Completion Services	326,670	397,064	77%	77%	(70,394)	(18%)
Other Services	10,976	6,344	3%	1%	4,632	73%
Costs of services (excluding depreciation and amortization, shown separately)	337,646	403,408	80%	79%	(65,762)	(16%)
Completion Services	85,305	110,387	20%	22%	(25,082)	(23%)
Other Services	(1,297)	(779)	0%	0%	(518)	66%
Gross profit	84,008	109,608	20%	21%	(25,600)	(23%)
Depreciation and amortization	71,476	60,051	17%	12%	11,425	19%
Selling, general and administrative expenses	27,936	33,884	7%	7%	(5,948)	(18%)
Loss on disposal of assets	481	769	0%	0%	(288)	(37%)
Operating income (loss)	(15,885)	14,904	(4%)	3%	(30,789)	(207%)
Other income (expenses), net	448	(12,989)	0%	(3%)	13,437	(103%)
Interest expense	(5,395)	(6,990)	(1%)	(1%)	1,595	(23%)
Total other expenses	(4,947)	(19,979)	(1%)	(4%)	15,032	(75%)
Income tax expense	(974)	(3,168)	0%	(1%)	2,194	(69%)
Net income (loss)	$(21,806)	$(8,243)	(5%)	(2%)	$(13,563)	165%

Revenue:     Total revenue is comprised of revenue from Completion Services and Other Services. Revenue during the three months ended March 31, 2019 decreased by $91.4 million, or 18%, to $421.7 million from $513.0 million during the three months ended March 31, 2018. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue decreased by $95.5 million, or 19%, to $412.0 million during the three months ended March 31, 2019 from $507.5 million during the three months ended March 31, 2018. This change was primarily attributable to a 19% reduction in our average number of fully-utilized fleets, to 21 fully-utilized fleets during the three months ended March 31, 2019 from 26 fully-utilized fleets during the three months ended March 31, 2018, as a result of reduced activity levels reflective of the market environment. Despite reduction in activity levels and pricing, annualized revenue per fully-utilized fleet during the three months ended March 31, 2019 and 2018 remained flat. This was due to a sharp increase in operational performance, with increased pumping times, which fully offset the revenue per stage decrease resulting from pricing concessions, lower commodity revenue from deflation sharing with certain customers and additional customers moving to direct sourcing of proppant.
Other Services:     Other Services segment revenue increased by $4.1 million, or 74%, to $9.7 million during the three months ended March 31, 2019 from $5.6 million during the three months ended March 31, 2018. This change in revenue was primarily attributable to the ramp up of our cement division in North Dakota and the Permian Basin. Late in the first quarter of 2019, a portion of the cementing division was temporarily idled due to unfavorable market conditions.

Cost of services:     Cost of services during the three months ended March 31, 2019 increased as a percentage of revenue to 80% during the three months ended March 31, 2019 from 79% during the three months ended March 31, 2018. The decrease in cost of services in Completion Services to $326.7 million during the three months ended March 31, 2019 from $397.1 million during the three months ended March 31, 2018 was primarily due to lower utilization, operating 21 fully-utilized hydraulic fracturing fleets during the three months ended March 31, 2019 compared to 26 fully-utilized hydraulic fracturing fleets during the three months ended March 31, 2018 and deflation on key input costs. The increase in cost of services in Other Services to $11.0 million during the three months ended March 31, 2019 from $6.3 million during the three months ended March 31, 2018 was driven by the ramp up of our cementing division in North Dakota and the Permian Basin.
Cost of services, as a percentage of total revenue is presented below:

	Three Months Ended March 31,
Description	2019	2018	% Change
Segment cost of services as a percentage of segment revenue:
Completion Services	79%	78%	1%
Other Services	113%	114%	(1)%
Total cost of services as a percentage of total revenue	80%	79%	1%

Depreciation and amortization:     Depreciation and amortization expense as a percentage of revenues was 17% and 12% during the three months ended March 31, 2019 and 2018, respectively, an increase as a percentage of revenue of 5%. Total depreciation expense increased by $11.4 million, or 19%, to $71.5 million during the three months ended March 31, 2019 from $60.1 million during the three months ended March 31, 2018. This change was primarily attributable to depreciation of additional equipment purchased and equipment acquired in the asset acquisition from Refinery Specialties, Incorporated subsequent to the first quarter of 2018, in addition to depreciation related to maintenance capital expenditures.
Selling, general and administrative expense:     Selling, general and administrative ("SG&A") expense as a percentage of revenues was 7% during the three months ended March 31, 2019 and 2018. Total management adjustments were $8.1 million during the three months ended March 31, 2019, consisting of $4.1 million of legal contingencies and $4.0 million of non-cash stock compensation expense for the restricted stock units and stock options awarded to certain of our employees. Management adjustments were $16.1 million during the three months ended March 31, 2018, consisting of $13.0 million of transaction costs related to the secondary offering in January 2018 and $3.1 million of non-cash compensation expense for the restricted stock units and stock options awarded to certain of our employees. Excluding these management adjustments, SG&A expense as a percentage of revenue was 5% and 3% during the three months ended March 31, 2019 and 2018, respectively, an increase as a percentage of revenue of 2%.
Loss on disposal of assets:     Loss on disposal of assets decreased by $0.3 million, or 37%, to a loss of $0.5 million during the three months ended March 31, 2019 from a loss of $0.8 million during the three months ended March 31, 2018. This change was primarily attributable to the disposals of additional hydraulic fracturing pump components during the three months ended March 31, 2019, as compared to during the three months ended March 31, 2018, combined with divestitures of various trailers, vehicles and other immaterial assets during the three months ended March 31, 2019.
Other income (expense), net:     Other income (expense), net, increased by $13.4 million to net income of $0.4 million during the three months ended March 31, 2019 from a net expense of $13.0 million during the three months ended March 31, 2018, due to the $13.2 million adjustment to the CVR liability in the three months ended March 31, 2018, based on the cash settlement in early April 2018.
Interest expense, net:     Interest expense, net of interest income, decreased by $1.6 million, or 23%, to $5.4 million during the three months ended March 31, 2019 from $7.0 million during the three months ended March 31, 2018. This change was primarily attributable to a $1.0 million decrease in interest on our 2018 Term Loan Facility (as defined below) due to more favorable interest rates than under our pre-existing 2017 term loan facility and a $0.4 million decrease in deferred financing fees related to the 2018 Term Loan Facility due to changes in interest rates.
Effective tax rate:     Our effective tax rate on continuing operations for the three months ended March 31, 2019 was 4.68%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes and change in valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will not utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets, state tax deferred liabilities and current state income taxes.
Net loss:     Net loss was $21.8 million during the three months ended March 31, 2019, as compared with net loss of $8.2 million during the three months ended March 31, 2018. The activity in our net results during the three months ended March 31, 2019 and 2018 were due to the changes in revenue and expenses discussed above.
ENVIRONMENTAL MATTERS
We are subject to numerous environmental, legal and regulatory requirements related to our operations worldwide. For information related to environmental matters, see Note (11) Commitments and Contingencies to the unaudited condensed consolidated financial statements in Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.
As of March 31, 2019, we had $83.7 million of cash and $339.8 million of debt, exclusive of leases, compared to $80.2 million of cash and $340.7 million of debt, exclusive of leases, as of December 31, 2018. During the three months ended March 31, 2019 and 2018, we incurred capital expenditures of $50.0 million and $48.3 million, respectively, which is inclusive of the net change in non-cash capital expenditures within accounts payable.

	(Thousands of Dollars)
	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$58,389	$34,175
Net cash used in investing activities	(49,686)	(29,829)
Net cash used in financing activities	(5,132)	(4,920)

Significant sources and uses of cash during the three months ended March 31, 2019
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the three months ended March 31, 2019 of $58.4 million was the result of the utilization of 91% of our deployed fleets and our thoroughness in receiving collections from our customers and controlling costs. We continue to focus on maintaining operational and spend efficiencies, resulting in positive working capital and net operating cash to support our capital expenditures and other investing initiatives.

Uses of cash:

•	Investing activities:

–
Capital expenditures during the three months ended March 31, 2019 of $50.0 million was primarily associated with maintenance capital spend on active fleets and capital spend on strategic projects. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, excluding leases and interest, during the three months ended March 31, 2019 was $0.9 million.

–	Cash used to repay our finance leases during the three months ended March 31, 2019 was $1.4 million.

–	Shares repurchased and retired related to share-based compensation during the three months ended March 31, 2019 totaled $2.9 million.
Significant sources and uses of cash during the three months ended March 31, 2018
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the three months ended March 31, 2018 of $34.2 million was primarily driven by higher utilization of our combined asset base and gross profit in our Completion Services segment.

Uses of cash:

•	Investing activities:

–
Capital expenditures during the three months ended March 31, 2018 of $48.3 million was primarily associated with maintenance capital spend on active fleets and deposits on new equipment. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, excluding leases and interest, during the three months ended March 31, 2018 was $0.7 million.

–	Cash used to repay our finance leases during the three months ended March 31, 2018 was $0.8 million.

–	Shares repurchased and retired related to share-based compensation during the three months ended March 31, 2018 totaled $3.3 million.
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
Debt service, exclusive of leases, for the year ended December 31, 2019 is projected to be $26.5 million. We anticipate our debt service will be funded by cash flows from operations.
Effective February 25, 2019, our Board of Directors authorized a reset of capacity on our existing stock repurchase program back to $100 million. Additionally, the program's expiration date was extended to December 2019 from a previous expiration date of September 2019.
Other factors affecting liquidity
Financial position in current market. As of March 31, 2019, we had $83.7 million of cash and a total of $171.3 million available under our revolving credit facility. As of March 31, 2019, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, contingent liabilities and stock repurchases.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.5 million of letters of credit were outstanding as of March 31, 2019.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 days. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers' cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of March 31, 2019.

(Thousands of Dollars) Contractual obligations	Total	2019	2020-2022	2023-2025	2026+
Long-term debt, including current portion(1)	$347,375	$2,625	$10,500	$334,250	$—
Estimated interest payments(2)	128,898	16,398	63,227	49,273	—
Finance lease obligations(3)	14,230	7,477	6,725	28	—
Operating lease obligations(4)	61,230	17,845	28,055	6,169	9,161
Purchase commitments(5)	121,471	66,693	53,278	1,500	—
Equity-method investment(6)	1,913	1,913	—	—	—
Legal contingency(7)	5,107	5,107	—	—	—
	$680,224	$118,058	$161,785	$391,220	$9,161

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our 2018 Term Loan Facility. In addition, these amounts exclude $7.5 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of March 31, 2019 and include interest related to the 2018 Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate ("LIBOR").

(3)
Finance lease obligations consist of obligations on our finance leases of hydraulic fracturing equipment and ancillary equipment with CIT Finance LLC, light weight vehicles with ARI Financial Services Inc. and Enterprise FM Trust, and Peterbilt tractors with Stonebriar Commercial Finance LLC and includes interest payments.

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

(6)
See Notes (11) Commitments and Contingencies and (12) Related Party Transactions of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for further details on our equity-method investment.

(7)
The legal contingency is related to the settlement of two claims captioned Vu Tran, et al. v. Keane and Keane Frac ND, LLC & Keane Group Holdings, LLC v. Ceramifrac Proppants, LLC See Note (11) Commitments and Contingencies of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for further details.

Principal Debt Agreements
2017 ABL Facility
Structure.    As of March 31, 2019, the Company's asset-based revolving credit facility obtained on February 17, 2017 and as amended on December 22, 2017 (the "2017 ABL Facility") provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million. The 2017 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
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
2018 Term Loan Facility
On May 25, 2018, Keane Group and the 2018 Term Loan Guarantors (as defined below) entered into the 2018 Term Loan Facility with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance Keane Group's then-existing term loan facility and to repay related fees and expenses, with the excess proceeds used to fund general corporate purposes.
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the "2018 Term Loans"). As of March 31, 2019, there was $347.4 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
Maturity. May 25, 2025 or, if earlier, the stated maturity date of any other term loans or term commitments.
Amortization. The 2018 Term Loans amortize in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding.
Interest. The 2018 Term Loans bear interest at a rate per annum equal to, at Keane Group's option, (a) the base rate plus 2.75%, or (b) the adjusted LIBOR for such interest period (subject to a 1.00% floor) plus 3.75%, subject to, on and after the fiscal quarter ending September 30, 2018, a pricing grid with three 0.25% per annum step-ups and one 0.25% per annum step-down determined based on total net leverage for the relevant period. Following a payment event of default, the 2018 Term Loans bear interest at the rate otherwise applicable to such 2018 Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default.
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
Guarantees. Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the amounts outstanding under the 2018 Term Loan Facility are guaranteed by the Company, Keane Frac, LP, KS Drilling, LLC, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, and Keane Frac GP, LLC, and each subsidiary of the Company that will be required to execute and deliver a facility guaranty in the future pursuant to the terms of the 2018 Term Loan Facility (collectively, the "2018 Term Loan Guarantors").
Security. Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the obligations under the 2018 Term Loan Facility are secured by (a) a first-priority security interest in and lien on substantially all of the assets of Keane Group and the 2018 Term Loan Guarantors to the extent not constituting ABL Facility Priority Collateral (as defined below) and (b) a second-priority security interest in and lien on substantially all of the accounts receivable, inventory, and frac iron equipment, and certain other assets and property related to the foregoing including certain chattel paper, investment property, documents, letter of credit rights, payment intangibles, general intangibles, commercial tort claims, books and records and supporting obligations of the borrowers and guarantors under the 2017 ABL Facility (the "ABL Facility Priority Collateral").
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
"Cumulative Credit," generally, is defined as an amount equal to (a) $25.0 million, (b) 50% of consolidated net income of the Company and its restricted subsidiaries on a cumulative basis from April 1, 2018 (which cumulative amount shall not be less than zero), plus (c) other customary additions, and reduced by the amount of Cumulative Credit used prior to such time (whether for restricted payments, junior debt payments or investments).
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
Related Party Transactions
Our Board of Directors has adopted a written policy and procedures (the "Related Party Policy") for the review, approval and ratification of the related party transactions by the independent members of the audit and risk committee of our Board of Directors. For purposes of the Related Party Policy, a "Related Party Transaction" is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the Company or any of its subsidiaries is a participant and (3) any Related Party (as defined herein) has or will have a direct or indirect material interest. All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party's interests in the transaction.
 The Related Party Policy defines "Related Party" as any person who is, or, at any time since the beginning of the Company's last fiscal year, was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest in the Company, (3) an immediate family member of any of the individuals or entities identified in (1) or (2) of this paragraph and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest. Immediate family members include a person's spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person's home, other than a tenant or employee.
 For further details about our transactions with Related Parties, see Note (12) Related Party Transactions of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

Critical Accounting Policies and Estimates
The preparation of our unaudited condensed consolidated financial statements and related notes to the unaudited condensed consolidated financial statements included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this quarterly report on Form 10-Q, as well as our consolidated and combined financial statements and related notes included in Part II, "Item 8. Financial Statements and Supplementary Data" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.
We believe the following is a new critical accounting policy used in the preparation of our unaudited condensed consolidated financial statements.
(a) Leases
Per ASU 2016-02, "Leases (Topic 842)," lessees can classify leases as finance leases or operating leases, while lessors can classify leases as sales-type, direct financing or operating leases. All leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents our obligation to make lease payments arising from the lease, along with a corresponding right-of-use asset, which represents our right to use the underlying asset being leased. For leases in which we are the lessee, we use a collateralized incremental borrowing rate to calculate the lease liability, as in most cases we do not know the lessor's implicit rate in the lease. Establishing our lease obligations on our unaudited condensed consolidated balance sheets require judgmental assessments of the term lengths of each and the interest rate yield curve that best represents the collateralized incremental borrowing rate to apply to each lease. We engage third-party specialists to assist us in determining the collateralized incremental borrowing rate yield curve. Errors in determining the lease term lengths and/or selecting the best representative collateralized incremental borrowing rate can have a material adverse effect on our unaudited condensed consolidated financial statements. For further details about our leases, see Note (10) Leases of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
(b) New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (14) New Accounting Pronouncements of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
At March 31, 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant and chemicals. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to Part I, "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations" for the contractual commitments and obligations table as of March 31, 2019.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk as of March 31, 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)." The adoption of this standard and subsequently-issued related ASUs resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our unaudited condensed consolidated balance sheet, with no related impact to our unaudited condensed consolidated statements of operations and comprehensive loss or statements of cash flows. In connection with the adoption of these standards, we implemented internal controls to ensure we properly evaluate our contracts for applicability under ASU 2016-09 and properly apply ASU 2016-02 and subsequently-issued related ASUs in accounting for and reporting on all our qualifying leases. There were no other changes to our internal control over financing reporting that occurred during the three months ended March 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Information related to Part II, "Item 1. Legal Proceedings" is included in Note (11) Commitments and Contingencies of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2019, there have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.1	Keane Group, Inc. Form of Restricted Stock Unit Performance Award Agreement	*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* Filed herewith. ** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2019.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer