Form 10-Q
period 2019-06-30
Keane Group, Inc.
filed 2019-07-31
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-37988

Keane Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware				38-4016639
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

1800 Post Oak Boulevard	Suite 450	Houston	Texas	77056
(Address of Principal Executive Offices)				(Zip Code)
(713) 357-9490
(Registrant's Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01, par value	FRAC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 29, 2019, the registrant had 104,983,801 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our business strategy;

•	our plans, objectives, expectations and intentions;

•	our ability to complete the proposed merger with C&J Energy Services, Inc. ("C&J");

•	failure, difficulties and delays in meeting conditions required for closing set forth in the merger agreement with C&J;

•	our ability to obtain requisite regulatory and stockholder approval and satisfy the other conditions to the consummation of the merger with C&J;

•	the potential impact of the announcement or consummation of the merger with C&J on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;

•	our future operating results;

•	the competitive nature of the industry in which we conduct our business, including pricing pressures;

•	crude oil and natural gas commodity prices;

•	demand for services in our industry;

•	the impact of pipeline capacity constraints;

•	the impact of adverse weather conditions;

•	the effects of government regulation;

•	legal proceedings, liability claims and effect of external investigations;

•	the effect of a loss of, or the financial distress of, one or more key customers;

•	our ability to obtain or renew customer contracts;

•	the effect of a loss of, or interruption in operations of, one or more key suppliers;

•	our ability to maintain the right level of commitments under our supply agreements;

•	the market price and availability of materials or equipment;

•	the impact of new technology;

•	our ability to employ a sufficient number of skilled and qualified workers;

•	our ability to obtain permits, approvals and authorizations from governmental and third parties;

•	planned acquisitions and future capital expenditures;

•	our ability to maintain effective information technology systems;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	our ability to service our debt obligations;

•	financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital;

•	the market volatility of our stock;

•	our ability or intention to pay dividends or to effectuate repurchases of our common stock;

•	the impact of Keane Investor Holdings LLC and our sponsor, Cerberus Capital Management, L.P.; and

•	the impact of our corporate governance structure.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 and the section entitled Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, except as specifically set forth herein.

This Quarterly Report on Form 10-Q includes market and industry data and certain other statistical information based on third-party sources including independent industry publications, government publications and other published independent sources. Although we believe these third-party sources are reliable as of their respective dates, we have not independently verified the accuracy or completeness of this information. Some data is also based on our own good faith estimates, which are supported by our management's knowledge of and experience in the markets and businesses in which we operate.

While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part II, "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,092	$80,206
Trade and other accounts receivable, net	199,099	210,428
Inventories, net	26,620	35,669
Assets held for sale	582	176
Prepaid and other current assets	5,940	5,784
Total current assets	349,333	332,263
Operating lease right-of-use assets	46,411	—
Finance lease right-of-use assets	8,876	—
Property and equipment, net	470,266	531,319
Goodwill	132,524	132,524
Intangible assets	50,941	51,904
Other noncurrent assets	6,486	6,569
Total assets	$1,064,837	$1,054,579

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$119,914	$106,702
Accrued expenses	74,391	101,539
Current maturities of long-term operating lease liabilities	20,453	—
Current maturities of long-term finance lease liabilities	4,359	4,928
Current maturities of long-term debt	2,561	2,776
Customer contract liabilities	471	60
Stock-based compensation	—	4,281
Other current liabilities	1,309	294
Total current liabilities	223,458	220,580
Long-term operating lease liabilities, less current maturities	25,750	—
Long-term finance lease liabilities, less current maturities	5,709	5,581
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	336,417	337,954
Other noncurrent liabilities	8,247	3,283
Total noncurrent liabilities	376,123	346,818
Total liabilities	599,581	567,398

Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 104,968 and 104,188 shares, respectively)	1,039	1,038
Paid-in capital in excess of par value	465,995	455,447
Retained earnings	6,037	31,494
Accumulated other comprehensive loss	(7,815)	(798)
Total stockholders' equity	465,256	487,181
Total liabilities and stockholders' equity	$1,064,837	$1,054,579

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per unit amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$427,733	$578,533	$849,387	$1,091,549
Operating costs and expenses:
Cost of services(1)	324,503	447,685	662,149	851,093
Depreciation and amortization	69,886	59,404	141,362	119,455
Selling, general and administrative expenses	32,571	24,125	60,507	58,009
Loss (gain) on disposal of assets	(330)	3,287	151	4,056
Total operating costs and expenses	426,630	534,501	864,169	1,032,613
Operating income (loss)	1,103	44,032	(14,782)	58,936
Other income (expense):
Other income (expense), net	(43)	16	405	(12,973)
Interest expense(2)	(5,477)	(14,317)	(10,872)	(21,307)
Total other expenses	(5,520)	(14,301)	(10,467)	(34,280)
Income (loss) before income taxes	(4,417)	29,731	(25,249)	24,656
Income tax (expense) benefit	(564)	936	(1,538)	(2,232)
Net income (loss)	(4,981)	30,667	(26,787)	22,424
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(31)	(29)	(65)
Hedging activities	(3,682)	99	(6,544)	2,310
Total comprehensive loss	$(8,663)	$30,735	$(33,360)	$24,669

Net loss per share:
Basic net loss per share	$(0.05)	$0.28	$(0.26)	$0.20
Diluted net loss per share	(0.05)	0.27	(0.26)	0.20

Weighted-average shares outstanding: basic	104,837	111,319	104,631	111,663
Weighted-average shares outstanding: diluted	104,837	111,543	104,631	111,879

(1) Cost of services during the three and six months ended June 30, 2019 excludes depreciation of $66.3 million and $133.9 million, respectively. Cost of services during the three and six months ended June 30, 2018 excludes depreciation of $57.6 million and $115.7 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization disclosed separately.
(2) Interest expense during the three and six ended June 30, 2018 includes $7.6 million in write-offs of deferred financing costs incurred in connection with the extinguishment of the Company's pre-existing 2017 term loan facility.
See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	$1,038	$455,447	$31,494	$(798)	$487,181
Stock-based compensation	2	8,277	—	—	8,279
Shares repurchased and retired related to share-based compensation	—	(2,861)	—	—	(2,861)
Other comprehensive loss	—	—	—	(3,139)	(3,139)
New lease standard implementation	—	—	1,330	—	1,330
Net loss	—	—	(21,806)	—	(21,806)
Balance as of March 31, 2019	$1,040	$460,863	$11,018	$(3,937)	$468,984
Stock-based compensation(1)	—	5,637	—	—	5,637
Shares repurchased and retired related to share-based compensation	(1)	(505)	—	—	(506)
Other comprehensive loss	—	—	—	(3,878)	(3,878)
Net loss	—	—	(4,981)		(4,981)
Balance as of June 30, 2019	$1,039	$465,995	$6,037	$(7,815)	$465,256

(1)
Stock-based compensation during the six months ended June 30, 2019 includes stock-based compensation expense recognized during the period of $9.6 million and the vested deferred stock awards of $4.3 million. Refer to Note (9) Stock-Based Compensation for further discussion of the Company's stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2017	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Issuance of common stock	—	—	—	—	—
Stock-based compensation	2	7,352	—	—	7,354
Shares repurchased and retired related to share-based compensation	(1)	(3,338)	—	—	(3,339)
Other comprehensive income	—	—	—	2,106	2,106
Net loss	—	—	(8,243)	—	(8,243)
Balance as of March 31, 2018	$1,119	$545,088	$(35,615)	$378	$510,970
Stock-based compensation(2)	3	4,037	—	—	4,040
Shares repurchased and retired related to stock repurchase program	(26)	(38,825)	(1,273)	—	(40,124)
Other comprehensive income	—	—	—	(172)	(172)
Net income	—	—	30,667	—	30,667
Balance as of June 30, 2018	$1,096	$510,300	$(6,221)	$206	$505,381

(2)
Stock-based compensation during the six months ended June 30, 2018 includes stock-based compensation expense recognized during the period of $7.1 million and the vested deferred stock awards of $4.3 million.

See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(26,787)	$22,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	141,362	119,455
Amortization of deferred financing fees	500	1,363
Loss on debt extinguishment, including prepayment premiums	—	7,550
Loss on disposal of assets	151	4,056
Loss on contingent consideration liability	—	13,254
Realized gain on derivative	(444)	(310)
Stock-based compensation	9,637	7,113
Other non-cash expense, net	8	—
Unrealized gain (loss) on derivative	(6,544)	2,310
Changes in operating assets and liabilities
Decrease (increase) in trade and other accounts receivable, net	11,600	(8,899)
Decrease (increase) in inventories	9,048	(7,618)
Decrease (increase) in prepaid and other current assets	(257)	(2,738)
Increase in other assets(1)	(46,950)	(2,129)
Increase in accounts payable	23,511	17,208
Decrease in accrued expenses	(27,141)	(26,500)
Decrease in customer contract liabilities	411	(2,460)
Increase (decrease) in other liabilities(1)	53,820	(654)
Net cash provided by operating activities	141,925	143,425
Cash flows from investing activities
Purchase of property and equipment	(111,694)	(128,178)
Advances of deposit on equipment	(2,319)	(804)
Implementation of software	(1,783)	(77)
Proceeds from disposal of assets	18,348	1,076
Payments for leasehold improvements	—	(1,455)
Equity method investment	—	(1,163)
Proceeds from insurance recoveries	106	105
Net cash used in investing activities	(97,342)	(130,496)
Cash flows from financing activities:
Proceeds from the term loan facility	—	348,250
Payments on the secured notes and term loan facility	(1,750)	(283,202)
Payments on finance leases	(2,553)	(1,786)
Payment of debt issuance costs	—	(7,250)
Payments on contingent consideration liability	—	(11,962)
Shares repurchased and retired related to share repurchase program	—	(40,124)
Shares repurchased and retired related to share-based compensation	(3,365)	(3,339)
Net cash (used in) provided by financing activities	(7,668)	587
Non-cash effect of foreign translation adjustments	(29)	(111)
Net increase (decrease) in cash, cash equivalents	36,886	13,405
Cash and cash equivalents, beginning	80,206	96,120
Cash and cash equivalents, ending	$117,092	$109,525

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$10,847	$13,117
Income taxes	1,500	2,066
Contingent value right (CVR) settlement	—	19,918
Non-cash investing and financing activities(2):
Changes in accounts payable related to capital expenditures	(10,299)	13,808
Non-cash additions to finance right-of-use assets	5,084	—
Non-cash additions to finance lease liabilities, including current maturities	5,087	—
Non-cash additions to operating right-of-use assets	61,670	—
Non-cash additions to operating lease liabilities, including current maturities	61,454	—

(1)	For further detail on the cash flows associated with the Company's right-of-use lease assets and lease liabilities, see Note (11) Leases.

(2)	Non-cash additions for finance and operating leases were nil for the six months ended June 30, 2018, as the Company adopted ASC 842 January 1, 2019.
See accompanying notes to unaudited condensed consolidated financial statements.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

(1)    Basis of Presentation and Nature of Operations
On October 13, 2016, Keane Group, Inc. (the "Company" or "Keane") was formed as a Delaware corporation to be a holding corporation for Keane Group Holdings, LLC and its subsidiaries (collectively referred to as "Keane Group"), for the purpose of facilitating the initial public offering (the "IPO") of shares of common stock of the Company.
On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2019.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2019 and the results of its operations and cash flows for the three and six months ended June 30, 2019 and 2018. Such adjustments are of a normal recurring nature.
All intercompany transactions and balances have been eliminated.
(2)    Summary of Significant Accounting Policies
(a) Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification ("ASC") 805, "Business Combinations," as amended by Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business." The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850, "Fair Value Measurements," using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 850 using discounted cash flows and other applicable valuation techniques. Operating results of an acquired business are included in our results of operations from the date of acquisition. Refer to Note (3) Merger with C&J Energy Services, Inc. ("C&J").
(b) Revenue Recognition
Effective January 1, 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, using the modified retrospective method. Changes were made to the relevant business processes and the related control activities, including information systems, in order to monitor and maintain appropriate controls over financial reporting. There were no significant changes to the Company's internal control over financial reporting due to the Company's adoption of ASU 2014-09.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

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
The Company has elected the practical expedient to recognize revenue based upon the transactional value it has the right to invoice upon completion of each performance obligation per the contract terms. The Company believes its right to consideration corresponds directly with the value transferred to the customer, and this expedient does not lend itself to the application of significant judgment. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would generally always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company's current revenue recognition processes and no retrospective adjustments were necessary.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue
Revenue activities during the three and six months ended June 30, 2019 and 2018 were as follows:

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Revenue by segment:
Completion Services	$420,363	$569,929	$832,338	$1,077,380
Other Services	7,370	8,604	17,049	14,169
Total revenue	$427,733	$578,533	$849,387	$1,091,549

Revenue by geography:
East	$130,063	$251,983	$284,929	$429,518
North	82,805	66,925	144,085	127,979
South	214,865	259,625	420,373	534,052
Total revenue	$427,733	$578,533	$849,387	$1,091,549

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
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 13 months to 40 years. Property and equipment with an estimated useful life less than 13 months are expensed as incurred. Management bases the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of maintenance programs. When components of an item of property and equipment have different useful lives, they are accounted for separately as major components of property and equipment. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset and the term of the lease.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

In the first quarter of 2018, the Company reassessed the estimated useful lives of select machinery and equipment. The Company concluded that due to an increase in service intensity driven by a shift to more 24-hour work, higher stage volume, larger stages and more proppant usage per stage, the estimated useful lives of these select machinery and equipment should be reduced by approximately 50%. In accordance with ASC 250, "Accounting Changes and Error Corrections," the change in the estimated useful lives of the Company's property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the six months ended June 30, 2018 of $10.0 million in the unaudited condensed consolidated statement of operations and comprehensive loss.
Depreciation methods, useful lives and residual values are reviewed annually.
(d) Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)," and subsequently-issued related ASUs, which set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors, using the modified retrospective method. In connection with the adoption of these standards, the Company implemented internal controls to ensure that the Company's contracts are properly evaluated to determine applicability under ASU 2016-02 and that the Company properly applies ASU 2016-02 in accounting for and reporting on all its qualifying leases.
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
For finance leases, the Company amortizes the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and records this amortization in rent expense on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company adjusts the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the unaudited condensed consolidated statements of operations and comprehensive loss. For operating leases, the Company recognizes one single lease cost, comprised of the lease payments and amortization of any associated initial direct costs, within rent expense on the unaudited condensed consolidated statements of operations and comprehensive loss. Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

•	reassess the lease classification for any expired or existing leases; and

•	reassess initial direct costs for any existing leases.
For additional information, see Note (11) Leases.
(e) Derivative Instruments and Hedging Activities
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
(f) Stock-based compensation
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

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
The Company provides its employees with the election to settle the income tax obligations arising from the vesting of their restricted or deferred stock-based compensation awards by the Company withholding shares equal to such income tax obligations. Shares acquired from employees in connection with the settlement of the employees' income tax obligations are accounted for as treasury shares that are subsequently retired. The cash flows resulting from any shares acquired will be classified as financing cash flows in the unaudited condensed consolidated statements of cash flows.
Restricted stock awards and RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.
For additional information, see Note (9) Stock-Based Compensation.
(3) Merger with C&J
Background
On June 17, 2019, Keane and C&J announced that they entered into an agreement and plan of merger (the "Merger Agreement") with King Merger Sub Corp. ("Merger Sub") providing that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time:

•	Merger Sub will merge with and into C&J, with C&J surviving and continuing as the surviving corporation as a direct, wholly-owned subsidiary of Keane (the "Merger");

•
Each share of C&J common stock issued and outstanding immediately prior to the effective time will be canceled and converted into the right to receive 1.6149 shares of Keane common stock plus cash in lieu of any fractional shares that otherwise would have been issued;

•	Keane will be renamed and Keane common stock, including the shares to be issued in the Merger, will be listed on the New York Stock Exchange under a new ticker symbol; and

•
(a) each outstanding C&J stock option will convert into a stock option relating to shares of Keane common stock, (b) each outstanding C&J restricted stock award will convert into a restricted award relating to shares of Keane common stock, (c) each outstanding C&J restricted stock unit award will convert into a Keane restricted stock unit award relating to shares of Keane common stock, and (d) each outstanding C&J performance share award will convert into a restricted award relating to shares of Keane common stock. The number of shares of C&J common stock subject to C&J performance share awards shall be deemed to be the number of shares subject to the C&J performance share award with performance deemed achieved at target performance levels.

C&J and Keane estimate that holders of C&J common stock as of immediately prior to the effective time will hold, in the aggregate, approximately 50% of the issued and outstanding shares of common stock of the combined company (based on fully diluted shares outstanding of the combined company) immediately following the effective time, and holders of shares of Keane common stock as of immediately prior to the effective time will hold, in the aggregate, approximately 50% of the issued and outstanding shares of common stock of the combined company (based on fully diluted shares outstanding of the combined company) immediately following the effective time.
The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, approval by the stockholders of Keane of the issuance of shares of Keane common stock and approval by the stockholders of C&J of the Merger Agreement, as well as the expiration or earlier termination of any applicable waiting period, and the receipt of certain regulatory approvals, including those under domestic antitrust and competition laws, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In connection with the Merger, Keane

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

and C&J each filed a Notification and Report Form under the HSR Act with the U.S. Federal Trade Commission and the DOJ on June 28, 2019. On July 18, 2019, the companies received notification of early termination of the waiting period under the HSR Act.
In accordance with the terms of the Merger Agreement, Keane Investor Holdings LLC ("Keane Investor"), which beneficially owns 51,668,175 shares of Keane common stock, has entered into a Support Agreement and Irrevocable Proxy (the "Support Agreement"), dated June 16, 2019, by and among Keane Investor, Cerberus Capital Management, L.P. ("Cerberus"), an affiliate of Keane Investor, and C&J. The Support Agreement places certain restrictions on the transfer of the shares of Keane held by Keane Investor and Cerberus, including, subject to certain exceptions, that for the period commencing at the effective time and continuing for forty-five days thereafter, Keane Investor and Cerberus shall not sell, transfer, assign, pledge, encumber or otherwise dispose of, directly or indirectly, their shares of Keane common stock or any other securities convertible into or exchangeable for Keane common stock. In addition, the Support Agreement includes covenants that, with limited exceptions, require Keane Investor (which owns approximately 49.2% of the outstanding shares of Keane common stock) to vote its shares in favor of the share issuance to C&J stockholders and against actions that may impair or impede the transactions contemplated by the Merger Agreement.
Keane has agreed to operate its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the proposed Merger, subject to specific exceptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on operations, as set forth in the Merger Agreement.
Accounting for Merger with C&J
The initial allocation of preliminary consideration to tangible and intangible assets acquired and liabilities assumed was based on management's preliminary estimate of their respective fair values as of March 31, 2019, are not considered final, and may differ materially from the final amounts. The final allocation of consideration to tangible and intangible assets acquired and liabilities assumed will be completed subsequent to the closing of the Merger, currently expected in the fourth quarter 2019, in accordance with ASC 805, Business Combinations.
GAAP requires that one of the two companies in the Merger be designated as the acquirer for accounting purposes based on the evidence available. In identifying Keane as the acquiring entity for accounting purposes, the companies took into account which entity is issuing its equity interests, the existence of a large minority interest, the intended corporate governance structure of the combined company, and the intended senior management of the combined company. No single factor was the sole determinant in the overall conclusion that Keane is the accounting acquirer; rather, all factors were considered in arriving at the conclusion. The final determination of the accounting acquirer will be made on the closing date of the Merger. While not expected, such final determination may differ from the description above if facts or circumstances change.
Keane, as the accounting acquirer, will account for the transaction by using Keane historical information and accounting policies and adding the assets and liabilities of C&J as of the closing date at their respective estimated fair values.
Preliminary Consideration
The initial allocation of the preliminary consideration is approximately $689.6 million, consisting of (i) equity consideration in the form of Keane shares issued to C&J stockholders with a preliminary estimate of $683.9 million and (ii) replacement share based compensation awards attributable to pre-Merger services with a preliminary value of $5.7 million.
The preliminary estimate of the consideration does not purport to represent the actual value of the total consideration that will be received by the C&J stockholders when the Merger is completed. The fair value of the equity securities comprising the consideration will be measured on the closing date of the Merger at the then-current market price per share of Keane common stock. This requirement will likely result in a difference from the $6.50 per share as of July 3, 2019, assumed in the calculation, and that difference may be material.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

(4)    Inventories, net
Inventories, net, consisted of the following as of June 30, 2019 and December 31, 2018:

	(Thousands of Dollars)
	June 30, 2019	December 31, 2018
Sand, including freight	$8,414	$14,697
Chemicals and consumables	4,314	6,250
Materials and supplies	13,892	14,722
Total inventory, net	$26,620	$35,669

Inventories are reported net of obsolescence reserves of $1.4 million and $1.0 million as of June 30, 2019 and December 31, 2018, respectively. The Company recognized $0.1 million and nil of obsolescence expense during the three months ended June 30, 2019 and 2018, respectively. The Company recognized $0.4 million, each, of obsolescence expense during the six months ended June 30, 2019 and 2018, respectively.
(5)    Property and Equipment, net
Property and Equipment, net consisted of the following as of June 30, 2019 and December 31, 2018:

	(Thousands of Dollars)
	June 30, 2019	December 31, 2018
Land	$6,716	$4,771
Building and leasehold improvements	32,147	32,134
Office furniture, fixtures and equipment	8,035	7,691
Machinery and equipment	1,037,490	1,041,212
	1,084,388	1,085,808
Less accumulated depreciation	(618,708)	(562,813)
Construction in progress	4,586	8,324
Total property and equipment, net	$470,266	$531,319

Three and six months ended June 30, 2019
All (gains) and losses are presented within (gain) loss on disposal of assets in the unaudited condensed consolidated statements of operations and comprehensive loss. The following describes by segment the total (gains) losses recognized on the disposal of certain assets of $0.3 million net gain and $0.2 million net loss for the three and six months ended June 30, 2019, respectively:

•
During the three and six months ended June 30, 2019, the Company recognized a net loss of $2.4 million and $5.7 million, respectively, primarily relating to early disposals of various hydraulic fracturing pump components and iron within the Completion Services segment, offset primarily by salvage value on cores from end of life transmissions.

•
During the three and six months ended June 30, 2019, the Company recognized a net gain of $2.5 million and $4.9 million, respectively, within the Completions Services segment, related to the divestiture of various hydraulic fracturing equipment. The sales proceeds for these divestitures were $6.5 million and $10.6 million, respectively.

•
During the three and six months ended June 30, 2019, the Company recognized a net gain of $0.2 million and $0.6 million primarily related to divesting trailers, vehicles and other various immaterial assets within the Corporate and Others business segment.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

Three and six months ended June 30, 2018
The following describes by segment the total (gains) losses recognized on the disposal of certain assets of $3.3 million and $4.1 million for the three and six months ended June 30, 2018:

•
During the three months ended June 30, 2018, the Company recognized a loss of $2.7 million relating to the sale of its field operations facility in Mathis, Texas within the Corporate and Others business segment.

•
During the three and six months ended June 30, 2018, the Company divested of various immaterial assets for a net loss of $0.6 million and $1.4 million, respectively. These assets primarily consisted of hydraulic fracturing pump components within the Completion Services segment.

(6) Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the three months ended June 30, 2019 and 2018, sales to Completion Services customers represented 98% and 99% of the Company's consolidated revenue, respectively. During the three months ended June 30, 2019 and 2018, sales to Completion Services customers represented 99% and 100% of the Company's consolidated gross profit. During the six months ended June 30, 2019 and 2018, sales to Completion Services customers represented 98% and 99% of the Company's consolidated revenue, respectively. During the six months ended June 30, 2019 and 2018, sales to Completion Services customers represented 100% and 100% of the Company's consolidated gross profit, respectively.
The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected oil and natural gas prices. The U.S. energy industry experienced a significant downturn in the second half of 2014 through early 2016, driven primarily by global oversupply and a decline in commodity prices. From early 2016 through late 2018, the U.S. generally experienced some recovery in commodity prices and drilling and completion activity. Over this time frame, the U.S. active rig count increased from a trough of 404 rigs in May 2016 to a peak of 1,083 rigs in December 2018, driving significant demand for the Company's completion services.
Even though West Texas Intermediate crude oil prices have improved from the low of $42.53 per barrel in late-December 2018 to $59.30 as of July 15, 2019. Supply and demand for completion services remains challenged, resulting in adverse pricing, utilization impacts and ongoing commodity price volatility. More recently, the increased focus on electric hydraulic fracturing or other advanced technological fleets, impacting demands on conventional fracturing technology, has led to growing oversupply and capital investment concerns.
In response to these ongoing pressures, Keane's continued success is attributable primarily to the Company's high level of efficiency achieved at the wellsite, as well as its high-quality customer base and dedicated contract model, which provides visibility to a baseload of activity for 2019.

For the three months ended June 30, 2019 revenue from the Company's top four customers individually represented 10% or more and collectively represented 67% of the Company's consolidated revenue. For the three months ended June 30, 2018, revenue from the Company's top four customers individually represented 10% or more and collectively represented 54% of the Company's consolidated revenue. For the six months ended June 30, 2019, revenue from each of the Company's top four customers individually represented 10% or more and collectively represented 60% of the Company's consolidated revenue. For the six months ended June 30, 2018, revenue from each of the Company's top four customers individually represented 10% or more and collectively represented 50% of the Company's consolidated revenue. Revenue is earned from each of these customers within the Completion Services segment.
For the three and six months ended June 30, 2019, purchases from one supplier represented approximately 5% to 10% of the Company's overall purchases, and for the three and six months ended June 30, 2018, two suppliers represented approximately 5% to 10% of the Company's overall purchases. The costs for each of these suppliers were incurred within the Completion Services segment.
(7) Derivatives
The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On May 25, 2018, the Company, and certain subsidiaries of the Company as guarantors, entered into a term loan facility (the "2018 Term Loan Facility") with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

collateral agent. The 2018 Term Loan Facility has an initial aggregate principal amount of $350 million and proceeds were used to repay the Company's pre-existing 2017 term loan facility. The 2018 Term Loan Facility has a variable interest rate based on the London Interbank Offer Rate ("LIBOR"), subject to a 1.0% floor. As a result of this transaction, the Company desired to hedge additional notional amounts to continue to hedge approximately 50% of its expected LIBOR exposure and to extend the terms of its swaps to align with the 2018 Term Loan Facility.
On June 22, 2018, the Company unwound its existing interest rate swaps and received $3.2 million in proceeds. The Company used the $3.2 million of proceeds to execute a new off-market interest rate swap. Under the terms of the new interest rate swap, the Company receives 1-month LIBOR, subject to a 1% floor, and makes payments based on a fixed rate of 2.625%. The new interest rate swap is effective through March 31, 2025 and has a notional amount of $175 million. The new interest rate swap was designated in a new cash flow hedge relationship.
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
The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of June 30, 2019:
Other current liability	(1,309)	—	(1,309)	—	(1,309)
Other noncurrent liability	(5,414)	—	(5,414)	—	(5,414)
As of December 31, 2018:
Other current liability	(129)	—	(129)	—	(129)
Other noncurrent liability	(169)	—	(169)	—	(169)

(1)
The Company's agreement with its financial trading counterparty allows for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreement.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Location
Amount of gain (loss) recognized in total other comprehensive loss on derivative	$(3,682)	$99	$(6,544)	$2,310	OCI
Amount of gain reclassified from accumulated other comprehensive loss into earnings	196	239	444	310	Interest Expense

The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of June 30, 2019, $0.8 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of June 30, 2019, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of June 30, 2019 and December 31, 2018, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of June 30, 2019 and December 31, 2018, the one financial instrument measured by the Company at fair value on a recurring basis was its interest rate derivative.
The fair market value of the derivative financial instrument reflected on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands of dollars):

		Fair value measurements at reporting date using
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivative	(6,723)	—	(6,723)	—

		Fair value measurements at reporting date using
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivative	(298)	—	(298)	—

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
During the six months ended June 30, 2019 and 2018, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $117.1 million and $80.2 million as of June 30, 2019 and December 31, 2018, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of June 30, 2019, trade receivables from five customers individually represented 10% or more and collectively represented 56% of the Company's total accounts receivable. As of December 31, 2018, trade receivables from three customers individually represented 10% or more and collectively represented 49% of the Company's total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of June 30, 2019 and December 31, 2018, the Company had $0.9 million and $0.5 million in allowance for doubtful accounts, respectively, based on specific identification. The Company wrote-off $0.3 million and $0.5 million of bad debts during the three and six months ended June 30, 2019, but did not write-off of any bad debts during the six months ended June 30, 2018.
(9) Stock-Based Compensation
As of June 30, 2019, the Company has four types of stock-based compensation under the Equity and Incentive Award Plan (the "Plan"): (i) restricted stock awards issued to independent directors, (ii) time-based restricted stock units awards, (iii) performance-based restricted stock unit awards ("performance-based RSUs") and (iv) non-qualified stock options. RSUs and non-qualified stock options are issued to executive officers and other key management personnel. The Company has reserved 11,934,601 shares of its common stock for awards that may be issued under the Plan.
The following table summarizes stock-based compensation costs for the three months ended June 30, 2019 and 2018 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred stock awards	$—	$1,070	$—	$2,140
Restricted stock awards	381	90	621	180
Restricted stock time-based unit awards	4,171	2,240	7,224	3,756
Non-qualified stock options	675	630	1,355	1,037
Restricted stock performance-based unit awards	410	—	437	—
Equity-based compensation cost	$5,637	$4,030	$9,637	$7,113
Tax Benefit	(1,360)	(973)	(2,341)	(1,713)
Equity-based compensation cost, net of tax	$4,277	$3,057	$7,296	$5,400

Performance-based RSU awards
Effective March 25, 2019, the Company issued 327,401 of performance-based RSUs to four executive officers under the Plan, which were fair valued at $3.6 million using a Monte Carlo simulation method. 163,700 of these performance-based RSUs vest at December 31, 2020 (the "two-year performance-based RSUs"), while the remaining 163,701 of these performance-based RSUs vest at December 31, 2021 (the "three-year performance-based RSUs"). Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period, which extends from January 1, 2019 to December 31, 2020 for the two-year performance-based RSUs and January 1, 2019 to December 31, 2021 for the three-year performance-based RSUs. The number of shares that may be earned at the end of the vesting period ranges from 25% to 200% of the target award amount, if the threshold performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of June 30, 2019, total unamortized compensation cost related to unvested performance-based RSUs was $3.1 million, which the Company expects to recognize over the weighted-average period of 2.01 years.
(10) Earnings per Share
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
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(4,981)	$30,667	$(26,787)	$22,424

Denominator:
Basic weighted-average common shares outstanding(1)	104,837	111,319	104,631	111,663
Dilutive effect of restricted stock awards granted to Board of Directors	29	58	35	57
Dilutive effect of time-based restricted stock awards granted under the Plan	15	166	158	159
Dilutive effect of performance-based restricted stock awards granted under the Plan	327	—	327	—
Diluted weighted-average common shares outstanding(1)	105,208	111,543	105,151	111,879

(1)
As a result of the net loss incurred by the Company for the three and six months ended June 30, 2019, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

(11) Leases
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
The components of the Company's lease costs are as follows:

	(Thousands of Dollars)
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$6,593	$13,226
Finance lease cost:
Amortization of right-of-use assets	855	1,704
Interest on lease liabilities	136	356
Total finance lease cost	991	2,060
Short-term lease cost	96	286
Variable lease cost(1)	3,448	8,911
Sublease income	(33)	(61)
Total lease cost	$11,095	$24,422
(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$13,081
Operating cash flows from finance leases	293
Financing cash flows from finance leases	2,553
Weighted average remaining lease terms are as follows:

Six Months Ended June 30,
2019
Operating leases	5.00 years
Finance leases	2.58 years

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

Weighted average discount rate on the Company's lease liabilities are as followsfour

Six Months Ended June 30,
2019
Operating leases	6.57%
Finance leases	5.79%

Maturities of the Company's lease liabilities as of June 30, 2019, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2019	$11,814	$3,270
2020	18,564	3,164
2021	5,598	2,892
2022	4,281	1,395
2023	2,838	165
Thereafter	12,492	—
Total undiscounted remaining minimum lease payments	55,587	10,886
Less imputed interest	(9,384)	(818)
Total discounted remaining minimum lease payments	$46,203	$10,068

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

The Company did not make any lease reassessments or modifications nor did it recognize any gains or losses on sale-leaseback transactions during the three and six months ended June 30, 2019.
As of June 30, 2019, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.
(12) Commitments and Contingencies
As of June 30, 2019 and December 31, 2018, the Company had $1.1 million and $4.2 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $28.4 million and $43.6 million, as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, the Company had committed $4.9 million to research and development with its equity-method investee, that is expected to generate economic benefits in 2019.
As of June 30, 2019 and December 31, 2018, the Company had issued letters of credit of $2.8 million and $2.5 million, respectively, under the Company's asset-based revolving credit facility obtained on February 17, 2017, as amended on December 22, 2017, which secured performance obligations related to the Company's capital lease with CIT Finance LLC and the Company's casualty insurance policy.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $32.6 million and $38.0 million amounts of proppant under its take-or-pay agreements during the three months ended June 30, 2019 and 2018, respectively. The Company purchased $50.7 million and $74.6 million amounts of proppant under it take-or-pay agreements during the six months ended June 30, 2019 and 2018, respectively.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of June 30, 2019 are listed below:

(Thousands of Dollars)
2019	$18,369
2020	29,053
2021	14,925
2022	9,300
2023	1,600
$73,247

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
In November 2017, the Company was served with two class or collective action claims, captioned Omar Castro v. Keane and Vu Tran v. Keane, both alleging that the Company failed to pay a Texas class of workers an appropriate overtime rate in compliance with the Fair Labor Standards Acts and state laws. These two claims were consolidated on January 30, 2018 and captioned Vu Tran, et al. v. Keane. After the Company substantially completed its discovery, the Company recognized an estimated liability in the third quarter of 2018, as the occurrence of a loss was probable and reasonably estimable. In the first quarter of 2019, the parties agreed to settle this consolidated claim for $1.0 million. In the second quarter of 2019, the settlement payments were submitted for a total of $0.9 million and the matter is no longer open.
In June 2016, the Company filed suit for declaratory judgment against Ceramifrac Proppants, LLC ("Ceramifrac"), captioned Keane Frac ND, LLC & Keane Group Holdings, LLC v. Ceramifrac Proppants, LLC, contending that the Company had no obligations to pay for ceramic proppant for which the Company was billed for in 2015, but of which it never took possession. The Company contended it never agreed to purchase the product in question. The case went to jury trial on March 19, 2019, and upon conclusion of the trial, the jury rendered an adverse verdict resulting in a judgment awarding Ceramifrac $4.1 million in damages. In the first quarter of 2019, the Company recognized an estimated liability of $4.1 million. During the second quarter of 2019, the parties settled for $3.8 million, which was subsequently paid in early July 2019, and the case is now closed.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

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
Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac TX, LLC's direct payment sales tax for the periods of January 2014 through May 2017. The audit is ongoing; however, the Company anticipated and recorded an estimate for a potential assessment of approximately $3.2 million during the first quarter of 2019. Subsequently, the Company made a $2.1 million prepayment in June 2019. These amounts are recorded in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss.
(13) Related Party Transactions
Cerberus Operations and Advisory Company and Cerberus Capital Management, L.P., affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $1.1 million and $0.2 million during the three months ended June 30, 2019 and 2018, respectively, for these services. The Company paid $1.5 million and $0.2 million during the six months ended June 30, 2019 and 2018, respectively, for these services.
In connection with the Company's research and development initiatives, the Company has engaged in transactions with its equity-method investee. As of June 30, 2019, the Company has purchased $1.7 million of shares in its equity-method investee.
(14) Business Segments
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

	(Thousands of Dollars)
	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operations by business segment
Revenue:
Completion Services	$420,363	$569,929	$832,338	$1,077,380
Other Services	7,370	8,604	17,049	14,169
Total revenue	$427,733	$578,533	$849,387	$1,091,549
Gross profit:
Completion Services	$102,131	$131,245	$187,436	$241,632
Other Services	1,099	(397)	(198)	(1,176)
Total gross profit	$103,230	$130,848	$187,238	$240,456

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

Operating income (loss):
Completion Services	$36,857	$75,694	$54,824	$129,959
Other Services	468	(1,716)	(1,702)	(3,893)
Corporate and Other	(36,222)	(29,946)	(67,904)	(67,130)
Total operating income (loss)	$1,103	$44,032	$(14,782)	$58,936
Depreciation and amortization:
Completion Services	$65,672	$54,618	$132,419	$109,798
Other Services	631	1,319	1,504	2,717
Corporate and Other	3,583	3,467	7,439	6,940
Total depreciation and amortization	$69,886	$59,404	$141,362	$119,455
(Gain) loss on disposal of assets
Completion Services	$(398)	$933	$193	$1,875
Other Services	—	—	—	—
Corporate and Other	68	2,354	(42)	2,181
Total (gain) loss on disposal of assets	$(330)	$3,287	$151	$4,056
Exit costs:
Corporate and Other	$—	$(171)	$—	$(153)
Total exit costs	$—	$(171)	$—	$(153)
Income tax provision:
Corporate and Other	$(564)	$936	$(1,538)	$(2,232)
Total income tax:	(564)	$936	$(1,538)	$(2,232)
Net income (loss):
Completion Services	$36,856	$75,694	$54,823	$129,959
Other Services	468	(1,716)	(1,702)	(3,893)
Corporate and Other	(42,305)	(43,311)	(79,908)	(103,642)
Total net income (loss)	$(4,981)	$30,667	$(26,787)	$22,424
Capital expenditures(1):
Completion Services	$51,680	$95,865	$99,699	$143,761
Other Services	—	1,497	646	1,544
Corporate and Other	1,990	569	3,330	886
Total capital expenditures	$53,670	$97,931	$103,675	$146,191

(1)	Excludes expenditures for leasehold improvements and finance leases.

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	June 30, 2019	December 31, 2018
Total assets by segment:
Completion Services	$859,126	$894,467
Other Services	16,689	20,974
Corporate and Other	189,022	139,138
Total assets	$1,064,837	$1,054,579

Total assets by geography:
United States	$1,064,837	$1,054,550
Canada	—	29
Total assets	$1,064,837	$1,054,579

Goodwill by segment:
Completion Services	$132,524	$132,524
Total goodwill	$132,524	$132,524

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

(15) New Accounting Pronouncements
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

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
(b) Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses," which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, "Financial Instruments-Credit Losses-Measured at Amortized Cost," and should be accounted for in accordance with ASC 842. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarified certain amendments related to ASU 2016-13. The Company is currently in the process of evaluating the impact the adoption of these standards will have on its consolidated financial statements.
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

KEANE GROUP, INC. AND SUBSIDIARIES
Condensed Notes to the Unaudited Condensed Consolidated Financial Statements

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
In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments- Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarifies certain aspects of the amendments in ASU 2016-01, 2016-13, and 2017-12. The Company has determined that only the clarifications related to ASU 2016-13 applies to it, as the Company does not currently have or anticipate to have fair value hedging. ASC 2019-04 is effective for annual periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief," which clarifies certain aspects of the amendments in ASU 2016-13, ASC 2019-05 is effective for annual periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Keane Group, Inc.'s (the "Company", "Keane", "we" or "our") financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We provide our services in conjunction with onshore well development, including stimulation operations on existing wells, to well-capitalized oil and gas exploration and production ("E&P") customers, with some of the highest quality and safety standards in the industry and long-term development programs that enable us to maximize operational efficiencies and the return on our assets. We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and engineering center, which is located in The Woodlands, Texas, provides us with the ability to supplement our service offerings with engineered solutions specifically tailored to address customers' completion requirements and unique challenges.
We are organized into two reportable segments, consisting of Completion Services, which includes our hydraulic fracturing, wireline divisions and ancillary services; and Other Services, which exclusively includes our cementing division. We evaluate the performance of these segments based on equipment utilization, revenue, segment gross profit and gross margin. Segment gross profit is a key metric that we use to evaluate segment operating performance and to determine resource allocation between segments. We define segment gross profit as segment revenue less segment direct and indirect cost of services, excluding depreciation and amortization. Additionally, our operations management make rapid and informed decisions, such as price adjustments that offset commodity movements and align with market rates, decisions to strategically deploy our existing and new fleets and real-time supply chain management decisions, by utilizing top line revenue, together with individual direct and indirect costs on a per stage and per fleet basis.
Merger with C&J
On June 16, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with C&J Energy Services, Inc. ("C&J") and King Merger Sub Corp. ("Merger Sub").
The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (a) Merger Sub will merge with and into C&J (the "Merger"), with C&J surviving and continuing as the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Keane, and (b) at the effective time of the Merger, each share of common stock, par value $0.01 per share, of Merger Sub issued and outstanding immediately before the effective time shall be converted into and become one validly issued, fully paid and non-assessable share of common stock, par value $0.01 per share, of the surviving corporation and each outstanding share of common stock of C&J (other than shares beneficially owned by C&J) will be converted into the right to receive 1.6149 shares of common stock of Keane, plus cash in lieu of any fractional shares that otherwise would have been issued. Immediately following the effective time, C&J shall be merged with and into King Merger Sub II LLC ("LLC Sub"), with LLC Sub continuing as the surviving entity as a direct, wholly-owned subsidiary of Keane.
At the effective time, Keane will be renamed and Keane common stock, including the shares to be issued in the Merger, will be listed on the New York Stock Exchange under a new ticker symbol. C&J and Keane estimate that holders of C&J common stock as of immediately prior to the effective time will hold, in the aggregate, approximately 50% of the issued and outstanding shares of common stock of the combined company (based on fully diluted shares outstanding of the combined company) immediately following the effective time, and holders of shares of Keane common stock as of immediately prior to the effective time will hold, in the aggregate, approximately 50% of the issued and outstanding shares of common stock of the combined company (based on fully diluted shares outstanding of the combined company) immediately following the effective time.
The consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including, among others, approval by the stockholders of Keane of the issuance of shares of Keane common stock and approval by the stockholders of C&J of the Merger Agreement, as well as the expiration or earlier termination of any applicable waiting period, and the receipt of certain regulatory approvals, including those under domestic antitrust and competition laws, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). In connection with the Merger, Keane and C&J each filed a Notification and Report Form under the HSR Act with the U.S. Federal Trade Commission and the DOJ on June 28, 2019.  On July 18, 2019, the companies received notification of early termination of the waiting period under the HSR Act.
In accordance with the terms of the Merger Agreement, Keane Investor Holdings LLC ("Keane Investor"), which beneficially owns 51,668,175 shares of Keane common stock, has entered into a Support Agreement and Irrevocable Proxy (the "Support Agreement"), dated June 16, 2019, by and among Keane Investor, Cerberus Capital Management, L.P. ("Cerberus"), an affiliate of Keane Investor, and C&J. The Support Agreement places certain restrictions on the transfer of the shares of Keane held by Keane Investor and Cerberus, including, subject to certain exceptions, that for the period commencing at the effective time and continuing for forty-five days thereafter, Keane Investor and Cerberus shall not sell, transfer, assign, pledge, encumber or otherwise dispose of, directly or indirectly, their shares of Keane common stock or any other securities convertible into or exchangeable for Keane common stock. In addition, the Support Agreement includes covenants that, with limited exceptions, require Keane Investor (which owns approximately 49.2% of the outstanding shares of Keane common stock) to vote its shares in favor of the share issuance to C&J stockholders and against actions that may impair or impede the transactions contemplated by the Merger Agreement.
We filed a Registration Statement on Form S-4 (File No. 333-232662) with the SEC on July 16, 2019. We have agreed to operate our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the proposed Merger, subject to specific exceptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on operations, as set forth in the Merger Agreement.

Financial results
Revenue for the three months ended June 30, 2019 and 2018 was $427.7 million and $578.5 million, respectively. Revenue for the six months ended June 30, 2019 and 2018 was $849.4 million and $1.1 billion, respectively. The net decline in each comparative period was driven primarily by a decrease in rig count, fleet utilization, combined with pricing pressures from macroeconomic market conditions. This decrease in utilization was primarily from our customers shifting their focus to capital discipline through reduced activity levels and pricing. Despite pricing pressures, we retained our core customer base by aligning with high quality and efficient customers under dedicated agreements. Offsetting these declines increase in operational performance, with higher pumping times.
Gross profit for the three months ended June 30, 2019 and 2018 was $103.2 million and $130.8 million, respectively. Gross profit for the six months ended June 30, 2019 and 2018 was $187.2 million and $240.5 million, respectively. Gross profit drivers for 2019 had a favorable impact on operating margins, driven by deflation in key input costs. Consistent with our efforts to maintain and grow the supply of our key commodities and skilled workforce, as influenced by market demand, we continued to secure key contracts with suppliers, as well as position labor rates to facilitate retaining skilled employees and attracting new talent.
We reported net loss of $5.0 million, or $0.05 per basic and diluted share during the three months ended June 30, 2019, compared to net income of $30.7 million or $0.28 and $0.27, per basic and diluted share, respectively, during the three months ended June 30, 2018. We reported net loss of $26.8 million, or $0.26 per basic and diluted share during the six months ended June 30, 2019, compared to net income of $22.4 million or $0.20 per basic and diluted share, during the six months ended June 30, 2018. The following tables reconcile net income to Adjusted EBITDA, including management adjustments for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net Income (loss)	36,856	468	(42,305)	(4,981)
Interest expense, net	—	—	5,477	5,477
Income tax expense	—	—	564	564
Depreciation and amortization	65,672	631	3,583	69,886
EBITDA	102,528	1,099	(32,681)	70,946
Plus Management Adjustments:
Acquisition, integration and expansion	—	—	6,108	6,108
Non-cash stock compensation (1)	—	—	5,637	5,637
Other(2)	—	—	(326)	(326)
Adjusted EBITDA	102,528	1,099	(21,262)	82,364
Selling, general and administrative	—	—	32,571	32,571
(Gain) loss on disposal of assets	(398)	—	68	(330)
Other expense	—	—	43	43
Less Management Adjustments not associated with cost of services	—	—	(11,419)	(11,419)
Adjusted gross profit	102,130	1,099	—	103,229

(1)
Represents non-cash amortization of equity awards issued under Keane Group, Inc.'s Equity and Incentive Award Plan (the "Plan"). According to the Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses.

(2)	Represents legal contingencies, which are recorded in selling, general and administrative expenses.

	Six Months Ended June 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net Income (loss)	54,823	(1,702)	(79,908)	(26,787)
Interest expense, net	—	—	10,872	10,872
Income tax expense	—	—	1,538	1,538
Depreciation and amortization	132,419	1,504	7,439	141,362
EBITDA	187,242	(198)	(60,059)	126,985
Plus Management Adjustments:
Acquisition, integration and expansion	—	—	6,108	6,108
Non-cash stock compensation (1)	—	—	9,610	9,610
Other(2)	—	—	3,794	3,794
Adjusted EBITDA	187,242	(198)	(40,547)	146,497
Selling, general and administrative	—	—	60,507	60,507
(Gain) loss on disposal of assets	193	—	(42)	151
Other expense	—	—	(405)	(405)
Less Management Adjustments not associated with cost of services	—	—	(19,513)	(19,513)
Adjusted gross profit (loss)	187,435	(198)	—	187,237

(1)
Represents non-cash amortization of equity awards issued under the Plan. According to the Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses.

(2)	Represents legal contingencies, which are recorded in selling, general and administrative expenses.

Financial markets, liquidity, and capital resources
As of June 30, 2019, we had a cash balance of approximately $117.1 million. We also had $173.5 million available under our asset-based revolving credit facility as of June 30, 2019, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including capital expenditures and working capital investments.
For additional information on market conditions and our liquidity and capital resources, see "Liquidity and Capital Resources."
Current highlights
Safety

•	We achieved a rolling 12 month average total recordable incident rate of 0.36 during the second quarter of 2019, which remains substantially less than the industry average.
Strategic Initiatives and Opportunities

•
On June 17, 2019, Keane announced plans to merge with C&J in a transaction that will create one of the largest U.S. well completion services companies. The transaction remains on target to close in the fourth quarter of 2019.

Customer Partnerships

•
During the second quarter of 2019, Keane converted one spot hydraulic fracturing fleet to a dedicated agreement with a major operator in the Permian Basin, expanding our portfolio of blue chip customers under dedicated agreements. We remain focused on partnering with highly efficient customers with shared values.

Technology

•
Keane is advancing on its strategy of driving efficiency and enhancing safety through our multi-pronged approach to surface, digital and downhole technologies. In close collaboration with our customers and industry partners, Keane continues to invest in the development and deployment of a range of new technologies across integrated completions. Our focus on innovation is contributing to tangible results, as evidenced by increased pumping hours per fleet, reduction in non-productive time and cost savings during the second quarter of 2019.

Efficiency

•
Keane achieved record pump times during the second quarter of 2019, driven by execution, deployment of technology, and improvements in the frac calendar. Efficiency remains a key differentiator and why customers choose to partner with Keane.

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
Since the beginning of 2019, West Texas Intermediate crude oil prices have improved from a low of $42.53 per barrel in late-December 2018 to $59.30 barrel as of July 15, 2019. Improved crude oil prices, combined with budget resets and the alleviation of seasonal and other temporary headwinds resulted in a stabilization in pricing for completion services. Effectively managing these external factors impacting the industry, Keane has performed well, achieving improving efficiencies and financial performance during the first two quarters of 2019.
Currently, completions activity and commodity prices remain dynamic, with many operators focused on capital discipline. We currently believe we have good visibility into continued strength in activity for the third quarter of 2019, and are carrying momentum into the back half of 2019. As of June 30, 2019, we have 23 fleets deployed, with most of them committed through at least 2019. Market dynamics can be quick to develop, particularly during the latter part of the year, including budget exhaustion and other seasonal factors. Keane is focused on remaining close to its customers, and will remain responsive to market conditions. However, to date, Keane has not received indication of any planned slowdown in activity from customers.

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

	Three Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$420,363	$569,929	98%	99%	$(149,566)	(26%)
Other Services	7,370	8,604	2%	1%	(1,234)	(14%)
Revenue	427,733	578,533	100%	100%	(150,800)	(26%)
Completion Services	318,232	438,684	74%	76%	(120,452)	(27%)
Other Services	6,271	9,001	1%	2%	(2,730)	(30%)
Costs of services (excluding depreciation and amortization, shown separately)	324,503	447,685	76%	77%	(123,182)	(28%)
Completion Services	102,131	131,245	24%	23%	(29,114)	(22%)
Other Services	1,099	(397)	0%	0%	1,496	(377%)
Gross profit	103,230	130,848	24%	23%	(27,618)	(21%)
Depreciation and amortization	69,886	59,404	16%	10%	10,482	18%
Selling, general and administrative expenses	32,571	24,125	8%	4%	8,446	35%
(Gain) loss on disposal of assets	(330)	3,287	0%	1%	(3,617)	(110%)
Operating income	1,103	44,032	0%	8%	(42,929)	(97%)
Other income (expenses), net	(43)	16	0%	0%	(59)	(369%)
Interest expense	(5,477)	(14,317)	(1%)	(2%)	8,840	(62%)
Total other expenses	(5,520)	(14,301)	(1%)	(2%)	8,781	(61%)
Income tax expense	(564)	936	0%	0%	(1,500)	(160%)
Net income (loss)	$(4,981)	$30,667	(1%)	5%	$(35,648)	(116%)

Gross Profit:     Gross profit during the three months ended June 30, 2019 decreased by $27.6 million, or 21%, to $103.2 million from $130.8 million during the three months ended June 30, 2018. This change in gross profit by reportable segment is discussed below.
Completion Services:     Gross profit for Completion Services decreased by $29.1 million, or 22%, to $102.1 million during the three months ended June 30, 2019 from $131.2 million during the three months ended June 30, 2018. Gross profit for Completion Services decreased primarily related to a decrease in our fully utilized fleet year over year and pricing pressures from market conditions.
Other Services:     Gross profit for Other Services increased by $1.5 million, or 377%, to $1.1 million during the three months ended June 30, 2019 from $(0.4) million during the three months ended June 30, 2018. Gross profit for Other Services was driven by strong execution, in addition to our decision in the first quarter of 2019 to idle activity in one of our operating regions.

Equipment Utilization:     Depreciation and amortization expense as a percentage of revenues was 16% and 10% during the three months ended June 30, 2019 and 2018, respectively. Loss on disposal of assets decreased by $3.6 million, or 110%, to a gain of $0.3 million during the three months ended June 30, 2019 from a loss of $3.3 million during the three months ended June 30, 2018. The change in depreciation and amortization was primarily related to additional equipment purchases from an acquisition in late 2018, maintenance spend for fleet readiness, and other equipment used for enhancing safety and efficiency through our multi-faceted approach of surface, digital and downhole technologies. The decrease in loss is primarily related to loss generated in the second quarter of 2018 as a result of the Mathis facility sale for $2.7 million, combined with gains generated on the sale of tractors in second quarter of 2019.
Selling, general and administrative expense:     Selling, general and administrative ("SG&A") expense as a percentage of revenues was 8% and 4% during the three months ended June 30, 2019 and 2018. SG&A includes certain one-time items such as $5.6 million of non-cash stock compensation expense and $6.1 million of transaction costs related to the Merger, offset by $0.3 million related to final adjustments related to prior legal matter.
Effective tax rate:     Our effective tax rate on continuing operations for the three months ended June 30, 2019 was 12.77%.  The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes and change in valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will not utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets, state tax deferred liabilities and current state income taxes.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$832,338	$1,077,380	98%	99%	$(245,042)	(23%)
Other Services	17,049	14,169	2%	1%	2,880	20%
Revenue	849,387	1,091,549	100%	100%	(242,162)	(22%)
Completion Services	644,903	835,748	76%	77%	(190,845)	(23%)
Other Services	17,246	15,345	2%	1%	1,901	12%
Costs of services (excluding depreciation and amortization, shown separately)	662,149	851,093	78%	78%	(188,944)	(22%)
Completion Services	187,436	241,632	22%	22%	(54,196)	(22%)
Other Services	(198)	(1,176)	0%	0%	978	(83%)
Gross profit	187,238	240,456	22%	22%	(53,218)	(22%)
Depreciation and amortization	141,362	119,455	17%	11%	21,907	18%
Selling, general and administrative expenses	60,507	58,009	7%	5%	2,498	4%
Loss on disposal of assets	151	4,056	0%	0%	(3,905)	(96%)
Operating income (loss)	(14,782)	58,937	(2%)	5%	(73,719)	(125%)
Other income (expenses), net	405	(12,973)	0%	(1%)	13,378	(103%)
Interest expense	(10,872)	(21,307)	(1%)	(2%)	10,435	(49%)
Total other expenses	(10,467)	(34,280)	(1%)	(3%)	23,813	(69%)
Income tax expense	(1,538)	(2,232)	0%	0%	694	(31%)
Net income (loss)	$(26,787)	$22,424	(3%)	2%	$(49,211)	(219%)

Gross Profit:     Gross profit during the six months ended June 30, 2019 decreased by $53.2 million, or 22%, to $187.2 million from $240.5 million during the six months ended June 30, 2018. This change in gross profit by reportable segment is discussed below.
Completion Services:     Gross profit for Completion Services decreased by $54.2 million, or 22%, to $187.4 million during the six months ended June 30, 2019 from $241.6 million during the six months ended June 30, 2018. Gross profit for Completion Services decreased primarily related to a decrease in our fully utilized fleet year over year and pricing pressures from market conditions.
Other Services:     Gross profit for Other Services increased by $1.0 million, or 83%, to $0.2 million during the six months ended June 30, 2019 from $(1.2) million during the six months ended June 30, 2018. Gross profit for Other Services was driven by strong execution, in addition to our decision in the first quarter of 2019 to idle activity in one of our operating regions.
Equipment Utilization:     Depreciation and amortization expense as a percentage of revenues was 17% and 11% during the six months ended June 30, 2019 and 2018, respectively. Loss on disposal of assets decreased by $3.9 million, or 96%, to a loss of $0.2 million during the six months ended June 30, 2019 from a loss of $4.1 million during the six months ended June 30, 2018. The change in depreciation and amortization was primarily related to additional equipment purchases from an acquisition in late 2018, maintenance spend for fleet readiness, and other equipment used for enhancing safety and efficiency through our multi-faceted approach of surface, digital and downhole technologies. The decrease in loss is primarily related to loss generated in the second quarter of 2018 as a result of the Mathis facility sale for $2.7 million, combined with gains generated on the sale of tractors in the second quarter of 2019.

Selling, general and administrative expense:    SG&A expense as a percentage of revenues was 7% and 5% during the six months ended June 30, 2019 and 2018, respectively. SG&A includes certain one-time items such as $9.6 million of non-cash stock compensation expense, $6.1 million of transaction costs related to the Merger, and $3.8 million related to legal matters.
Other income (expense), net:   Other income, net during the six months ended June 30, 2019 was $0.4 million. Other expense, net, during the six months ended June 30, 2018 was $13.0 million, primarily related to the adjustment to the contingent value right liability in the first quarter of 2018.
Effective tax rate:     Our effective tax rate on continuing operations for the six months ended June 30, 2019 was 6.09%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes and change in valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will not utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to tax amortization on our indefinite-lived intangible assets, state tax deferred liabilities and current state income taxes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	6/30/2019	12/31/2018
Cash	$117,092	$80,206
Net Debt	338,977	340,731

	(Thousands of Dollars)
	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$141,925	$143,425
Net cash used in investing activities	(97,342)	(130,496)
Net cash (used in) provided by financing activities	(7,668)	587

Significant sources and uses of cash during the six months ended June 30, 2019

•	Operating activities:

–
Net cash generated by operating activities during the six months ended June 30, 3019 of $141.9 million was a result of the utilization of 94% of our deployed fleets and our thoroughness in receiving collections from our customers and controlling costs. We continue to focus on maintaining operational and spend efficiencies, resulting in positive working capital and net operating cash to support our capital expenditures and other investing activities.

Uses of cash:

•	Investing activities:

–
Net cash used in investing activities for the six months ended June 30, 2019 of $97.3 million, consisting primarily of capital expenditures. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, excluding leases and interest, during the six months ended June 30, 2019 was $1.7 million.

–	Cash used to repay our finance leases during the six months ended June 30, 2019 was $2.6 million.

–	Shares repurchased and retired related to share-based compensation during the six months ended June 30, 2019 totaled $3.4 million.
Significant sources and uses of cash during the six months ended June 30, 2018
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the six months ended June 30, 2018 of $143.4 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment.

•	Financing activities:

–
Cash provided by the 2018 term loan facility entered into by the Company, and certain subsidiaries of the Company as guarantors, with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent (the "2018 Term Loan Facility"), net of debt discount was $348.2 million.

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

–
The portion of the cash settlement of the contingent value right ("CVR") liability reflective of its acquisition-date fair value was $12.0 million. The remaining portion of the cash settlement of the CVR liability of $7.9 million is reflected in net cash provided by operating activities.

Future sources and use of cash
Capital expenditures for 2019 are projected to be primarily related to maintenance capital spend to support our existing active fleets, wireline trucks and cementing units. We anticipate our capital expenditures will be funded by cash flows from operations. We currently estimate that our capital expenditures for 2019 will range between $140.0 million and $160.0 million.
Debt service, exclusive of leases, for the year ended December 31, 2019 is projected to be $27.0 million. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 0.74x for the twelve rolling months ended June 30, 2019. We anticipate our debt service will be funded by cash flows from operations.
Effective February 25, 2019, our Board of Directors authorized a reset of capacity on our existing stock repurchase program back to $100 million. Additionally, the program's expiration date was extended to December 2019 from a previous expiration date of September 2019. As of June 16, 2019, pursuant to the terms of the Merger Agreement, our existing stock repurchase program has been suspended.
Other factors affecting liquidity
Financial position in current market. As of June 30, 2019, we had $117.1 million of cash and a total of $173.5 million available under our revolving credit facility. As of June 30, 2019, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, contingent liabilities and stock repurchases.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.8 million of letters of credit were outstanding as of June 30, 2019.
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

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of June 30, 2019:

(Thousands of Dollars) Contractual obligations	Total	2019	2020-2022	2023-2025	2026+
Long-term debt, including current portion(1)	$346,500	$1,750	$10,500	$334,250	$—
Estimated interest payments(2)	127,757	11,341	65,678	50,738	—
Finance lease obligations(3)	10,885	3,270	7,450	165	—
Operating lease obligations(4)	55,588	11,814	28,444	6,169	9,161
Purchase commitments(5)	101,602	46,724	53,278	1,600	—
Equity-method investment(6)	1,451	1,451	—	—	—
Legal contingency(7)	3,910	3,910	—	—	—
	$647,693	$80,260	$165,350	$392,922	$9,161

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our 2018 Term Loan Facility. In addition, these amounts exclude $7.5 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of June 30, 2019 and include interest related to the 2018 Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate ("LIBOR").

(3)
Finance lease obligations consist of obligations on our finance leases of hydraulic fracturing equipment and ancillary equipment with CIT Finance LLC, light weight vehicles with ARI Financial Services Inc. and Enterprise FM Trust, and includes interest payments.

(4)
Operating lease obligations are related to our real estate, rail cars with Anderson Rail Group, Compass Rail VIII, SMBC Rail Services and Trinity Industries Leasing Company, and light duty vehicles with ARI Financial Services Inc., Enterprise FM Trust and PNC Bank.

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

(6)
See Notes (12) Commitments and Contingencies and (13) Related Party Transactions of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for further details on our equity-method investment.

(7)
The legal contingency is mainly related to the settlement of Keane Group Holdings, LLC v. Ceramifrac Proppants, LLC. See Note (12) Commitments and Contingencies of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for further details.

Principal Debt Agreements
2017 ABL Facility
Structure.    As of June 30, 2019, the Company's asset-based revolving credit facility obtained on February 17, 2017 and as amended on December 22, 2017 (the "2017 ABL Facility") provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million. The 2017 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
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
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the "2018 Term Loans"). As of June 30, 2019, there was $346.5 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
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
 For further details about our transactions with Related Parties, see Note (13) Related Party Transactions of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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
(a) Leases
Per ASU 2016-02, "Leases (Topic 842)," lessees can classify leases as finance leases or operating leases, while lessors can classify leases as sales-type, direct financing or operating leases. All leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents our obligation to make lease payments arising from the lease, along with a corresponding right-of-use asset, which represents our right to use the underlying asset being leased. For leases in which we are the lessee, we use a collateralized incremental borrowing rate to calculate the lease liability, as in most cases we do not know the lessor's implicit rate in the lease. Establishing our lease obligations on our unaudited condensed consolidated balance sheets require judgmental assessments of the term lengths of each and the interest rate yield curve that best represents the collateralized incremental borrowing rate to apply to each lease. We engage third-party specialists to assist us in determining the collateralized incremental borrowing rate yield curve. Errors in determining the lease term lengths and/or selecting the best representative collateralized incremental borrowing rate can have a material adverse effect on our unaudited condensed consolidated financial statements. For further details about our leases, see Note (11) Leases of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

(b) Income Taxes
The income tax expense on continuing operations for the six months ended June 30, 2019 resulted in an effective tax rate of 6.09%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes and change in valuation allowance.
After considering all available positive and negative evidence, we determined it is not more likely than not that we will not utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance. The net deferred tax liabilities as of June 30, 2019 were $0.2 million and were related to tax amortization on our indefinite-lived intangible assets and certain state deferred taxes.
The completion of the Merger may result in a change in our net deferred tax position. Any impact on the deferred tax position of an acquiring entity for accounting purposes caused by a business combination is recorded in the acquiring company's financial statements outside of acquisition accounting. This accounting requirement may result in a significant fluctuation in our effective tax rate. We currently do not have an estimate for the tax impact.
(c) New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (15) New Accounting Pronouncements of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
As of June 30, 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant and chemicals. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to Part I, "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations" for the contractual commitments and obligations table as of June 30, 2019.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk as of June 30, 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)." The adoption of this standard and subsequently-issued related ASUs resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our unaudited condensed consolidated balance sheet, with no related impact to our unaudited condensed consolidated statements of operations and comprehensive loss or statements of cash flows. In connection with the adoption of these standards, we implemented internal controls to ensure we properly evaluate our contracts for applicability under ASU 2016-09 and properly apply ASU 2016-02 and subsequently-issued related ASUs in accounting for and reporting on all our qualifying leases. There were no other changes to our internal control over financing reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Information related to Part II, "Item 1. Legal Proceedings" is included in Note (12) Commitments and Contingencies of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)," as well as below.
Litigation Related to the Merger
Following the public announcement of the merger, a purported stockholder of C&J filed a putative class action complaint on behalf of himself and all owners of C&J common stock (other than defendants and related or affiliated persons) against C&J, the C&J board of directors and Keane captioned Wuollet v. C&J Energy Services, Inc., et al., on July 29, 2019 in the United States District Court for the District of Delaware. The complaint contains allegations contending, among other things, that the registration statement on Form S-4 filed by Keane with the SEC on July 16, 2019, misleads and fails to disclose certain allegedly material information in violation of federal securities laws. The lawsuits seek injunctive relief enjoining the merger, damages and costs, among other remedies. The defendants have not yet answered or otherwise responded to the complaints. Keane believes this lawsuit is without merit and intends to defend against it vigorously.

Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth below.
The following risk factors relate to the proposed Merger. For more information on the Merger, please read our Registration Statement on Form S-4 filed with the SEC on July 16, 2019 and any subsequent amendments thereto, as well as any other related information on the Merger that we have filed with the SEC. The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, "Financial Statements" and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." All capitalized terms used, but not defined, herein are as defined in the Registration Statement on Form S-4.
Risks Relating to the Merger
Because the Exchange Ratio is fixed and will not be adjusted in the event of any change in either C&J's or Keane's stock price, the value of the shares of the Combined Company is uncertain.
Upon completion of the Merger, each share of C&J Common Stock outstanding immediately prior to the Merger, other than C&J Excluded Shares, will be converted into and become exchangeable for 1.6149 shares of Keane Common Stock. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either C&J Common Stock or Keane Common Stock. The market prices of C&J Common Stock and Keane Common Stock have fluctuated prior to and after the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this joint proxy statement/prospectus to the date of the C&J Special Meeting and the Keane Special Meeting, respectively, and the date the Merger is consummated, and the market price of Combined Company Common Stock will continue to fluctuate thereafter.
Because the value of the Merger consideration will depend on the market price of Keane Common Stock at the time the Merger is completed, C&J stockholders will not know, or be able to determine, at the time of the C&J Special Meeting the market value of the Merger consideration they would receive upon completion of the Merger. Similarly, Keane stockholders will not know, or be able to determine, at the time of the Keane Special Meeting the market value of the shares of Keane Common Stock to be issued as merger consideration to C&J stockholders pursuant to the Merger Agreement compared to the market value of the shares of C&J Common Stock that are being exchanged in the Merger.
Stock price changes may result from a variety of factors, including, among others, changes in C&J's or Keane's respective businesses, operations and prospects, reductions or changes in U.S. government spending or budgetary policies, market assessments of the likelihood that the Merger will be completed, interest rates, general market, industry and economic conditions, such as oil prices and demand for services in the oilfield services sector, and other factors generally affecting the respective prices of C&J Common Stock or Keane Common Stock, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which C&J or Keane operate, and the timing of the Merger and receipt of Requisite Regulatory Approvals.
Many of these factors are beyond C&J's and Keane's control, and neither C&J nor Keane are permitted to terminate the Merger Agreement solely due to a decline in the market price of the common stock of the other party. You are urged to obtain current market quotations for C&J Common Stock and Keane Common Stock in determining whether to vote for the C&J Merger Proposal or Keane Share Issuance Proposal, as applicable.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.
The Merger is subject to a number of conditions that must be satisfied, including the approval of the C&J Merger Proposal and the Keane Share Issuance Proposal, or waived (to the extent permissible), in each case prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of C&J and Keane, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. Additionally, either C&J or Keane may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by December 15, 2019 (which date may be extended to March 16, 2020 under certain circumstances if certain Requisite Regulatory Approvals are not obtained by December 15, 2019). C&J will be required to pay to Keane a termination fee of $30 million if the Merger Agreement is terminated: (i) by either party pursuant to an Outside Date termination or a C&J no vote termination, or by Keane pursuant to a C&J Terminable Breach if (a) a bona fide Acquisition Proposal with respect to C&J has been publicly made directly to C&J stockholders or otherwise has become publicly known or any person has publicly announced an intention to make an Acquisition Proposal with respect to C&J, and such Acquisition Proposal or intention to make an Acquisition Proposal is not withdrawn; and (b) within 12 months after such termination, either C&J or any of its subsidiaries has entered into an Alternative Acquisition Agreement with respect to any Acquisition Proposal with respect to C&J or any Acquisition Proposal with respect to C&J is consummated; (ii) by Keane pursuant to a Change of Recommendation by C&J; or (iii) by either C&J or Keane pursuant to a C&J no vote termination (and, at the time of such termination, Keane had the right to terminate the Merger Agreement as a result of a Change of Recommendation by C&J). Keane will be required to pay to C&J a termination fee of $30 million if the Merger Agreement is terminated: (i) by either party pursuant to an Outside Date termination or a Keane no vote termination, or by C&J pursuant to a

Keane Terminable Breach if (a) a bona fide Acquisition Proposal with respect to Keane has been publicly made directly to Keane stockholders or otherwise has become publicly known or any person has publicly announced an intention to make an Acquisition Proposal with respect to Keane, and such Acquisition Proposal or intention to make an Acquisition Proposal is not withdrawn; and (b) within 12 months after such termination, either Keane or any of its subsidiaries has entered into an Alternative Acquisition Agreement with respect to any Acquisition Proposal with respect to Keane or any Acquisition Proposal with respect to Keane is consummated; (ii) by C&J pursuant to a Change of Recommendation by Keane; or (iii) by either C&J or Keane pursuant to a Keane no vote termination (and, at the time of such termination, C&J had the right to terminate the Merger Agreement as a result of a Change of Recommendation by Keane). If the Merger Agreement is terminated under certain specified circumstances, C&J or Keane, as applicable, may also be required to pay to the other party an expense reimbursement of up to $7.5 million.
The termination of the Merger Agreement could negatively impact C&J or Keane.
If the Merger is not completed for any reason, including as a result of a failure to obtain the C&J Required Vote or the Keane Required Vote, the ongoing businesses of C&J and Keane may be adversely affected and, without realizing any of the benefits of having completed the Merger, C&J and Keane may be subject to a number of risks, including the following:

•	each company may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	each company may experience negative reactions from its suppliers, customers and employees;

•
each company will be required to pay their respective costs relating to the Merger, such as financial advisory, legal and accounting costs and associated fees and expenses, whether or not the Merger is completed;

•
the Merger Agreement places certain restrictions on the conduct of each company's business prior to completion of the Merger and such restrictions, the waiver of which is subject to the consent of the other company (not to be unreasonably withheld, conditioned or delayed), such restrictions may prevent C&J or Keane from taking certain other specified actions during the pendency of the Merger, for example, neither of C&J and Keane may:

•
make or propose any change to its organizational documents or, except for amendments that would both not materially restrict the operations of its businesses and not reasonably be expected to prevent, materially delay or materially impair the ability of such party to consummate the transactions contemplated by the Merger Agreement, the organizational documents of any of its subsidiaries (including, in the case of Keane, Merger Sub);

•
except for any such transactions among its direct or indirect wholly owned subsidiaries, (i) merge or consolidate itself or any of its subsidiaries with any other person, or (ii) restructure, reorganize or completely or partially liquidate;

•
acquire assets outside of the ordinary course from any other person (i) with a fair market value or purchase price in excess of $10 million in the aggregate in any transaction or series of related transactions (including incurring any indebtedness related thereto), in each case, including any amounts or value reasonably expected to be paid in connection with a future earn-out, purchase price adjustment, release of "holdback" or similar contingent payment obligation, or (ii) that would reasonably be expected to prevent, materially delay or materially impair the ability of such party to consummate the Merger or other transactions contemplated by the Merger Agreement, in each case, other than acquisitions of inventory or other goods in the ordinary course and transactions among such party and its direct or indirect wholly owned subsidiaries or among such party's direct or indirect wholly owned subsidiaries;

•
issue, sell, pledge, dispose of, grant, transfer, encumber, or authorize the issuance, sale, pledge, disposition, grant, transfer, lease, license, guarantee or encumbrance of, or otherwise enter into any contract or understanding with respect to the voting of, any shares of its capital stock or of any of its subsidiaries (other than the issuance of shares (i) by its direct or indirect wholly owned subsidiary to it or another of its direct or indirect wholly owned subsidiaries, (ii) in respect of equity-based awards outstanding as of the date of the Merger Agreement, or (iii) granted in accordance with the terms of the Merger Agreement with respect to employee compensation and benefits, in the case of (ii) and (iii), in accordance with their terms and, as applicable, the plan documents as in effect on the date of the Merger Agreement), or securities convertible or exchangeable into or exercisable for any shares of such capital stock, or any options, warrants or other rights of any kind to acquire any shares of such capital stock or such convertible or exchangeable securities; or

•
create or incur any encumbrance (other than certain encumbrances permitted pursuant to the Merger Agreement) over any material portion of such party's and its subsidiaries' consolidated properties and assets that is not incurred in the ordinary course on any of its assets or any of its subsidiaries, except for encumbrances (i) that are required by or automatically effected by contracts in place as of the date of the Merger Agreement, (ii) that do not materially detract from the value of such assets or (iii) that do not materially impair the operations of such party or any of its subsidiaries; and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by C&J management and Keane management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to C&J or Keane, as applicable, as an independent company.

The market price for shares of Combined Company Common Stock following the completion of the Merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of C&J Common Stock and Keane Common Stock.
Upon consummation of the Merger, C&J stockholders and Keane stockholders will both hold shares of common stock in the Combined Company. C&J's businesses differ in some regards from those of Keane, and Keane's businesses differ in some regards from those of C&J, and, accordingly, the results of operations of the Combined Company will be affected by some factors that are different from those currently or historically affecting the results of operations of C&J and those currently or historically affecting the results of operations of Keane. The results of operations of the Combined Company may also be affected by factors different from those that currently affect or have historically affected either C&J or Keane.
The shares of Combined Company Common Stock to be received by C&J stockholders as a result of the Merger will have rights different from the shares of C&J Common Stock.
Upon consummation of the Merger, the rights of C&J stockholders, who will become stockholders of the Combined Company, will be governed by the certificate of incorporation of the Combined Company and bylaws of the Combined Company. The rights associated with C&J Common Stock are different from the rights which will be associated with Combined Company Common Stock.
C&J stockholders and Keane stockholders will each have reduced ownership and voting interest in and will exercise less influence over management of the Combined Company.
C&J stockholders currently have the right to vote in the election of the C&J Board and on other matters affecting C&J, and Keane stockholders currently have the right to vote in the election of the Keane Board and on other matters affecting Keane. Upon consummation of the Merger, each C&J stockholder and each Keane stockholder will become a stockholder of the Combined Company with a percentage ownership of the Combined Company that is smaller than such stockholder's percentage ownership of C&J or Keane, as applicable, immediately prior to the Merger. As of the date of the joint proxy statement/prospectus, based on the Exchange Ratio, the shares outstanding of C&J Common Stock (plus outstanding C&J RSU Awards, outstanding C&J Performance Share Awards, and outstanding C&J Restricted Stock Awards) and the shares outstanding of Keane Common Stock (plus outstanding Keane RSU Awards, outstanding Keane PSU Awards and outstanding Keane Restricted Stock Awards), C&J and Keane estimate that holders of shares of C&J Common Stock as of immediately prior to the completion of the Merger will hold, in the aggregate, approximately 50% of the issued and outstanding shares of Combined Company Common Stock (based on fully diluted shares outstanding of the Combined Company) immediately following the completion of the Merger, and holders of shares of Keane Common Stock as of immediately prior to the completion of the Merger will hold, in the aggregate, approximately 50% of the issued and outstanding shares of Combined Company Common Stock (based on fully diluted shares outstanding of the Combined Company) immediately following the completion of the Merger. Because of this, each share of C&J Common Stock and each share of Keane Common Stock will represent a smaller percentage ownership of the Combined Company than it represented in C&J and Keane, respectively. In addition, the twelve members of the Combined Company Board as of the effective time will include the six C&J Designees and the six Keane Designees. Accordingly, each C&J stockholder and each Keane stockholder will have less influence on the management and policies of the Combined Company than such stockholder now has on the management and policies of C&J or Keane, as applicable.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, C&J and Keane are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to C&J or Keane and their respective stockholders.
From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts C&J and Keane from taking specified actions without the consent of the other party and requires that the business of each company and its respective subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent C&J or Keane from making appropriate changes to their respective businesses or organizational structures or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.
Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger.
The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, approval for listing on the NYSE of the shares of Keane Common Stock to be issued pursuant to the Merger Agreement, the expiration or earlier termination of any applicable waiting period, and the receipt of approvals under, U.S. antitrust and competition laws, the absence of governmental restraints or prohibitions preventing the consummation of the Merger, the effectiveness of the registration statement on Form S-4 registering the Keane Common Stock issuable pursuant to the Merger Agreement and the absence of any stop order or proceedings by the SEC with respect thereto. The obligation of each of C&J and Keane to consummate the Merger is also conditioned on, among other things, the receipt by such party of a written opinion from such party's counsel (or if such party's counsel is unable to deliver such opinion such other party's outside legal counsel may provide such opinion), to the effect that for U.S. federal income tax purposes the Integrated Mergers will qualify as a "reorganization" within the meaning of Section 368(a) of the Code, the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain materiality qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement. No assurance can be given that the required stockholder, governmental and regulatory consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause the Combined Company not to realize, or to be delayed in realizing, some or all of the benefits that C&J and Keane expect to achieve if the Merger is successfully completed within its expected time frame.
C&J and Keane must obtain certain regulatory approvals and clearances to consummate the Merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the Merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the Merger.
The completion of the Merger is subject to the receipt of antitrust clearance in the United States.
Under the HSR Act, the Merger may not be completed until Notification and Report Forms have been filed with the FTC and the DOJ and the applicable waiting period has expired or been terminated. A transaction requiring notification under the HSR Act may not be completed until the expiration of a 30-calendar-day waiting period following the parties' filing of their respective HSR Act notifications or the early termination of that waiting period. If the FTC or DOJ issues a Second Request prior to the expiration of the initial waiting period, the parties must observe a second 30-day waiting period, which would begin to run only after both parties have substantially complied with the Second Request, unless the waiting period is terminated earlier or the parties otherwise agree to extend the waiting period. C&J and Keane each filed an HSR Act notification with the FTC and the DOJ on June 28, 2019. On July 18, 2019, the companies received notification of early termination of the waiting period under the HSR Act.
At any time before or after consummation of the Merger, notwithstanding the expiration or termination of the applicable waiting period under the HSR Act, the DOJ or the FTC, or any state, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the Merger, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. At any time before or after the completion of the Merger, and notwithstanding the expiration or termination of the applicable waiting period under the HSR Act, any state could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the Merger or seeking divestiture of substantial assets of the parties. Private parties may also seek to take legal action under the antitrust laws under certain circumstances.
Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the Merger.
The success of the Merger will depend in part on the retention of personnel critical to the business and operations of the Combined Company due to, for example, their technical skills or management expertise. Competition for qualified personnel can be intense.

Current and prospective employees of C&J and Keane may experience uncertainty about their future role with C&J, Keane or the Combined Company until strategies with regard to these employees are announced or executed, which may impair C&J's and Keane's ability to attract, retain and motivate key management, sales, marketing, technical and field personnel, including, but not limited to, mechanics, frac equipment operators and fleet drivers, prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger, as employees of C&J and Keane may experience uncertainty about their future roles with the Combined Company. If C&J and Keane are unable to retain personnel, including C&J's and Keane's key management, who are critical to the successful integration and future operations of the companies, C&J and Keane could face disruptions in their operations, loss of existing customers or loss of sales to existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.
If key employees of C&J or Keane depart, the integration of the companies may be more difficult and the Combined Company's business following the Merger may be harmed. Furthermore, the Combined Company may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent relating to the business of each of C&J and Keane, and the Combined Company's ability to realize the anticipated benefits of the Merger may be adversely affected. In addition, there could be disruptions to or distractions for the workforce and management associated with integrating employees into the Combined Company. No assurance can be given that the Combined Company will be able to attract or retain key employees of C&J and Keane to the same extent that those companies have been able to attract or retain their own employees in the past.
The Merger, and uncertainty regarding the Merger, may cause customers or suppliers to delay or defer decisions concerning C&J and Keane and adversely affect each company's ability to effectively manage their respective businesses.
The Merger will happen only if the stated conditions are met, including approval of the C&J Merger Proposal and Keane Share Issuance Proposal and the receipt of regulatory approvals, among other conditions. Many of the conditions are outside the control of C&J and Keane, and both parties also have certain rights to terminate the Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the Merger. This uncertainty may cause customers, suppliers, vendors, or others that deal with C&J or Keane to delay or defer entering into contracts with C&J or Keane or making other decisions concerning C&J or Keane or seek to change or cancel existing business relationships with C&J or Keane, which could negatively affect their respective businesses. Any delay or deferral of those decisions or changes in existing agreements could have an adverse impact on the respective businesses of C&J and Keane, regardless of whether the Merger is ultimately completed.
Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of C&J and Keane, which could have an adverse effect on their respective businesses and financial results.
Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of C&J and Keane including the possibility that current and prospective employees of C&J and Keane will experience uncertainty about their future roles with the Combined Company, which might adversely affect C&J's or Keane's abilities to retain key managers and other employees and the attention of management of each of C&J and Keane may be directed toward the completion of the Merger.
In addition, C&J and Keane have each diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the Merger Agreement on the conduct of their respective businesses. If the Merger is not completed, C&J and Keane will have incurred significant costs, including the diversion of management resources, for which they will have received little or no benefit.
The directors and executive officers of C&J and Keane have interests and arrangements that may be different from, or in addition to, those of C&J and Keane stockholders generally.
When considering the recommendations of the C&J Board or Keane Board, as applicable, with respect to the proposals described in the joint proxy statement/prospectus, stockholders should be aware that the directors and executive officers of each of C&J and Keane have interests in the Merger that are different from, or in addition to, those of C&J stockholders and Keane stockholders generally. These interests include the continued employment of certain executive officers of C&J and Keane by the Combined Company, the continued service of certain directors of C&J and Keane as directors of the Combined Company, the treatment in the Merger of outstanding equity, equity-based and incentive awards, severance arrangements, other compensation and benefit arrangements, and the right to continued indemnification of former C&J and Keane directors and officers by the Combined Company.
C&J stockholders and Keane stockholders should be aware of these interests when they consider the recommendations of the C&J Board and the Keane Board, respectively, that they vote to adopt the C&J Merger Proposal, in the case of C&J, or that they adopt the Keane Share Issuance Proposal, in the case of Keane. The C&J Board was aware of these interests when it approved and declared advisable the Merger Agreement, the Merger and the transactions contemplated thereby on the terms and subject to the conditions set forth in the Merger Agreement, determined that the Merger Agreement, the Merger and the transactions contemplated by the Merger Agreement were fair to, and in the best interests of, C&J and C&J stockholders and recommended that C&J stockholders approve the C&J Merger Proposal. The Keane Board and the Keane Special Committee were aware of these interests when they approved and declared advisable the Merger Agreement and the transactions contemplated thereby on the terms and subject to the conditions set forth in the Merger Agreement and recommended that Keane stockholders approve the Keane Share Issuance Proposal.
C&J or Keane may waive one or more of the closing conditions without re-soliciting stockholder approval.
C&J or Keane may determine to waive, in whole or part, one or more of the conditions the other party must meet prior to C&J or Keane, as the case may be, being obligated to consummate the Merger. C&J and Keane currently expect to evaluate the materiality of any waiver and its effect on C&J or Keane stockholders, as applicable, in light of the facts and circumstances at the time, to determine whether any amendment of this joint proxy statement/prospectus or any re-solicitation of proxies or voting cards is required in light of such waiver. Any determination whether to waive any condition to the Merger or as to re-soliciting stockholder approval or amending this joint proxy statement/prospectus as a result of a waiver will be made by C&J or Keane, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.
C&J stockholders and Keane stockholders will not be entitled to appraisal rights in the Merger.
Appraisal rights are statutory rights that, if applicable under law, enable stockholders of a corporation to dissent from an extraordinary transaction, such as a merger, and to demand that such corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to such stockholders in connection with the transaction. Under the DGCL, stockholders do not have appraisal rights if the shares of stock they hold are either listed on a national securities exchange or held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of the Merger Agreement to accept for their shares anything other than (i) shares of stock of the Combined Company, (ii) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (iii) cash in lieu of fractional shares or (iv) any combination of the foregoing.
Because the Merger is of C&J with and into Keane and holders of Keane Common Stock will continue to hold their shares following completion of the Merger, holders of Keane Common Stock are not entitled to appraisal rights in the Merger.
Because shares of Keane Common Stock are listed on the NYSE, a national securities exchange, and because C&J stockholders are not required by the terms of the Merger Agreement to accept for their shares anything other than shares of Keane Common Stock and cash in lieu of fractional shares, holders of C&J Common Stock will not be entitled to appraisal rights in the Merger.
There are various provisions of the Merger Agreement and related documents that restrict the ability of either party to seek alternative transactions or to terminate the Merger.
The Merger Agreement contains "no shop" provisions that restrict each of C&J's and Keane's ability to, among other things, identify or pursue alternate Acquisition Proposals. There are only limited circumstances under which the Merger Agreement would permit the C&J Board or the Keane Board to withhold, withdraw, qualify or modify the C&J recommendation or the Keane recommendation, as applicable. The Merger Agreement also provides that in certain circumstances, either party may owe the other a termination fee of $30 million if the Merger Agreement is terminated.
In addition, the Support Agreement includes covenants that, with limited exceptions, require Keane Investor (which owns approximately 49.2% of the outstanding shares of Keane Common Stock) to vote its shares in favor of the Keane Share Issuance Proposal and against actions that may impair or impede the transactions contemplated by the Merger Agreement.

These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the Exchange Ratio, or might result in a potential competing acquirer proposing to pay a lower per share price than it might otherwise have proposed to pay because of the added expense of the termination fee. Additionally, a potential competing acquirer may be discouraged from considering or proposing an acquisition or merger because neither C&J nor Keane is under any obligation to terminate the Merger Agreement in order to accept a Superior Proposal.
Each of C&J and Keane will incur significant transaction, merger-related and restructuring costs in connection with the Merger.
C&J and Keane have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the Merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including retention and severance payments that may be made to certain C&J employees and Keane employees, filing fees, printing expenses and other related charges. Some of these costs are payable by C&J or Keane regardless of whether the Merger is completed.
The Combined Company will also incur costs, including, but not limited to, restructuring and integration costs, in connection with the Merger. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either C&J or Keane or the Combined Company. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Merger and the integration of the two companies' businesses. Although C&J and Keane expect that the elimination of duplicative costs, strategic benefits, additional income as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. Many of these costs will be borne by C&J or Keane even if the Merger is not completed. While both C&J and Keane have assumed that certain expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses.
C&J and Keane may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on C&J's and Keane's respective businesses, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the injunction may delay or prevent the Merger from being completed, which may adversely affect C&J's and Keane's respective businesses, results of operations and financial condition.
Risks Relating to the Combined Company
The Combined Company may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with the Combined Company, which could have an adverse effect on the Combined Company's business and operations. Third parties may terminate or alter existing contracts or relationships with C&J or Keane.
As a result of the Merger, the Combined Company may experience impacts on relationships with customers and suppliers that may harm the Combined Company's business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the Combined Company or do so on the same or similar contractual terms following the Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the Combined Company, then the Combined Company's business and results of operations may be harmed. Furthermore, the Combined Company will not have long-term arrangements with many of its significant suppliers. If the Combined Company's suppliers were to seek to terminate or modify an arrangement with the Combined Company, then the Combined Company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
C&J and Keane also have contracts with vendors, landlords, licensors and other business partners which may require C&J or Keane, as applicable, to obtain consent from these other parties in connection with the Merger. If these consents cannot be obtained, the Combined Company may suffer a loss of potential future revenue, incur costs, and lose rights that may be material to the business of the Combined Company. In addition, third parties with whom C&J or Keane currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the Merger. Any such disruptions could limit the Combined Company's ability to achieve the anticipated benefits of the Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Merger or by a termination of the Merger Agreement.
Combining the businesses of C&J and Keane may be more difficult, costly or time-consuming than expected and the Combined Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Combined Company's business results and negatively affect the value of Combined Company Common Stock following the Merger.
The success of the Merger will depend on, among other things, the ability of C&J and Keane to combine their businesses in a manner that realizes cost savings and facilitates growth opportunities. C&J and Keane have entered into the Merger Agreement because each believes that the Merger and the other transactions contemplated by the Merger Agreement are fair to and in the best interests of its respective stockholders and that combining the businesses of C&J and Keane will produce cost savings and other benefits.
However, C&J and Keane must successfully combine their respective businesses in a manner that permits these benefits to be realized. In addition, the Combined Company must achieve the cost savings and anticipated growth without adversely affecting current revenues and investments in future growth. If the Combined Company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.
An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Combined Company, which may adversely affect the value of Combined Company Common Stock after the completion of the Merger.
In addition, the actual integration may result in additional and unforeseen expenses and may cost more than anticipated, and the anticipated benefits of the integration plan may not be realized. Actual cost savings, if achieved, may be lower than what C&J and Keane expect and may take longer to achieve than anticipated. If C&J and Keane are not able to adequately address integration challenges, they may be unable to successfully integrate their operations or realize the anticipated benefits of the integration of the two companies.
Because Keane Investor will control approximately 24.6% of Combined Company Common Stock at the effective time, Keane Investor may have the ability to influence major corporate decisions of the Combined Company.
As of the date of this joint proxy statement/prospectus, Keane Investor beneficially owns approximately 49.2% of the outstanding shares of Keane. At the effective time, C&J and Keane estimate that Keane Investor will beneficially own approximately 24.6% of the Combined Company Common Stock. Accordingly, Keane Investor may have the ability to influence matters requiring approval by the Combined Company Board or a stockholder vote, such as the election of directors or the approval of significant transactions. Keane Investor may have interests that differ from the interests of other current C&J stockholders or other current Keane stockholders. The concentration of ownership and voting power in Keane Investor may have the effect of delaying, preventing or deterring significant transactions with respect to the Combined Company and may affect the market price of Combined Company Common Stock.
However, the Support Agreement places restrictions on the ability of Keane Investor and Cerberus to, among other things, acquire, offer to acquire, or agree to acquire, by purchase, or otherwise, beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of, or rights to acquire, (i) any shares of Keane Common Stock, (ii) any option, warrant, convertible security, stock appreciation right or other right to acquire such ownership, including through any swap agreement or other security, contract right or derivative position, whether or not presently exercisable, that is exercisable for, converts into or has a settlement payment or mechanism or is priced by reference to or in relation to the value of Keane or shares of Keane Common Stock or (iii) any material assets of Keane (other than as part of an authorized sale process) or any securities or material assets of any subsidiary of Keane; provided, however, that notwithstanding the foregoing, Keane Investor and Cerberus and each of their controlled affiliates may acquire beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of Keane Common Stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of Keane Common Stock in the aggregate following such transaction (assuming any stock buy-back transaction announced but not yet consummated by Keane has been consummated as of the time of such acquisition).
Following the expiration of the Support Agreement lock-up period, Keane Investor and Cerberus will be permitted to sell their holdings in the Combined Company.
Pursuant to the Support Agreement, Keane Investor and Cerberus have agreed that, subject to certain exceptions, during the period commencing at the effective time and continuing for forty-five days thereafter, each of Keane Investor and Cerberus shall not sell, transfer, assign, pledge, encumber or otherwise dispose of, directly or indirectly, the shares of Keane Common Stock or any other securities convertible into or exchangeable for Keane Common Stock (including derivative securities), without the prior written consent of the Combined Company Board (which consent shall require the unanimous approval of the C&J Designees). Following such time period, Keane Investor and Cerberus will no longer be subject to such restriction and may decide to sell any or all of their shares of Keane Common Stock.
The failure to successfully integrate the businesses and operations of C&J and Keane in the expected time frame may adversely affect the Combined Company's future results.
C&J and Keane have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key C&J employees or key Keane employees, the loss of customers, the disruption of either company's or both companies' ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of C&J and Keane in order to realize the anticipated benefits of the Merger so the Combined Company performs as expected:

•	combining the companies' operations and corporate functions;

•
combining the businesses of C&J and Keane, in a manner that permits the Combined Company to achieve any cost savings or revenue synergies anticipated to result from the Merger, including, specifically, achieving the anticipated annualized run-rate cost synergies of $100 million within 12 months after closing, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•	reducing additional and unforeseen expenses such that integration costs more than anticipated;

•	avoiding delays or regulatory conditions in connection with the Merger or the integration process;

•	integrating personnel from the two companies and minimizing the loss of key employees;

•	integrating the companies' technologies;

•	integrating and unifying the offerings and services available to customers;

•	identifying and eliminating redundant and underperforming functions and assets;

•

•	harmonizing the companies' operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies' administrative and information technology infrastructure;

•	coordinating distribution and marketing efforts;

•	managing the movement of certain positions to different locations; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of either company's or both companies' management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company's ongoing business and the business of the Combined Company.
Furthermore, the Combined Company Board and executive leadership of the Combined Company will consist of former directors and executive officers from each of C&J and Keane. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The C&J and Keane unaudited prospective financial information is inherently subject to uncertainties, the unaudited pro forma financial data included in this document is preliminary and the Combined Company's actual financial position and results of operations after the Merger may differ materially from these estimates and the unaudited pro forma financial data included in the joint proxy statement/prospectus. The unaudited pro forma combined financial data does not reflect the effect of any divestitures that may be required in connection with the Merger.
The unaudited pro forma condensed combined financial statements and unaudited comparative pro forma per share information included in the joint proxy statement/prospectus are presented for illustrative purposes only, contain a variety of adjustments, assumptions and preliminary estimates and are not necessarily indicative of what the Combined Company's actual financial position or results of operations would have been had the Merger been completed on the dates indicated. The Combined Company's actual results and financial position after the Merger may differ materially and adversely from the unaudited pro forma financial data included in the joint proxy statement/prospectus.
This information was prepared solely for internal use, as of a specific date, and is subjective in many respects. While presented with numeric specificity, the C&J and Keane unaudited prospective financial information provided in the joint proxy statement/prospectus is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition, general business, the well completion services and related industries, and economic, market and financial conditions and additional matters specific to C&J's or Keane's business, as applicable) that are inherently subjective and uncertain and are beyond the control of the respective management teams of C&J and Keane. As a result, actual results may differ materially from the unaudited prospective financial information. Important factors that may affect actual results and cause these unaudited projected financial forecasts to not be achieved include, but are not limited to, risks and uncertainties relating to C&J's or Keane's business, as applicable (including each company's ability to deliver safe, high quality and efficient services), industry performance, general business and economic conditions.
The Combined Company may be unable to retain C&J and Keane personnel successfully after the Merger is completed.
The success of the Merger will depend in part on the Combined Company's ability to retain the talents and dedication of the key employees currently employed by C&J and Keane. It is possible that these employees may decide not to remain with the Combined Company after the Merger is consummated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the Combined Company's business activities may be adversely affected and management's attention may be diverted from successfully integrating C&J and Keane to hiring suitable replacements, all of which may cause the Combined Company's business to suffer. In addition, C&J and Keane may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms.
If the existing indebtedness of Keane remains outstanding, or if Keane refinances its existing indebtedness, covenants contained in the agreements governing such indebtedness may impose restrictions on the Combined Company and certain of its subsidiaries that may affect their ability to operate their businesses.
The agreements that govern the indebtedness of Keane, in addition to any refinanced indebtedness, may contain various affirmative and negative covenants. Such covenants may, subject to certain significant exceptions, restrict the ability of the Combined Company and certain of its subsidiaries to, among other things, incur liens, incur debt, engage in mergers, consolidations and acquisitions, transfer assets outside the ordinary course of business, make loans or other investments, pay dividends, repurchase equity interests, make other payments with respect to equity interests, repay or repurchase subordinated debt and engage in affiliate transactions. In addition, the agreements governing the existing indebtedness of Keane contain financial covenants that would require the Combined Company to maintain certain financial ratios under certain circumstances. The ability of the Combined Company and its subsidiaries to comply with these provisions may be affected by events beyond their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate the Combined Company's repayment obligations.

Declaration, payment and amounts of dividends, if any, distributed to stockholders of the Combined Company will be uncertain.
Whether any dividends are declared or paid to stockholders of the Combined Company following the Merger, and the amounts of any such dividends that are declared or paid, are uncertain and depend on a number of factors. Keane has not paid any dividends to its stockholders. The C&J Board has declared, subject to the C&J Board making a determination that surplus exists under Delaware law, the Pre-closing Cash Dividend which, if the C&J Board determines that C&J has sufficient surplus to pay, C&J expects will be paid prior to the effective time to the holders of record of C&J Common Stock as of the record date for such dividend. If dividends are paid to stockholders of the Combined Company, they may not be of the same amount as paid by C&J to its respective stockholders prior to the effective time of the Merger. The Combined Company Board will have the discretion to determine the dividend policy of the Combined Company, which may be impacted by any of the following factors:

•	the Combined Company may not have enough cash to pay such dividends or to repurchase shares due to its cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Combined Company Board, which could change its dividend practices at any time and for any reason;

•

•	the Combined Company's desire to maintain or improve the credit ratings on its debt;

•
the amount of dividends that the Combined Company may distribute to its stockholders is subject to restrictions under Delaware law and is limited by restricted payment and leverage covenants in the Combined Company's credit facilities and indentures and, potentially, the terms of any future indebtedness that the Combined Company may incur; and

•	certain limitations on the amount of dividends subsidiaries of the Combined Company can distribute to the Combined Company, as imposed by state law, regulators or agreements.
Stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Group, Inc. and King Merger Sub Corp.		8-K	001-37988	2.1	June 17, 2019
10.1	Support Agreement and Irrevocable Proxy, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Investor Holdings LLC and Cerberus Capital Management, L.P.		8-K	001-37988	10.1	June 17, 2019
10.2	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Robert Drummond		S-4	333-232662	10.2	July 16, 2019
10.3	Third Amended and Restated Employment Agreement, dated June 16, 2019, by and between Keane Group, Inc. and Greg Powell		S-4	333-232662	10.3	July 16, 2019
10.4	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Kevin M. McDonald		S-4	333-232662	10.4	July 16, 2019
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

* Filed herewith.
** Furnished herewith.
†Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2019.

Keane Group, Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Chief Accounting Officer and Duly Authorized Officer