Form 10-K/A
period 2018-12-31
Keane Group, Inc.
filed 2019-08-19
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM	10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-37988

Keane Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware				38-4016639
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1800 Post Oak Boulevard	Suite 450	Houston	TX	77056
(Address of principal executive offices)				(Zip code)
Registrant’s telephone number, including area code: (713) 960-0381

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value	FRAC	New York Stock Exchange
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

Explanatory Note
Keane Group, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) for the fiscal year ended December 31, 2018, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (the “Original Filing”). In response to an SEC comment letter dated August 12, 2019, this Amendment makes certain revisions to the cover page, Part II, “Item 6. Selected Financial Data” and Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Original Filing to reflect the following revisions:

•	include selected financial data for the fiscal year ended December 31, 2014;

•	detail the three reconciliations of our non-GAAP measures of adjusted net income from Net Income, adjusted EBITDA from Net Income and adjusted gross profit from gross profit; and

•	revise measures of gross profit in Results of Operations to reflect revenues net of all costs of services, including applicable depreciation and amortization.
In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part IV, “Item 15. Exhibits, Financial Statement Schedules” hereof.
Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.
This Amendment should be read in conjunction with the Original Filing.
The Company is concurrently filing amendments (the “Form 10-Q Amendments”) to its Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 and for the quarter ended June 30, 2019 filed on July 31, 2019 to conform to changes made to the results of operations included in this Amendment. The Form 10-Q Amendments being filed concurrently with this Amendment to modify certain line items of the results of operations, revising the gross profit measures to reflect revenues net of all cost of services, including applicable depreciation and amortization, and breaking out reconciliations of non-GAAP measures to most directly comparable GAAP measures.

PART II

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

	Year ended December 31, 2018	Year ended December 31, 2017(1)	Year ended December 31, 2016(2)	Year ended December 31, 2015	Year ended December 31, 2014
(in thousands of dollars, except per share amounts)
Statement of Operations Data:
Revenue	$2,137,006	$1,542,081	$420,570	$366,157	$395,834
Cost of services(3)	1,660,546	1,282,561	416,342	306,596	323,718
Depreciation and amortization	259,145	159,280	100,979	69,547	68,254
Selling, general and administrative expenses	114,258	93,526	53,155	26,081	25,459
(Gain) loss on disposal of assets	5,047	(2,555)	(387)	(270)	—
Impairment	—	—	185	3,914	11,098
Total operating costs and expenses	2,038,996	1,532,812	570,274	405,868	428,529
Operating income (loss)	98,010	9,269	(149,704)	(39,711)	(32,695)
Other income (expense), net	(905)	13,963	916	(1,481)	(2,418)
Interest expense(4)	(33,504)	(59,223)	(38,299)	(23,450)	(10,473)
Total other expenses	(34,409)	(45,260)	(37,383)	(24,931)	(12,891)
Income (loss) before income taxes	63,601	(35,991)	(187,087)	(64,642)	(45,586)
Income tax expense	(4,270)	(150)	—	—	—
Net income (loss)	$59,331	$(36,141)	$(187,087)	$(64,642)	$(45,586)
Per Share Data(5)
Basic net income (loss) per share	$0.54	$(0.34)	$(2.14)	$(0.74)	$(0.52)
Diluted net income (loss) per share	0.54	(0.34)	(2.14)	(0.74)	(0.52)
Weighted average number of shares: basic	109,335	106,321	87,313	87,313	87,313
Weighted average number of shares: diluted	109,660	106,321	87,313	87,313	87,313
Statement of Cash Flows Data:
Cash flows from operating activities	$350,311	$79,691	$(54,054)	$37,521	$18,732
Cash flows from investing activities	(297,506)	(250,776)	(227,161)	(26,038)	(138,870)
Cash flows from financing activities	(68,554)	218,122	276,633	(10,518)	137,298

	Year ended December 31, 2018	Year ended December 31, 2017(1)	Year ended December 31, 2016(2)	Year ended December 31, 2015	Year ended December 31, 2014
Other Financial Data:
Capital expenditures(6)	$291,543	$189,629	$23,545	$27,246	$141,393
Adjusted EBITDA(8)	391,856	214,525	1,921	41,885	59,563
Balance Sheet Data (at end of period):
Total assets	$1,054,579	$1,043,116	$536,940	$324,795	$418,855
Long-term debt (including current portion) (7)	340,730	275,055	269,750	207,067	208,688
Total liabilities	567,398	530,024	374,688	244,635	272,215
Total stockholders’ equity	487,181	513,092	162,252	80,160	146,640

(1)	Commencing on July 3, 2017, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of RockPile.

(2)	Commencing on March 16, 2016, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of the Acquired Trican Operations.

(3)	Excludes depreciation and amortization, shown separately.

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

(5)
The pro forma earnings per unit amounts for 2017, 2016, 2015, and 2014 have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of our Existing Owners’ membership interests for the newly-created ownership interests. The computations of pro forma earnings per unit do not consider the 15,700,000 shares of common stock newly-issued by the Company to investors in the IPO.

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

(8)
Adjusted EBITDA is a Non-GAAP financial measure that provides supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other generally accepted accounting principles (“GAAP”) measures such as net income and operating income. This non-GAAP financial measure excludes the financial impact of items we do not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures and comparability to our results of operations may be impacted by the effects of acquisition accounting on its depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA provides helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies.

Adjusted EBITDA is defined as net income (loss) adjusted to eliminate the impact of interest, income taxes, depreciation and amortization, along with certain items management does not consider in assessing ongoing performance.
Set forth below is a reconciliation of net income (loss) to Adjusted Net Income (Loss), net income (loss) to Adjusted EBITDA, and gross profit (loss) to Adjusted Gross Profit (Loss)(1):

(1)
Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Gross Profit (Loss) are Non-GAAP financial measures that provide supplemental information we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other generally accepted accounting principles (“GAAP”) measures such as net income, operating income and gross profit. These non-GAAP financial measures exclude the financial impact of items we do not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis. Other companies may have different capital structures and comparability to our results of operations may be impacted by the effects of acquisition accounting on its depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Gross Profit (Loss) provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies.

Adjusted Net Income (Loss) is defined as net income (loss) adjusted to eliminate certain items management does not consider in assessing ongoing performance. Adjusted EBITDA is defined as net income (loss) adjusted to eliminate the impact of interest, income taxes, depreciation and amortization, along with certain items management does not consider in assessing ongoing performance. Adjusted Gross Profit (Loss) is defined as gross profit (loss) adjusted to eliminate the impact of depreciation and amortization, included in cost of services, along with certain cost of services that management does not consider in assessing ongoing performance.

	(Thousands of Dollars) Year Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss)	$59,331	$(36,141)	$(187,087)	$(64,642)	$(45,586)
Acquisition, integration and expansion(a)	16,609	(4,674)	35,630	6,272	9,062
Offering-related expenses(b)	12,969	7,069	1,672	—	—
Commissioning costs	—	12,565	9,998	—	—
Impairment of assets(c)	—	—	185	3,914	11,098
Non-cash stock compensation(d)	17,166	10,578	1,985	312	2,417
Changes in value of financial instruments(e)	—	—	—	—	2,270
Other(f)	(11,138)	6,475	374	2,239	1,209
Adjusted Net Income (Loss)	$94,937	$(4,128)	$(137,243)	$(51,905)	$(19,530)
Per share data(g)
Net income (loss) per share, basic	$0.54	$(0.34)	$(2.14)	$(0.74)	$(0.52)
Net income (loss) per share, diluted	$0.54	$(0.34)	$(2.14)	$(0.74)	$(0.52)
Adjusted net income (loss) per share, basic	$0.87	$(0.04)	$(1.57)	$(0.59)	$(0.22)
Adjusted net income (loss) per share, diluted	$0.87	$(0.04)	$(1.57)	$(0.59)	$(0.22)

(a)
Represents professional fees, integration and divestiture costs, contingent value rights liability adjustments, earn-outs, lease-termination costs, severance, start-up and other costs associated with the acquisition of RockPile, the Acquired Trican Operations, the integration and the acquisition of Ultra Tech Frac Services, LLC, the asset acquisition from RSI and organic growth initiatives and wind-down of our Canadian operations. For the year ended December 31, 2018, $0.2 million was recorded in cost of services, $0.4 million was recorded in selling, general and administrative expenses, $2.7 million was recorded in gain on disposal of assets and $13.3 million was recorded in other expense, net. For the year ended December 31, 2017, $1.7 million was recorded in costs of services, $10.7 million was recorded in selling, general and administrative expense, $3.3 million gain was recorded in gain on disposal of assets and $13.8 million of income was recorded in other expense, net. For the year ended December 31, 2016, $13.9 million was recorded in costs of services, $21.4 million was recorded in selling, general and administrative expenses and $0.3 million was recorded in other expense, net. For the year ended December 31, 2015, $1.1 million was recorded in costs of services, $2.9 million was recorded in selling, general and administrative expenses, $0.6 million gain was recorded in gain on disposal of assets and $1.7 million was recorded in other expense, net. For the year ended December 31, 2014, $8.6 million was recorded in costs of services, $0.3 million was recorded in selling, general and administrative expenses and $0.2 million was recorded in other expense, net.

(b)
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

(c)	Represents non-cash impairment charges with respect to our long-lived assets and intangible assets.

(d)
In 2018 and 2017, represents non-cash amortization of equity awards issued under Keane Group, Inc.’s Equity and Incentive Award Plan (the “Plan”). According to the Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units and/or other deferred compensation. In 2016, 2015, and 2014, represents adjustments to the non-cash profit interests related to Keane Group Holdings, LLC. In all years, these costs were recorded in selling, general and administrative expenses.

(e)	Represents non-cash loss on debt extinguishment.

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

(g)
The pro forma earnings per unit amounts for 2017, 2016, 2015, and 2014 have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of our Existing Owners’ membership interests for the newly-created ownership interests. The computations of pro forma earnings per unit do not consider the 15,700,000 shares of common stock newly-issued by the Company to investors in the IPO.

	(Thousands of Dollars) Year Ended December 31,
	2018	2017	2016	2015	2014
Net income (loss)	$59,331	$(36,141)	$(187,087)	$(64,642)	$(45,586)
Depreciation and amortization	259,145	159,280	100,979	69,547	68,254
Interest expense, net	33,504	59,223	38,299	23,450	10,473
Income tax (benefit) expense(a)	4,270	150	(114)	793	366
EBITDA	$356,250	$182,512	$(47,923)	$29,148	$33,507
Acquisition, integration and expansion(b)	16,609	(4,674)	35,630	6,272	9,062
Offering-related expenses(c)	12,969	7,069	1,672	—	—
Commissioning costs	—	12,565	9,998	—	—
Impairment of assets(d)	—	—	185	3,914	11,098
Non-cash stock compensation(e)	17,166	10,578	1,985	312	2,417
Changes in value of financial instruments(f)	—	—	—		2,270
Other(g)	(11,138)	6,475	374	2,239	1,209
Adjusted EBITDA	$391,856	$214,525	$1,921	$41,885	$59,563

(a)
Income tax (benefit) expense as presented in the consolidated and combined statement of operations does not include the provision for Texas margin tax for 2016. For 2016, 2015, and 2014, income tax (benefit) includes add-back for income tax expense related to Canadian operations recorded in selling, general and administrative expenses in the consolidated statement of operations.

(b)
Represents professional fees, integration and divestiture costs, contingent value rights liability adjustments, earn-outs, lease-termination costs, severance, start-up and other costs associated with the acquisition of RockPile, the Acquired Trican Operations, the integration and the acquisition of Ultra Tech Frac Services, LLC, the asset acquisition from RSI and organic growth initiatives and wind-down of our Canadian operations. For the year ended December 31, 2018, $0.2 million was recorded in cost of services, $0.4 million was recorded in selling, general and administrative expenses, $2.7 million was recorded in gain on disposal of assets and $13.3 million was recorded in other expense, net. For the year ended December 31, 2017, $1.7 million was recorded in costs of services, $10.7 million was recorded in selling, general and administrative expense, $3.3 million gain was recorded in gain on disposal of assets and $13.8 million of income was recorded in other expense, net. For the year ended December 31, 2016, $13.9 million was recorded in costs of services, $21.4 million was recorded in selling, general and administrative expenses and $0.3 million was recorded in other expense, net. For the year ended December 31, 2015, $1.1 million was recorded in costs of services, $2.9 million was recorded in selling, general and administrative expenses, $0.6 million gain was recorded in gain on disposal of assets and $1.7 million was recorded in other expense, net. For the year ended December 31, 2014, $8.6 million was recorded in costs of services, $0.3 million was recorded in selling, general and administrative expenses and $0.2 million was recorded in other expense, net.

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

(e)
In 2018 and 2017, represents non-cash amortization of equity awards issued under Keane Group, Inc.’s Equity and Incentive Award Plan (the “Plan”). According to the Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units and/or other deferred compensation. In 2016, 2015, and 2014, represents adjustments to the non-cash profit interests related to Keane Group Holdings, LLC. In all years, these costs were recorded in selling, general and administrative expenses.

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

	(Thousands of Dollars) Year Ended December 31,
	2018	2017	2016	2015	2014
Gross profit (loss)	$230,863	$112,378	$(90,291)	$(8,722)	$4,381
Depreciation and amortization	245,597	147,142	94,519	68,283	67,735
Gross profit (loss) excluding depreciation and amortization	$476,460	$259,520	$4,228	$59,561	$72,116
Acquisition, integration and expansion(a)	227	1,806	13,599	1,133	—
Offering-related expenses(b)	—	1,266	—	—	—
Commissioning costs	—	12,368	9,998	—	—
Other expenses	—	—	—	220	—
Total Management adjustments	$227	$15,440	$23,597	$1,353	$—
Adjusted Gross Profit	$476,687	$274,960	$27,825	$60,914	$72,116

(a)
Represents professional fees, integration and divestiture costs, contingent value rights liability adjustments, earn-outs, lease-termination costs, severance, start-up and other costs associated with the acquisition of RockPile and the Acquired Trican Operations, the asset acquisition from RSI and organic growth initiatives and wind-down of our Canadian operations.

(b)
Represents professional fees and other miscellaneous expenses related to the Organizational Transactions, the Company's initial public offering and the sale of the Company’s stock by a selling stockholder in January 2018.

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
We reported net income of $59.3 million, or 0.54 per basic and diluted share, in 2018, compared to net loss of $36.1 million, or $(0.34) per basic and diluted share, in 2017. Excluding management adjustments, Adjusted Net Income (Loss) in 2018 and 2017 was $95.0 million and ($4.1) million, respectively, or $0.87 and $(0.04) per basic and diluted share, respectively. Refer to Item 6. Selected Financial Data for reconciliation between net income (loss) and Adjusted Net Income (Loss).
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

RESULTS OF OPERATIONS IN 2018 COMPARED TO 2017
Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2018	2017	2018	2017	$	%
Completion Services	$2,100,956	$1,527,287	98%	99%	$573,669	38%
Other Services	36,050	14,794	2%	1%	21,256	144%
Revenue	2,137,006	1,542,081	100%	100%	594,925	39%
Completion Services	1,622,106	1,269,263	76%	82%	352,843	28%
Other Services	38,440	13,298	2%	1%	25,142	189%
Costs of services	1,660,546	1,282,561	78%	83%	377,985	29%
Completion Services	241,169	141,385	11%	9%	99,784	71%
Other Services	4,428	5,757	0%	0%	(1,329)	(23%)
Depreciation and amortization	245,597	147,142	11%	10%	98,455	67%
Completion Services	237,681	116,639	11%	8%	121,042	104%
Other Services	(6,818)	(4,261)	0%	0%	(2,557)	60%
Gross profit	230,863	112,378	11%	7%	118,485	105%
Depreciation and amortization - selling, general and administrative	13,548	12,138	1%	1%	1,410	12%
Selling, general and administrative expenses	114,258	93,526	5%	6%	20,732	22%
(Gain) loss on disposal of assets	5,047	(2,555)	0%	0%	7,602	(298%)
Operating income	98,010	9,269	5%	1%	88,741	957%
Other income (expense), net	(905)	13,963	0%	1%	(14,868)	(106%)
Interest expense	(33,504)	(59,223)	(2%)	(4%)	25,719	(43%)
Total other expenses	(34,409)	(45,260)	(2%)	(3%)	10,851	(24%)
Income tax expense	(4,270)	(150)	0%	0%	(4,120)	2,747%
Net income (loss)	$59,331	$(36,141)	3%	(2%)	$95,472	(264%)

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
Depreciation and amortization.     In aggregate, depreciation and amortization expense increased by $99.9 million, or 63%, to $259.1 million in 2018 from $159.3 million in 2017. This change was primarily attributable to depreciation of additional equipment purchased in 2018 to maintain existing fleets, the purchase of newbuild equipment, the assets acquired from RSI, a full-year depreciation of assets acquired in the RockPile acquisition and changes in the estimated useful lives of certain assets during the first half of 2018.
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

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2017	2016	2017	2016	$	%
Completion Services	$1,527,287	$410,854	99%	98%	$1,116,433	272%
Other Services	14,794	9,716	1%	2%	5,078	52%
Revenue	1,542,081	420,570	100%	100%	1,121,511	267%
Completion Services	1,269,263	401,891	82%	96%	867,372	216%
Other Services	13,298	14,451	1%	3%	(1,153)	(8%)
Costs of services	1,282,561	416,342	83%	99%	866,219	208%
Completion Services	141,385	89,432	9%	21%	51,953	58%
Other Services	5,757	5,087	0%	1%	670	13%
Depreciation and amortization	147,142	94,519	10%	22%	52,623	56%
Completion Services	116,639	(80,469)	8%	(19%)	197,108	(245%)
Other Services	(4,261)	(9,822)	0%	(2%)	5,561	(57%)
Gross profit	112,378	(90,291)	7%	(21%)	202,669	(224%)
Depreciation and amortization - selling, general and administrative	12,138	6,460	1%	2%	5,678	88%
Selling, general and administrative expenses	93,526	53,155	6%	13%	40,371	76%
Gain on disposal of assets	(2,555)	(387)	0%	0%	(2,168)	560%
Impairment	—	185	0%	0%	(185)	(100%)
Operating income (loss)	9,269	(149,704)	1%	(36%)	158,973	(106%)
Other income, net	13,963	916	1%	0%	13,047	1,424%
Interest expense	(59,223)	(38,299)	(4%)	(9%)	(20,924)	55%
Total other expenses	(45,260)	(37,383)	(3%)	(9%)	(7,877)	21%
Income tax expense	(150)	—	0%	0%	(150)	—%
Net loss	$(36,141)	$(187,087)	(2%)	(44%)	$150,946	(81%)

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
Depreciation and amortization.     In aggregate, depreciation and amortization expense increased by $58.3 million, or 58%, to $159.3 million in 2017 from $101.0 million in 2016. This change was primarily attributable to depreciation of additional equipment purchased in 2017 to recondition existing fleets and the acquisition of the RockPile assets.
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
NON-GAAP FINANCIAL MEASURES
From time to time in our financial reports, we will use certain non-GAAP financial measures to provide supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitates review of our operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to our results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted Net Income (Loss), Adjusted EBITDA, and Adjusted Gross Profit (Loss) provide helpful information to analysts and investors to facilitate a comparison of our operating performance to that of other companies.
Adjusted Net Income (Loss) is defined as net income (loss) adjusted to eliminate certain items management does not consider in assessing ongoing performance. Adjusted EBITDA is defined as net income (loss) adjusted to eliminate the impact of interest, income taxes, depreciation and amortization, along with certain items management does not consider in assessing ongoing performance. Adjusted Gross Profit (Loss) is defined as gross profit (loss) adjusted to eliminate the impact of depreciation and amortization, along with cost of services that management does not consider in assessing ongoing performance.

PART IV
Item 15. Exhibits and Financial Schedules
The following documents are filed as part of this Amendment:
Financial Statements
No financial statements are filed with this Amendment.
Financial Statement Schedules:
No financial statement schedules are filed with this Amendment.

Exhibits
The exhibits listed in the Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report. We are filing the following documents as exhibits to this Amendment.

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

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2019.

Keane Group, Inc. (Registrant)

By:	/s/ Robert W. Drummond
Robert W. Drummond
Chief Executive Officer and Director
(Principal Executive Officer)