Form 10-Q/A
period 2019-03-31
Keane Group, Inc.
filed 2019-08-19
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
Keane Group, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this "Amendment") for the quarter ended March 31, 2019, which was originally filed with the Securities and Exchange Commission ("SEC") on May 7, 2019 (the "Original Filing"). In response to an SEC comment letter dated August 12, 2019, this Amendment makes certain revisions to the cover page and Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Original Filing to reflect the following revisions:

•	detail the three reconciliations of our non-GAAP measures of adjusted net income from Net Income, adjusted EBITDA from Net Income and adjusted gross profit from gross profit; and

•	revise measures of gross profit in Results of Operation to reflect revenues net of all costs of services, including applicable depreciation and amortization.
In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by the Company's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part II, "Item 6. Exhibits" hereof.
Except for the foregoing amended information or where otherwise noted, this Amendment does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.
This Amendment should be read in conjunction with the Original Filing.
The Company is concurrently filing an amendment to its Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 (the "10-K Amendment") to reflect changes in Part II, "Item 6. Selected Financial Data" and Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and an amendment to its Form 10-Q for the quarter ended June 30, 2019 filed on July 31, 2019 (the "10-Q Amendment") to conform to changes made to the results of operations included in the 10-K Amendment and this Amendment. The 10-K Amendment and 10-Q Amendment being filed concurrently with this Amendment to modify certain line items of the results of operations, revising the gross profit measures to reflect revenues net of all cost of services, including applicable depreciation and amortization, and breaking out reconciliations of non-GAAP measures to most directly comparable GAAP measures.

PART I

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
We reported net loss of $21.8 million, or $0.21 per basic and diluted share, during the three months ended March 31, 2019, compared to net loss of $8.2 million, or $0.07 per basic and diluted share, during the three months ended March 31, 2018. The following tables reconcile net income (loss) to Adjusted Net Income (Loss) Adjusted EBITDA, net income (loss) to Adjusted EBITDA, and gross profit (loss) to Adjusted Gross Profit (Loss) for the three months ended March 31, 2019 and 2018.

	(Thousands of Dollars) Three Months Ended March 31, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$17,967	$(2,170)	$(37,603)	$(21,806)
Non-cash stock compensation(1)	—	—	3,973	3,973
Other(2)	—	—	4,120	4,120
Adjusted Net Income (Loss)	$17,967	$(2,170)	$(29,510)	$(13,713)
Per share data
Net loss per share, basic				$(0.21)
Net loss per share, diluted				$(0.21)
Adjusted net loss per share, basic				$(0.13)
Adjusted net loss per share, diluted				$(0.13)

(1)
Represents non-cash amortization of equity awards issued under Keane Group, Inc.'s Equity and Incentive Award Plan (the "Equity Plan"). According to the Equity Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses.

(2)	Represents legal contingencies, which is recorded in selling, general and administrative expenses.

	(Thousands of Dollars) Three Months Ended March 31, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$54,265	$(2,177)	$(60,331)	$(8,243)
Acquisition, integration and expansion(1)	—	—	13,254	13,254
Offering-related expense(2)	—	—	12,969	12,969
Non-cash stock compensation(3)	—	—	3,073	3,073
Adjusted Net Income (Loss)	$54,265	$(2,177)	$(31,035)	$21,053
Per share data
Net loss per share, basic				$(0.07)
Net loss per share, diluted				$(0.07)
Adjusted net income per share, basic				$0.19
Adjusted net income per share, diluted				$0.19

(1)
Represents adjustment to the contingent value right liability associated with the acquisition of RockPile Energy Services, LLC and its subsidiaries from RockPile Energy Holdings, LLC based on the final agreed-upon settlement.

(2)
Represents primarily professional fees and other miscellaneous expenses to consummate the secondary common stock offering completed in January 2018. These expenses were recorded in selling, general and administrative expenses, as Keane did not receive any proceeds in the offering to offset the expenses.

(3)	Represents non-cash amortization of equity awards issued under the Equity Plan, which is recorded in selling, general and administrative expenses.

	(Thousands of Dollars) Three Months Ended March 31, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$17,967	$(2,170)	$(37,603)	$(21,806)
Depreciation and amortization	66,747	873	3,856	71,476
Interest expense, net	—	—	5,395	5,395
Income tax expense	—	—	974	974
EBITDA	$84,714	$(1,297)	$(27,378)	$56,039
Plus Management Adjustments:
Non-cash stock compensation(1)	—	—	3,973	3,973
Other(2)	—	—	4,120	4,120
Adjusted EBITDA	$84,714	$(1,297)	$(19,285)	$64,132

(1)
Represents non-cash amortization of equity awards issued under the Equity Plan. According to the Equity Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses.

(2)	Represents legal contingencies, which is recorded in selling, general and administrative expenses.

	(Thousands of Dollars) Three Months Ended March 31, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net Income (Loss)	$54,265	$(2,177)	$(60,331)	$(8,243)
Depreciation and amortization	55,180	1,398	3,473	60,051
Interest expense, net	—	—	6,990	6,990
Income tax expense	—	—	3,168	3,168
EBITDA	$109,445	$(779)	$(46,700)	$61,966
Plus Management Adjustments:
Acquisition, integration and expansion(1)	—	—	13,254	13,254
Offering-related expense(2)	—	—	12,969	12,969
Non-cash stock compensation(3)	—	—	3,073	3,073
Adjusted EBITDA	$109,445	$(779)	$(17,404)	$91,262

(1)
Represents adjustment to the contingent value right liability associated with the acquisition of RockPile Energy Services, LLC and its subsidiaries from RockPile Energy Holdings, LLC based on the final agreed-upon settlement.

(2)
Represents primarily professional fees and other miscellaneous expenses to consummate the secondary common stock offering completed in January 2018. These expenses were recorded in selling, general and administrative expenses, as Keane did not receive any proceeds in the offering to offset the expenses.

(3)	Represents non-cash amortization of equity awards issued under the Equity Plan, which is recorded in selling, general and administrative expenses.

	(Thousands of Dollars) Three Months Ended March 31, 2019
	Completion Services	Other Services	Total
Gross profit (loss)	$18,558	$(2,170)	$16,388
Depreciation and amortization	66,747	873	67,620
Gross profit (loss) excluding depreciation and amortization	$85,305	$(1,297)	$84,008
Total management adjustments	—	—	—
Adjusted Gross Profit (Loss)	$85,305	$(1,297)	$84,008

	(Thousands of Dollars) Three Months Ended March 31, 2018
	Completion Services	Other Services	Total
Gross profit (loss)	$55,207	$(2,177)	$53,030
Depreciation and amortization	55,180	1,398	56,578
Gross profit (loss) excluding depreciation and amortization:	$110,387	$(779)	$109,608
Total management adjustments	—	—	—
Adjusted Gross Profit (Loss)	$110,387	$(779)	$109,608
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

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018
Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

	Three Months Ended March 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$411,975	$507,451	98%	99%	$(95,476)	(19%)
Other Services	9,679	5,565	2%	1%	4,114	74%
Revenue	421,654	513,016	100%	100%	(91,362)	(18%)
Completion Services	326,670	397,064	77%	77%	(70,394)	(18%)
Other Services	10,976	6,344	3%	1%	4,632	73%
Costs of services	337,646	403,408	80%	79%	(65,762)	(16%)
Completion Services	66,747	55,180	16%	11%	11,567	21%
Other Services	873	1,398	0%	0%	(525)	(38%)
Depreciation and amortization	67,620	56,578	16%	11%	11,042	20%
Completion Services	18,558	55,207	4%	11%	(36,649)	(66%)
Other Services	(2,170)	(2,177)	(1%)	0%	7	0%
Gross profit	16,388	53,030	4%	10%	(36,642)	(69%)
Depreciation and amortization - selling, general and administrative	3,856	3,473	1%	1%	383	11%
Selling, general and administrative expenses	27,936	33,884	7%	7%	(5,948)	(18%)
Loss on disposal of assets	481	769	0%	0%	(288)	(37%)
Operating income (loss)	(15,885)	14,904	(4%)	3%	(30,789)	(207%)
Other income (expenses), net	448	(12,989)	0%	(3%)	13,437	(103%)
Interest expense	(5,395)	(6,990)	(1%)	(1%)	1,595	(23%)
Total other expenses	(4,947)	(19,979)	(1%)	(4%)	15,032	(75%)
Income tax expense	(974)	(3,168)	0%	(1%)	2,194	(69%)
Net income (loss)	$(21,806)	$(8,243)	(5%)	(2%)	$(13,563)	165%

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

Depreciation and amortization:     In aggregate, depreciation and amortization expense as a percentage of revenues was 17% and 12% during the three months ended March 31, 2019 and 2018, respectively, an increase as a percentage of revenue of 5%. Total depreciation expense increased by $11.4 million, or 19%, to $71.5 million during the three months ended March 31, 2019 from $60.1 million during the three months ended March 31, 2018. This change was primarily attributable to depreciation of additional equipment purchased and equipment acquired in the asset acquisition from Refinery Specialties, Incorporated subsequent to the first quarter of 2018, in addition to depreciation related to maintenance capital expenditures.
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
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of our quarterly report on Form 10-Q, as well as our consolidated and combined financial statements and related notes included in Part II, "Item 8. Financial Statements and Supplementary Data" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART II
Item 6. Exhibits
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