Form 10-Q/A
period 2019-06-30
Keane Group, Inc.
filed 2019-08-19
CIK 1688476

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

Explanatory Note
Keane Group, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this "Amendment") for the quarter ended June 30, 2019, which was originally filed with the Securities and Exchange Commission ("SEC") on July 31, 2019 (the "Original Filing"). In response to an SEC comment letter dated August 12, 2019, this Amendment makes certain revisions to the cover page and Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Original Filing to reflect the following revisions:

•	detail the three reconciliations of our non-GAAP measures of adjusted net income from Net Income, adjusted EBITDA from Net Income and adjusted gross profit from gross profit; and

•	revise measures of gross profit to reflect revenues net of all costs of services, including applicable depreciation and amortization.
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
The Company is concurrently filing an amendment to its Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 (the "10-K Amendment") to reflect changes in Part II, "Item 6. Selected Financial Data" and Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and an amendment to its Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 (the "10-Q Amendment") to conform to changes made to the results of operations included in the 10-K Amendment and this Amendment. The 10-K Amendment and 10-Q Amendment being filed concurrently with this Amendment to modify certain line items of the results of operations, revising the gross profit measures to reflect revenues net of all cost of services, including applicable depreciation and amortization, and breaking out reconciliations of non-GAAP measures to most directly comparable GAAP measures.

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
We reported net loss of $5.0 million, or $0.05 per basic and diluted share during the three months ended June 30, 2019, compared to net income of $30.7 million or $0.28 and $0.27, per basic and diluted share, respectively, during the three months ended June 30, 2018. We reported net loss of $26.8 million, or $0.26 per basic and diluted share during the six months ended June 30, 2019, compared to net income of $22.4 million or $0.20 per basic and diluted share, during the six months ended June 30, 2018. The following tables reconcile net income (loss) to Adjusted Net Income (Loss), net income (loss) to Adjusted EBITDA, and gross profit (loss) to Adjusted Gross Profit (Loss) for the three and six months ended June 30, 2019 and 2018.

	(Thousands of Dollars) Three Months Ended June 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$36,856	$468	$(42,305)	$(4,981)
Acquisition, integration and expansion(1)	—	—	6,108	6,108
Non-cash stock compensation(2)	—	—	5,637	5,637
Other	—	—	(326)	(326)
Adjusted Net Income (Loss)	$36,856	$468	$(30,886)	$6,438
Per share data
Net loss per share, basic				$(0.05)
Net loss per share, diluted				$(0.05)
Adjusted net income per share, basic				$0.06
Adjusted net income per share, diluted				$0.06

(1)	Represents transaction costs related to the Merger with C&J Energy Services.

(2)
Represents non-cash amortization of equity awards issued under Keane Group, Inc.'s Equity and Incentive Award Plan (the "Equity Plan"). According to the Equity Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses

	(Thousands of Dollars) Three Months Ended June 30, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$75,694	$(1,716)	$(43,311)	$30,667
Acquisition, integration and expansion(1)	—	—	2,827	2,827
Non-cash stock compensation(2)	—	—	4,040	4,040
Other(3)	—	—	989	989
Adjusted Net Income (Loss)	$75,694	$(1,716)	$(35,455)	$38,523
Per share data
Net income per share, basic				$0.28
Net income per share, diluted				$0.27
Adjusted net income per share, basic				$0.35
Adjusted net income per share, diluted				$0.35

(1)
Represents primarily a markdown to fair value of real estate pending for sale in Mathis, Texas acquired during the acquisition of a majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the "Acquired Trican Operations"). This loss was recorded in (gain) loss on disposal of assets.

(2)
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

(3)
Represents primarily rating agency fees for establishing initial ratings in connection with entering into a new $350 million senior secured term facility. These expenses were recorded in selling, general and administrative expenses.

	(Thousands of Dollars) Six Months Ended June 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$54,823	$(1,702)	$(79,908)	$(26,787)
Acquisition, integration and expansion(1)	—	—	6,108	6,108
Non-cash stock compensation(2)	—	—	9,610	9,610
Other(3)	—	—	3,794	3,794
Adjusted Net Income (Loss)	$54,823	$(1,702)	$(60,396)	$(7,275)
Per share data
Net loss per share, basic				$(0.26)
Net loss per share, diluted				$(0.26)
Adjusted net income per share, basic				$(0.07)
Adjusted net income per share, diluted				$(0.07)

(1)	Represents transaction costs related to the Merger with C&J Energy Services.

(2)
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

(3)	Represents legal contingencies, which is recorded in selling, general and administrative expenses.

	(Thousands of Dollars) Six Months Ended June 30, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$129,959	$(3,893)	$(103,642)	$22,424
Acquisition, integration and expansion(1)	—	—	16,081	16,081
Offering-related expenses(2)			12,969	12,969
Non-cash stock compensation(3)	—	—	7,113	7,113
Other(4)	—	—	989	989
Adjusted Net Income (Loss)	$129,959	$(3,893)	$(66,490)	$59,576
Per share data
Net income per share, basic				$0.20
Net income per share, diluted				$0.20
Adjusted net income per share, basic				$0.53
Adjusted net income per share, diluted				$0.53

(1)
Represents adjustment to the Contingent Value Right (CVR) liability based on the final agreed-upon settlement, which was recorded in other income (expense), net and a markdown to fair value of real estate pending for sale in Mathis, Texas acquired during the acquisition of the Acquired Trican Operations, which was recorded in (gain) loss on disposal of assets.

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

(4)
Represents primarily rating agency fees for establishing initial ratings in connection with entering into a new $350 million senior secured term facility. These expenses were recorded in selling, general and administrative expenses.

	Three Months Ended June 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$36,856	$468	$(42,305)	$(4,981)
Depreciation and amortization	65,672	631	3,583	69,886
Interest expense, net	—	—	5,477	5,477
Income tax expense	—	—	564	564
EBITDA	$102,528	$1,099	$(32,681)	$70,946
Plus Management Adjustments:
Acquisition, integration and expansion(1)	—	—	6,108	6,108
Non-cash stock compensation(2)	—	—	5,637	5,637
Other	—	—	(326)	(326)
Adjusted EBITDA	$102,528	$1,099	$(21,262)	$82,364

(1)	Represents transaction costs related to the Merger with C&J Energy Services.

(2)
Represents non-cash amortization of equity awards issued under the Equity Plan. According to the Equity Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses

	Three Months Ended June 30, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$75,694	$(1,716)	$(43,311)	$30,667
Depreciation and amortization	54,618	1,319	3,467	59,404
Interest expense, net	—	—	14,317	14,317
Income tax expense	—	—	(936)	(936)
EBITDA	$130,312	$(397)	$(26,463)	$103,452
Plus Management Adjustments:
Acquisition, integration and expansion(1)	—	—	2,827	2,827
Non-cash stock compensation (2)	—	—	4,040	4,040
Other(3)	—	—	989	989
Adjusted EBITDA	$130,312	$(397)	$(18,607)	$111,308

(1)
Represents primarily a markdown to fair value of real estate pending for sale in Mathis, Texas acquired during the acquisition of a majority of the U.S. assets and assumed certain liabilities of Trican Well Service, L.P. (the "Acquired Trican Operations"). This loss was recorded in (gain) loss on disposal of assets.

(2)
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

(3)
Represents primarily rating agency fees for establishing initial ratings in connection with entering into a new $350 million senior secured term facility. These expenses were recorded in selling, general and administrative expenses.

	Six Months Ended June 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$54,823	$(1,702)	$(79,908)	$(26,787)
Depreciation and amortization	132,419	1,504	7,439	141,362
Interest expense, net	—	—	10,872	10,872
Income tax expense	—	—	1,538	1,538
EBITDA	$187,242	$(198)	$(60,059)	$126,985
Plus Management Adjustments:
Acquisition, integration and expansion(1)	—	—	6,108	6,108
Non-cash stock compensation(2)	—	—	9,610	9,610
Other(3)	—	—	3,794	3,794
Adjusted EBITDA	$187,242	$(198)	$(40,547)	$146,497

(1)	Represents transaction costs related to the Merger with C&J Energy Services.

(2)
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

(3)	Represents legal contingencies, which is recorded in selling, general and administrative expenses.

	Six Months Ended June 30, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net income (loss)	$129,959	$(3,893)	$(103,642)	$22,424
Depreciation and amortization	109,798	2,717	6,940	119,455
Interest expense, net	—	—	21,307	21,307
Income tax expense	—	—	2,232	2,232
EBITDA	$239,757	$(1,176)	$(73,163)	$165,418
Plus Management Adjustments:
Acquisition, integration and expansion(1)	—	—	16,081	16,081
Offering-related expenses(2)	—	—	12,969	12,969
Non-cash stock compensation(3)	—	—	7,113	7,113
Other(4)	—	—	989	989
Adjusted EBITDA	$239,757	$(1,176)	$(36,011)	$202,570

(1)
Represents adjustment to the Contingent Value Right (CVR) liability based on the final agreed-upon settlement, which was recorded in other income (expense), net and a markdown to fair value of real estate pending for sale in Mathis, Texas acquired during the acquisition of the Acquired Trican Operations, which was recorded in (gain) loss on disposal of assets.

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

(4)
Represents primarily rating agency fees for establishing initial ratings in connection with entering into a new $350 million senior secured term facility. These expenses were recorded in selling, general and administrative expenses.

	(Thousands of Dollars) Three Months Ended June 30, 2019
	Completion Services	Other Services	Total
Gross profit (loss)	$36,459	$468	$36,927
Depreciation and amortization	65,672	631	66,303
Gross profit (loss) excluding depreciation and amortization:	$102,131	$1,099	$103,230
Total management adjustments	—	—	—
Adjusted Gross Profit (Loss)	$102,131	$1,099	$103,230

	(Thousands of Dollars) Three Months Ended June 30, 2018
	Completion Services	Other Services	Total
Gross profit (loss)	$76,627	$(1,716)	$74,911
Depreciation and amortization	54,618	1,319	55,937
Gross profit (loss) excluding depreciation and amortization:	$131,245	$(397)	$130,848
Total management adjustments	—	—	—
Adjusted Gross Profit (Loss)	$131,245	$(397)	$130,848

	(Thousands of Dollars) Six Months Ended June 30, 2019
	Completion Services	Other Services	Total
Gross profit (loss)	$55,016	$(1,701)	$53,315
Depreciation and amortization	132,419	1,504	133,923
Gross profit (loss) excluding depreciation and amortization:	$187,435	$(197)	$187,238
Total management adjustments	—	—	—
Adjusted Gross Profit (Loss)	$187,435	$(197)	$187,238

	(Thousands of Dollars) Six Months Ended June 30, 2018
	Completion Services	Other Services	Total
Gross profit (loss)	$131,834	$(3,893)	$127,941
Depreciation and amortization	109,798	2,717	112,515
Gross profit (loss) excluding depreciation and amortization:	$241,632	$(1,176)	$240,456
Total management adjustments	—	—	—
Adjusted Gross Profit (Loss)	$241,632	$(1,176)	$240,456

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
For additional information on market conditions and our liquidity and capital resources, see "Liquidity and Capital Resources."
Current highlights
Safety

•	We achieved a rolling 12-month average total recordable incident rate of 0.36 during the second quarter of 2019, which remains substantially less than the industry average.
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

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

	Three Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$420,363	$569,929	98%	99%	$(149,566)	(26%)
Other Services	7,370	8,604	2%	1%	(1,234)	(14%)
Revenue	427,733	578,533	100%	100%	(150,800)	(26%)
Completion Services	318,232	438,684	74%	76%	(120,452)	(27%)
Other Services	6,271	9,001	1%	2%	(2,730)	(30%)
Costs of services	324,503	447,685	76%	77%	(123,182)	(28%)
Completion Services	65,672	54,618	15%	9%	11,054	20%
Other Services	631	1,319	0%	0%	(688)	(52%)
Depreciation and amortization	66,303	55,937	16%	10%	10,366	19%
Completion Services	36,459	76,627	9%	13%	(40,168)	(52%)
Other Services	468	(1,716)	0%	0%	2,184	(127%)
Gross profit (loss)	36,927	74,911	9%	13%	(37,984)	(51%)
Depreciation and amortization - selling, general and administrative	3,583	3,467	1%	1%	116	3%
Selling, general and administrative expenses	32,571	24,125	8%	4%	8,446	35%
(Gain) loss on disposal of assets	(330)	3,287	0%	1%	(3,617)	(110%)
Operating income	1,103	44,032	0%	8%	(42,929)	(97%)
Other income (expenses), net	(43)	16	0%	0%	(59)	(369%)
Interest expense	(5,477)	(14,317)	(1%)	(2%)	8,840	(62%)
Total other expenses	(5,520)	(14,301)	(1%)	(2%)	8,781	(61%)
Income tax expense	(564)	936	0%	0%	(1,500)	(160%)
Net income (loss)	$(4,981)	$30,667	(1%)	5%	$(35,648)	(116%)

Gross Profit:     Gross profit during the three months ended June 30, 2019 decreased by $38.0 million, or 51%, to $36.9 million from $74.9 million during the three months ended June 30, 2018. This change in gross profit by reportable segment is discussed below.
Completion Services:     Gross profit for Completion Services decreased by $40.2 million, or 52%, to $36.5 million during the three months ended June 30, 2019 from $76.6 million during the three months ended June 30, 2018. Gross profit for Completion Services decreased primarily related to a decrease in our fully utilized fleet year over year and pricing pressures from market conditions.
Other Services:     Gross profit (loss) for Other Services increased by $2.2 million, or 127%, to $0.5 million during the three months ended June 30, 2019 from $(1.7) million during the three months ended June 30, 2018. Gross profit (loss) for Other Services was driven by strong execution, in addition to our decision in the first quarter of 2019 to idle activity in one of our operating regions.

Equipment Utilization:     In aggregate, depreciation and amortization expense as a percentage of revenues was 16% and 10% during the three months ended June 30, 2019 and 2018, respectively. Loss on disposal of assets decreased by $3.6 million, or 110%, to a gain of $0.3 million during the three months ended June 30, 2019 from a loss of $3.3 million during the three months ended June 30, 2018. The change in depreciation and amortization was primarily related to additional equipment purchases from an acquisition in late 2018, maintenance spend for fleet readiness, and other equipment used for enhancing safety and efficiency through our multi-faceted approach of surface, digital and downhole technologies. The decrease in loss is primarily related to loss generated in the second quarter of 2018 as a result of the Mathis facility sale for $2.7 million, combined with gains generated on the sale of tractors in second quarter of 2019.
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

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$832,338	$1,077,380	98%	99%	$(245,042)	(23%)
Other Services	17,049	14,169	2%	1%	2,880	20%
Revenue	849,387	1,091,549	100%	100%	(242,162)	(22%)
Completion Services	644,903	835,748	76%	77%	(190,845)	(23%)
Other Services	17,246	15,345	2%	1%	1,901	12%
Costs of services	662,149	851,093	78%	78%	(188,944)	(22%)
Completion Services	132,419	109,798	16%	10%	22,621	21%
Other Services	1,504	2,717	0%	0%	(1,213)	(45%)
Depreciation and amortization	133,923	112,515	16%	10%	21,408	19%
Completion Services	55,016	131,834	6%	12%	(76,818)	(58%)
Other Services	(1,701)	(3,893)	0%	0%	2,192	(56%)
Gross profit (loss)	53,315	127,941	6%	12%	(74,626)	(58%)
Depreciation and amortization - selling, general and administrative	7,439	6,940	1%	1%	499	7%
Selling, general and administrative expenses	60,507	58,009	7%	5%	2,498	4%
Loss on disposal of assets	151	4,056	0%	0%	(3,905)	(96%)
Operating income (loss)	(14,782)	58,937	(2%)	5%	(73,719)	(125%)
Other income (expenses), net	405	(12,973)	0%	(1%)	13,378	(103%)
Interest expense	(10,872)	(21,307)	(1%)	(2%)	10,435	(49%)
Total other expenses	(10,467)	(34,280)	(1%)	(3%)	23,813	(69%)
Income tax expense	(1,538)	(2,232)	0%	0%	694	(31%)
Net income (loss)	$(26,787)	$22,424	(3%)	2%	$(49,211)	(219%)

Gross Profit:     Gross profit during the six months ended June 30, 2019 decreased by $74.6 million, or 58%, to $53.3 million from $127.9 million during the six months ended June 30, 2018. This change in gross profit by reportable segment is discussed below.
Completion Services:     Gross profit for Completion Services decreased by $76.8 million, or 58%, to $55.0 million during the six months ended June 30, 2019 from $131.8 million during the six months ended June 30, 2018. Gross profit for Completion Services decreased primarily related to a decrease in our fully utilized fleet year over year and pricing pressures from market conditions.
Other Services:     Gross loss for Other Services decreased by $2.2 million, or 56%, to $(1.7) million during the six months ended June 30, 2019 from $(3.9) million during the six months ended June 30, 2018. Gross loss decrease for Other Services was driven by strong execution, in addition to our decision in the first quarter of 2019 to idle activity in one of our operating regions.
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