Form 10-Q
period 2019-09-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2019-11-07
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-37988

NexTier Oilfield Solutions Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware			38-4016639
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

3990 Rogerdale Rd.	Houston	Texas	77042
(Address of Principal Executive Offices)			(Zip Code)
(713) 325-6000
(Registrant's Telephone Number, Including Area Code)
Keane Group, Inc.
1800 Post Oak Boulevard, Suite 450
Houston, TX 77056
(Former Name, Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01, par value	NEX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 5, 2019, the registrant had 210,225,787 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our business strategy;

•	our plans, objectives, expectations and intentions;

•	the impact of the consummation of the merger with C&J Energy Services, Inc. ("C&J") on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;

•	our future operating results;

•	the competitive nature of the industry in which we conduct our business, including pricing pressures;

•	crude oil and natural gas commodity prices;

•	demand for services in our industry;

•	the impact of pipeline capacity constraints;

•	the impact of adverse weather conditions;

•	the effects of government regulation;

•	legal proceedings, liability claims and effect of external investigations;

•	the effect of a loss of, or the financial distress of, one or more key customers;

•	our ability to obtain or renew customer contracts;

•	the effect of a loss of, or interruption in operations of, one or more key suppliers;

•	our ability to maintain the right level of commitments under our supply agreements;

•	the market price and availability of materials or equipment;

•	the impact of new technology;

•	our ability to employ a sufficient number of skilled and qualified workers;

•	our ability to obtain permits, approvals and authorizations from governmental and third parties;

•	planned acquisitions and future capital expenditures;

•	our ability to maintain effective information technology systems;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	our ability to service our debt obligations;

•	financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital;

•	the market volatility of our stock;

•	our ability or intention to pay dividends or to effectuate repurchases of our common stock; and

•	the impact of our corporate governance structure.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,025	$80,206
Trade and other accounts receivable, net	196,222	210,428
Inventories, net	21,585	35,669
Assets held for sale	264	176
Prepaid and other current assets	6,309	5,784
Total current assets	381,405	332,263
Operating lease right-of-use assets	41,429	—
Finance lease right-of-use assets	8,971	—
Property and equipment, net	437,262	531,319
Goodwill	132,524	132,524
Intangible assets	51,080	51,904
Other noncurrent assets	6,156	6,569
Total assets	$1,058,827	$1,054,579

Liabilities and Stockholders' Equity
Liabilities
Current liabilities:
Accounts payable	$106,118	$106,702
Accrued expenses	79,249	101,539
Current maturities of long-term operating lease liabilities	19,378	—
Current maturities of long-term finance lease liabilities	4,175	4,928
Current maturities of long-term debt	2,352	2,776
Customer contract liabilities	471	60
Stock-based compensation	—	4,281
Other current liabilities	1,626	294
Total current liabilities	213,369	220,580
Long-term operating lease liabilities, less current maturities	22,061	—
Long-term finance lease liabilities, less current maturities	5,550	5,581
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	335,965	337,954
Other noncurrent liabilities	9,878	3,283
Total noncurrent liabilities	373,454	346,818
Total liabilities	586,823	567,398

Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 105,030 and 104,188 shares, respectively)	1,039	1,038
Paid-in capital in excess of par value	471,361	455,447
Retained earnings	9,595	31,494
Accumulated other comprehensive loss	(9,991)	(798)
Total stockholders' equity	472,004	487,181

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Condensed Consolidated Balance Sheets
(Amounts in thousands)

Total liabilities and stockholders' equity	$1,058,827	$1,054,579
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$443,953	$558,908	$1,293,340	$1,650,457
Operating costs and expenses:
Cost of services(1)	333,438	436,799	995,587	1,287,892
Depreciation and amortization	68,708	68,287	210,069	187,742
Selling, general and administrative expenses	33,230	27,783	93,737	85,792
Loss on disposal of assets	679	1,113	831	5,169
Total operating costs and expenses	436,055	533,982	1,300,224	1,566,595
Operating income (loss)	7,898	24,926	(6,884)	83,862
Other income (expense):
Other income (expense), net	55	14,454	460	1,481
Interest expense, net(2)	(5,215)	(5,978)	(16,087)	(27,285)
Total other income (expense)	(5,160)	8,476	(15,627)	(25,804)
Income (loss) before income taxes	2,738	33,402	(22,511)	58,058
Income tax (expense) benefit	820	(2,623)	(718)	(4,855)
Net income (loss)	3,558	30,779	(23,229)	53,203
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	28	(29)	(37)
Hedging activities	(2,120)	1,119	(8,664)	3,429
Total comprehensive income (loss)	$1,438	$31,926	$(31,922)	$56,595

Net income (loss) per share:
Basic net income (loss) per share	$0.03	$0.28	$(0.22)	$0.48
Diluted net income (loss) per share	0.03	0.28	(0.22)	0.48

Weighted-average shares outstanding: basic	104,899	108,825	104,721	110,706
Weighted-average shares outstanding: diluted	105,259	108,990	105,080	110,871

(1) Cost of services during the three and nine months ended September 30, 2019 excludes depreciation of $65.2 million and $199.2 million, respectively. Cost of services during the three and nine months ended September 30, 2018 excludes depreciation of $65.4 million and $177.9 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization disclosed separately.
(2) Interest expense, net during the nine months ended September 30, 2018 includes $7.6 million in write-offs of deferred financing costs incurred in connection with the extinguishment of the Company's pre-existing 2017 term loan facility.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value		Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	$1,038	$455,447		$31,494	$(798)	$487,181
Stock-based compensation(1)	2	8,277		—	—	8,279
Shares repurchased and retired related to stock-based compensation	—	(2,861)		—	—	(2,861)
Other comprehensive loss	—	—		—	(3,139)	(3,139)
New lease standard implementation	—	—		1,330	—	1,330
Net loss	—	—		(21,806)	—	(21,806)
Balance as of March 31, 2019	$1,040	$460,863		$11,018	$(3,937)	$468,984
Stock-based compensation(1)	—	5,637		—	—	5,637
Shares repurchased and retired related to stock-based compensation	(1)	(505)		—	—	(506)
Other comprehensive loss	—	—		—	(3,878)	(3,878)
Net loss	—	—		(4,981)		(4,981)
Balance as of June 30, 2019	$1,039	$465,995		$6,037	$(7,815)	$465,256
Stock-based compensation(1)	—	5,488	—	—	—	5,488
Shares repurchased and retired related to stock-based compensation	—	(122)		—	—	(122)
Other comprehensive loss	—	—		—	(2,176)	(2,176)
Net Income	—	—		3,558		3,558
Balance as of September 30, 2019	$1,039	$471,361		$9,595	$(9,991)	$472,004

(1)
Stock-based compensation during the nine months ended September 30, 2019 includes stock-based compensation expense recognized during the period of $15.1 million and the vested deferred stock awards of $4.3 million. Refer to Note (9) Stock-Based Compensation for further discussion of the Company's stock-based compensation.

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained (deficit) / earnings	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2017	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Stock-based compensation(2)	2	7,352	—	—	7,354
Shares repurchased and retired related to stock-based compensation	(1)	(3,338)	—	—	(3,339)
Other comprehensive income	—	—	—	2,106	2,106
Net loss	—	—	(8,243)	—	(8,243)
Balance as of March 31, 2018	$1,119	$545,088	$(35,615)	$378	$510,970
Stock-based compensation(2)	3	4,037	—	—	4,040
Shares repurchased and retired related to stock repurchase program	(26)	(38,825)	(1,273)	—	(40,124)
Other comprehensive income	—	—	—	(172)	(172)
Net income	—	—	30,667	—	30,667
Balance as of June 30, 2018	$1,096	$510,300	$(6,221)	$206	$505,381
Stock-based compensation(2)	—	4,808	—	—	4,808
Shares repurchased and retired related to stock-based compensation	—	(76)	—	—	(76)
Shares repurchased and retired related to stock repurchase program	(24)	(29,278)	—	—	(29,302)
Other comprehensive income	—	—	—	985	985
Net income	—	—	30,779	—	30,779
Balance as of September 30, 2018	$1,072	$485,754	$24,558	$1,191	$512,575

(2)
Stock-based compensation during the nine months ended September 30, 2018 includes stock-based compensation expense recognized during the period of $11.9 million and the vested deferred stock awards of $4.3 million.

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(23,229)	$53,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	210,069	187,742
Amortization of deferred financing fees	966	2,329
Loss on debt extinguishment, including prepayment premiums	—	7,550
Loss on disposal of assets	831	5,169
Loss on contingent consideration liability	—	13,254
Realized gain on derivative	(500)	(473)
Stock-based compensation	15,125	11,924
Gain on insurance proceeds recognized in other income	—	(14,892)
Unrealized gain (loss) on derivative	(8,664)	3,429
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable, net	14,477	(8,432)
Decrease in inventories	14,084	4,171
Increase in prepaid and other current assets	(626)	(1,463)
Increase in other assets	(41,891)	(3,129)
Increase in accounts payable	15,803	15,345
Decrease in accrued expenses	(22,284)	(19,980)
Increase (decrease) in customer contract liabilities	411	(3,720)
Increase (decrease) in other liabilities	51,007	(923)
Net cash provided by operating activities	225,579	251,104
Cash flows from investing activities:
Acquisition of business	—	(35,003)
Purchase of property and equipment	(154,107)	(211,962)
Advances of deposit on equipment	(5,049)	(3,801)
Implementation of software	(3,321)	(708)
Proceeds from disposal of assets	23,449	2,512
Payments for leasehold improvements	—	(1,574)
Equity method investment	—	(1,163)
Proceeds from insurance recoveries	223	18,222
Net cash used in investing activities	(138,805)	(233,477)
Cash flows from financing activities:
Proceeds from the term loan facility	—	348,250
Payments on the secured notes and term loan facility	(2,625)	(284,077)
Payments on finance leases	(3,814)	(2,874)
Payment of debt issuance costs	—	(7,331)
Payments on contingent consideration liability	—	(11,962)
Shares repurchased and retired related to share repurchase program	—	(69,426)
Shares repurchased and retired related to stock-based compensation	(3,487)	(3,415)
Net cash used in financing activities	(9,926)	(30,835)
Non-cash effect of foreign translation adjustments	(29)	(64)
Net increase (decrease) in cash, cash equivalents	76,819	(13,272)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Cash and cash equivalents, beginning	80,206	96,120
Cash and cash equivalents, ending	$157,025	$82,848

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$15,847	$18,454
Income taxes	1,630	5,226
Contingent value right (CVR) settlement	—	19,918
Non-cash investing and financing activities(1):
Change in accrued capital expenditures	(16,387)	—
Non-cash additions to finance right-of-use assets	6,029	—
Non-cash additions to finance lease liabilities, including current maturities	6,164	—
Non-cash additions to operating right-of-use assets	62,698	—
Non-cash additions to operating lease liabilities, including current maturities	62,444	—

(1)	Non-cash additions for finance and operating leases were nil for the nine months ended September 30, 2018, as the Company adopted ASC 842 January 1, 2019.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)    Basis of Presentation and Nature of Operations
On October 13, 2016, NexTier Oilfield Solutions Inc. (the "Company") was formed as Keane Group, Inc. ("Keane"), a Delaware corporation to be a holding corporation for Keane Group Holdings, LLC and its subsidiaries (collectively referred to as "Keane Group"), for the purpose of facilitating the initial public offering (the "IPO") of shares of common stock of the Company.
On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
On October 31, 2019, the Company completed its merger with C&J and changed its name to "NexTier Oilfield Solutions Inc." The accompanying unaudited condensed consolidated financial statements is that of Keane prior to the merger because the merger was consummated after the period covered by the financial statements included in this Quarterly Report on Form 10-Q. Accordingly, the historical financial information included in this Quarterly Report on Form 10-Q, unless otherwise indicated or as the context otherwise requires, is that of Keane prior to the merger.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2019 and the results of its operations and cash flows for the three and nine months ended September 30, 2019 and 2018. Such adjustments are of a normal recurring nature.
All intercompany transactions and balances have been eliminated.
(2)    Summary of Significant Accounting Policies
(a) Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification ("ASC") 805, "Business Combinations," as amended by Accounting Standards Update ("ASU") 2017-01, "Business Combinations (Topic 805), Clarifying the Definition of a Business." The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, "Fair Value Measurements," using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820 using discounted cash flows and other applicable valuation techniques. The completion of a business combination may result in a change in our net deferred tax position. Any impact on the deferred tax position of an acquiring entity for accounting purposes caused by a business combination is recorded in the acquiring company's financial statements outside of acquisition accounting. These accounting requirements may result in a significant fluctuation in our effective tax rate, depending on the relevant facts and circumstances. Operating results of an acquired business are included in our results of operations from the date of acquisition. For further discussion related to Merger with C&J, see Note (3) Merger with C&J.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

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
The Company has elected the practical expedient to recognize revenue based upon the transactional value it has the right to invoice upon completion of each performance obligation per the contract terms. The Company believes its right to consideration corresponds directly with the value transferred to the customer. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would generally always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company's current revenue recognition processes and no retrospective adjustments were necessary.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue
Revenue activities during the three and nine months ended September 30, 2019 and 2018 were as follows:

	(Thousands of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Revenue by segment:
Completion Services	437,343	$548,418	1,269,681	1,625,798
Other Services	6,610	10,490	23,659	24,659
Total revenue	$443,953	$558,908	$1,293,340	$1,650,457

Revenue by geography:
East	$134,757	$192,977	$419,687	$622,496
North	78,435	71,263	222,520	199,242
South	230,761	294,668	651,133	828,719
Total revenue	$443,953	$558,908	$1,293,340	$1,650,457

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
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 13 months to 40 years. Property and equipment with an estimated useful life less than 13 months are expensed as incurred and are immaterial to the unaudited condensed consolidated financial statements. Management bases the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of maintenance programs. When components of an item of property and equipment have different useful lives, they are accounted for separately as major components of property and equipment. Equipment held under finance leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset and the term of the lease.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

In the first quarter of 2018, the Company reassessed the estimated useful lives of select machinery and equipment. The Company concluded that due to an increase in service intensity driven by a shift to more 24-hour work, higher stage volume, larger stages and more proppant usage per stage, the estimated useful lives of these select machinery and equipment should be reduced by approximately 50%. In accordance with ASC 250, "Accounting Changes and Error Corrections," the change in the estimated useful lives of the Company's property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the nine months ended September 30, 2018 of $13.1 million in the unaudited condensed consolidated statement of operations and comprehensive loss.
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
In accordance with ASU 2016-02, the Company considers any contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration to be a lease. The Company determines whether the contract into which it has entered is a lease at the lease commencement date. Rental arrangements with term lengths of one month or less are expensed as incurred, but not recognized as qualifying leases.
For lessees, leases can be classified as finance leases or operating leases, while for lessors, leases can be classified as sales-type leases, direct financing leases or operating leases. As lessee, all leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents the Company's obligation to make lease payments arising from the lease and a right-of-use asset, which represents the Company's right to use the underlying asset being leased.
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
In accordance with ASC 842, the Company has made the following elections for its lease accounting:

•	all short-term leases with term lengths of 12 months or less will not be capitalized; the underlying class of assets to which the Company has applied this expedient is primarily its apartment leases;

•	for non-revenue contracts containing both lease and non-lease components, both components will be combined and accounted for as one lease component and accounted for under ASC 842; and

•	for revenue contracts containing both lease and non-lease components, both components will be combined and accounted for as one component and accounted for under ASC 606.
As part of the Company's adoption of ASU 2016-02, the Company elected to adopt the standard using the modified retrospective transition method and elected the practical expedient transition method package whereby the Company did not:

•	reassess whether any expired or existing contracts contained leases;

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
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
For additional information, see Note (9) Stock-Based Compensation.
(3) Merger with C&J
On June 16, 2019, the Company entered into an agreement and plan of merger (the "Merger Agreement") among the Company, C&J and King Merger Sub Corp. ("Merger Sub").
On October 31, 2019, the Company completed the transactions contemplated by the Merger Agreement. At the effective time:

•	Merger Sub merged with and into C&J, with C&J surviving and continuing as the surviving corporation as a direct, wholly-owned subsidiary of the Company (the "Merger");

•
each share of C&J common stock issued and outstanding immediately prior to the effective time was canceled and converted into the right to receive 1.6149 shares of the Company's common stock plus cash in lieu of any fractional shares that otherwise would have been issued;

•
Keane was renamed "NexTier Oilfield Solutions Inc." and the Company's common stock, including the shares issued in the Merger, was listed on the New York Stock Exchange under a new ticker symbol "NEX"; and

•
each outstanding C&J stock option was converted into a stock option relating to shares of Company common stock; each outstanding C&J restricted stock award was converted into a restricted award relating to shares of Company common stock; each outstanding C&J restricted stock unit award was converted into a Company restricted stock unit award relating to shares of Company common stock; and each outstanding C&J performance share award was converted into a restricted award relating to shares of Company common stock. The number of shares of C&J common stock subject to C&J performance share awards was deemed to be the number of shares subject to the C&J performance share award with performance deemed achieved at target performance levels.

Former holders of C&J common stock as of immediately prior to the effective time of the Merger received 106,626,705 shares of Company common stock, in the aggregate, and hold approximately 50% of the issued and outstanding shares of common stock of the Company (based on fully diluted shares outstanding of the Company) as of immediately following the effective time, and holders of shares of Company common stock as of immediately prior to the effective time hold, in the aggregate, approximately 50% of the issued and outstanding shares of common stock of the Company (based on fully diluted shares outstanding of the Company) as of immediately following the effective time. The financial information included in the Notes to the Unaudited Condensed Consolidated Financial Statements is that of Keane prior to the Merger because the Merger was consummated after the period covered by the financial statements included in this Quarterly Report on Form 10-Q. Accordingly, the historical financial information included in this Quarterly Report on Form 10-Q, unless otherwise indicated or as the context otherwise requires, is that of Keane prior to the Merger.
Accounting for Merger with C&J

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

The initial allocation of preliminary consideration to tangible and intangible assets acquired and liabilities assumed, if any, will be based on management's preliminary estimate of their respective fair values as of October 31, 2019, are not considered final, and may differ materially from the final amounts. The final allocation of consideration to tangible and intangible assets acquired and liabilities assumed will be known when the accounting for the Merger is completed, in accordance with ASC 805, Business Combinations.
GAAP requires that one of the two companies in the Merger be designated as the acquirer for accounting purposes based on the evidence available. In identifying the Company as the acquiring entity for accounting purposes, the Company and C&J took into account which entity is issuing its equity interests, the existence of a large minority interest, the intended corporate governance structure of the Company, and the intended senior management of the Company. No single factor was the sole determinant in the overall conclusion that the Company was the accounting acquirer; rather, all factors were considered in arriving at the conclusion.
The Company, as the accounting acquirer, accounts for the transaction by using Keane historical information and accounting policies and applying the acquisition method of accounting to the assets and liabilities of C&J as of the acquisition date.
Preliminary Consideration
The allocation of the preliminary consideration is approximately $485.6 million, consisting of (i) equity consideration in the form of Company shares issued to C&J stockholders of approximately $481.9 million and (ii) replacement stock-based compensation awards attributable to pre-Merger services with a value of approximately $3.7 million. The preliminary estimate of the consideration does not purport to represent the actual value of the total consideration that will be received by the C&J stockholders when the accounting for the Merger is completed.
(4)    Inventories, net
Inventories, net, consisted of the following as of September 30, 2019 and December 31, 2018:

	(Thousands of Dollars)
	September 30, 2019	December 31, 2018
Sand, including freight	$5,124	$14,697
Chemicals and consumables	4,301	6,250
Materials and supplies	12,160	14,722
Total inventory, net	$21,585	$35,669

Inventories are reported net of obsolescence reserves of $1.6 million and $1.0 million as of September 30, 2019 and December 31, 2018, respectively. The Company recognized $0.2 million and $0.5 million of obsolescence expense during the three months ended September 30, 2019 and 2018, respectively. The Company recognized $0.6 million and $0.9 million of obsolescence expense during the nine months ended September 30, 2019 and 2018, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

(5)    Property and Equipment, net
Property and Equipment, net consisted of the following as of September 30, 2019 and December 31, 2018:

	(Thousands of Dollars)
	September 30, 2019	December 31, 2018
Land	$6,716	$4,771
Building and leasehold improvements	32,158	32,134
Office furniture, fixtures and equipment	8,246	7,691
Machinery and equipment	1,040,653	1,041,212
	1,087,773	1,085,808
Less accumulated depreciation	(657,619)	(562,813)
Construction in progress	7,108	8,324
Total property and equipment, net	$437,262	$531,319

Three and nine months ended September 30, 2019
All (gains) and losses are presented within (gain) loss on disposal of assets in the unaudited condensed consolidated statements of operations and comprehensive loss. The following describes by segment the total (gains) losses recognized on the disposal of certain assets of $0.7 million and $0.8 million net loss for the three and nine months ended September 30, 2019, respectively:

•
During the three and nine months ended September 30, 2019, the Company recognized a net loss of $2.4 million and $8.1 million, respectively, primarily relating to early disposals of various hydraulic fracturing pump components and iron within the Completion Services segment, offset primarily by salvage value on transmission cores from failed transmissions.

•
During the three and nine months ended September 30, 2019, the Company divested of various hydraulic fracturing related equipment for a net gain of $1.3 million and $6.1 million, respectively, within the Completion Services segment.

•
During the three and nine months ended September 30, 2019, the Company divested vehicles and other equipment used across different service lines for a net gain of $0.3 million and $0.7 million, respectively, classified under Corporate segment.

•
During the three and nine months ended September 30, 2019, the Company recognized a net gain of $0.1 million and $0.5 million primarily related to divesting trailers, vehicles and other various immaterial assets.

Three and nine months ended September 30, 2018
The following describes by segment the total losses recognized on the disposal of certain assets of $1.1 million and $5.2 million for the three and nine months ended September 30, 2018:

•
During the nine months ended September 30, 2018, the Company recognized a loss of $2.7 million relating to the sale of its field operations facility in Mathis, Texas within the Corporate and Other business segment.

•
During the three and nine months ended September 30, 2018, the Company recognized a loss of $1.1 million and $2.5 million, respectively, primarily relating to early disposals of various hydraulic fracturing pump components, within the Completion Services segment, offset primarily by salvage value on cores from end of life transmissions.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

(6) Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and Other Services, with significant concentration in the Completion Services segment. During the three months ended September 30, 2019 and 2018, sales to Completion Services customers represented 99% and 98% of the Company's consolidated revenue, respectively. During the nine months ended September 30, 2019 and 2018, sales to Completion Services customers represented 98% and 99% of the Company's consolidated revenue, respectively.
The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices. The U.S. energy industry experienced a significant downturn in the second half of 2014 through early 2016, driven primarily by global oversupply and a decline in commodity prices. From early 2016 through late 2018, the U.S. generally experienced some recovery in commodity prices and drilling and completion activity. Over this time frame, the U.S. active rig count increased from a trough of 404 rigs in May 2016 to a peak of 1,083 rigs in December 2018, driving significant demand for the Company's completion services. From December 28, 2018 through September 27, 2019, U.S. active rig count decreased by approximately 21% to 860 rigs.
While U.S. active rig count increased from its low in 2016, supply and demand for completion services remains challenged, resulting in adverse pricing, utilization impacts and ongoing commodity price volatility. More recently, the increased focus on electric hydraulic fracturing or other advanced technological fleets, impacting demands on conventional fracturing technology, has led to growing oversupply and capital investment concerns.
In response to these ongoing pressures, the Company's continued success is attributable primarily to the Company's high level of efficiency achieved at the wellsite, as well as its high-quality customer base and dedicated contract model.
For the three months ended September 30, 2019 revenue from the Company's top four customers individually represented 10% or more and collectively represented 59% of the Company's consolidated revenue. For the three months ended September 30, 2018, revenue from the Company's top three customers individually represented 10% or more and collectively represented 37% of the Company's consolidated revenue. For the nine months ended September 30, 2019, revenue from each of the Company's top four customers individually represented 10% or more and collectively represented 60% of the Company's consolidated revenue. For the nine months ended September 30, 2018, revenue from each of the Company's top four customers individually represented 10% or more and collectively represented 49% of the Company's consolidated revenue. Revenue is earned from each of these customers within the Completion Services segment.
For the three and nine months ended September 30, 2019, purchases from one supplier represented approximately 5% to 10% of the Company's overall purchases, and for the three and nine months ended September 30, 2018, two suppliers represented approximately 5% to 10% of the Company's overall purchases. The costs for each of these suppliers were incurred within the Completion Services segment.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

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
The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of September 30, 2019:
Other current liability	(1,626)	—	(1,626)	—	(1,626)
Other noncurrent liability	(7,047)	—	(7,047)	—	(7,047)
As of December 31, 2018:
Other current liability	(129)	—	(129)	—	(129)
Other noncurrent liability	(169)	—	(169)	—	(169)

(1)
The Company's agreement with its financial trading counterparty allows for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreement.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Location
Amount of gain (loss) recognized in total other comprehensive loss on derivative	$(2,120)	$1,119	$(8,664)	$3,429	OCI
Amount of gain reclassified from accumulated other comprehensive loss into earnings	56	163	500	473	Interest Expense

The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of September 30, 2019, $1.3 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of September 30, 2019, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of September 30, 2019 and December 31, 2018, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurement
As of September 30, 2019 and December 31, 2018, the one financial instrument measured by the Company at fair value on a recurring basis was its interest rate derivative.
The fair market value of the derivative financial instrument reflected on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands of dollars):

		Fair value measurements at reporting date using
	September 30, 2019	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivative	(8,673)	—	(8,673)	—

		Fair value measurements at reporting date using
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$—	$—	$—	$—
Liabilities:
Interest rate derivative	(298)	—	(298)	—

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
During the nine months ended September 30, 2019 and 2018, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $157.0 million and $80.2 million as of September 30, 2019 and December 31, 2018, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

The majority of the Company's trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of September 30, 2019, trade receivables from three customers individually represented 10% or more and collectively represented 40% of the Company's total accounts receivable. As of December 31, 2018, trade receivables from three customers individually represented 10% or more and collectively represented 49% of the Company's total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of September 30, 2019 and December 31, 2018, the Company had $0.7 million and $0.5 million in allowance for doubtful accounts, respectively, based on specific identification. The Company wrote-off $0.3 million and $0.7 million of bad debts during the three and nine months ended September 30, 2019, but did not write-off of any bad debts during the nine months ended September 30, 2018.
(9)    Stock-Based Compensation
As of September 30, 2019, the Company has four types of stock-based compensation under its Equity and Incentive Award Plan (the "Equity Plan"): (i) restricted stock awards issued to independent directors, (ii) time-based restricted stock units awards, (iii) performance-based restricted stock unit awards ("performance-based RSUs") and (iv) non-qualified stock options. RSUs and non-qualified stock options are issued to executive officers and other key management personnel. The Company has reserved 11,934,601 shares of its common stock for awards that may be issued under the Equity Plan.
The following table summarizes stock-based compensation costs for the three months ended September 30, 2019 and 2018 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred stock awards	$—	$1,070	$—	$3,211
Restricted stock awards	238	185	859	366
Restricted stock time-based unit awards	4,166	2,864	11,390	6,620
Non-qualified stock options	670	690	2,025	1,727
Restricted stock performance-based unit awards	414	—	851	—
Equity-based compensation cost	$5,488	$4,809	$15,125	$11,924
Tax Benefit	(1,309)	(1,158)	(3,650)	(2,871)
Equity-based compensation cost, net of tax	$4,179	$3,651	$11,475	$9,053

Performance-based RSU awards
Effective March 25, 2019, the Company issued 327,401 of performance-based RSUs to four executive officers under the Equity Plan, which were fair valued at $3.6 million using a Monte Carlo simulation method. 163,700 of these performance-based RSUs vest at December 31, 2020 (the "two-year performance-based RSUs"), while the remaining 163,701 of these performance-based RSUs vest at December 31, 2021 (the "three-year performance-based RSUs"). Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period, which extends from January 1, 2019 to December 31, 2020 for the two-year performance-based RSUs and January 1, 2019 to December 31, 2021 for the three-year performance-based RSUs. The number of shares that may be earned at the end of the vesting period ranges from 25% to 200% of the target award amount, if the threshold performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of September 30, 2019, total unamortized compensation cost related to unvested performance-based RSUs was $2.7 million, which the Company expects to recognize over the weighted-average period of 1.76 years.
(10) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income or (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Equity Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or (loss) per share as their impact would be anti-dilutive.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,558	$30,779	$(23,229)	$53,203

Denominator:
Basic weighted-average common shares outstanding(1)	104,899	108,825	104,721	110,706
Dilutive effect of restricted stock awards granted to Board of Directors	33	53	30	52
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	—	112	2	113
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	327	—	327	—
Diluted weighted-average common shares outstanding(1)	105,259	108,990	105,080	110,871

(1)
As a result of the net loss incurred by the Company for the nine months ended September 30, 2019, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

The components of the Company's lease costs are as follows:

	(Thousands of Dollars)
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$6,596	$19,822
Finance lease cost:
Amortization of right-of-use assets	812	2,516
Interest on lease liabilities	137	493
Total finance lease cost	949	3,009
Short-term lease cost	167	453
Variable lease cost(1)	4,317	13,228
Sublease income	(27)	(88)
Total lease cost	$12,002	$36,424
(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$18,305
Operating cash flows from finance leases	433
Financing cash flows from finance leases	3,814
Weighted average remaining lease terms are as follows:

Nine Months Ended September 30, 2019
Operating leases	5.14 years
Finance leases	2.51 years
Weighted average discount rate on the Company's lease liabilities are as follows:

Nine Months Ended September 30, 2019
Operating leases	6.62%
Finance leases	5.75%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

Maturities of the Company's lease liabilities as of September 30, 2019, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2019	$5,947	$2,025
2020	18,991	3,415
2021	5,598	3,149
2022	4,281	1,611
2023	2,838	246
Thereafter	12,492	—
Total undiscounted remaining minimum lease payments	50,147	10,446
Less imputed interest	(8,708)	(721)
Total discounted remaining minimum lease payments	$41,439	$9,725

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

The Company did not make any lease reassessments or modifications nor did it recognize any gains or losses on sale-leaseback transactions during the three and nine months ended September 30, 2019.
As of September 30, 2019, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.
(12) Commitments and Contingencies
As of September 30, 2019 and December 31, 2018, the Company had $5.0 million and $4.2 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $37.2 million and $43.6 million, as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the Company had committed $5.1 million to research and development with its equity-method investee.
As of September 30, 2019 and December 31, 2018, the Company had issued letters of credit of $2.8 million and $2.5 million, respectively, under the Company's asset-based revolving credit facility obtained on February 17, 2017, as amended on December 22, 2017, which secured performance obligations related to the Company's capital lease with CIT Finance LLC and the Company's casualty insurance policy.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $47.5 million and $32.7 million amounts of proppant under its take-or-pay agreements during the three months ended September 30, 2019 and 2018, respectively. The Company purchased $98.2 million and $107.4 million amounts of proppant under it take-or-pay agreements during the nine months ended September 30, 2019 and 2018, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of September 30, 2019 are listed below:

(Thousands of Dollars)
2019	$9,510
2020	29,053
2021	14,925
2022	9,300
2023	1,600
$64,388

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac TX, LLC's direct payment sales tax for the periods of January 2014 through May 2017. The Company initially anticipated and recorded an estimate for a potential assessment of approximately $3.2 million during the first quarter of 2019. Subsequently, the Company made a $2.1 million prepayment in June 2019. The Company made an additional payment of $0.3 million in the third quarter of 2019 after receiving the notification of the audit result, concluding the audit. These amounts are recorded in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive loss.
During the third quarter of 2019, the Company was notified by the Texas Comptroller of Public Accounts that it will conduct a routine audit of Keane Frac, LP's direct payment sales tax. The state has not provided the periods for this audit.
(13) Related Party Transactions
Cerberus Operations and Advisory Company and Cerberus Capital Management, L.P., affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $1.0 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively, for these services. The Company paid $2.5 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively, for these services.
In connection with the Company's research and development initiatives, the Company has engaged in transactions with its equity-method investee. As of September 30, 2019, the Company has purchased $1.7 million of shares in its equity-method investee.
(14) Business Segments
Management operates the Company in two reporting segments: Completion Services and Other Services. Management evaluates the performance of these segments based on equipment utilization, revenue, and gross margin. All inter-segment transactions are eliminated in consolidation.
The following tables present financial information with respect to the Company's segments. Corporate and Other represents costs not directly associated with an operating segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery and equipment.

	(Thousands of Dollars)
	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operations by business segment
Revenue:
Completion Services	$437,343	$548,418	$1,269,681	$1,625,798
Other Services	6,610	10,490	23,659	24,659
Total revenue	$443,953	$558,908	$1,293,340	$1,650,457
Operating income (loss):
Completion Services	$43,505	$56,771	$98,331	$186,731
Other Services	699	(1,221)	(1,003)	(5,114)
Corporate and Other	(36,306)	(30,624)	(104,211)	(97,755)
Total operating income (loss)	$7,898	$24,926	$(6,884)	$83,862
Depreciation and amortization:
Completion Services	$64,735	$64,579	$197,152	$174,376
Other Services	502	840	2,007	3,557
Corporate and Other	3,471	2,868	10,910	9,809
Total depreciation and amortization	$68,708	$68,287	$210,069	$187,742

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

(Gain) loss on disposal of assets
Completion Services	$1,074	$1,140	$1,267	$3,015
Other Services	—	—	—	—
Corporate and Other	(395)	(27)	(436)	2,154
Total loss on disposal of assets	$679	$1,113	$831	$5,169
Exit costs:
Corporate and Other	$—	$(1)	$—	$(154)
Total exit costs	$—	$(1)	$—	$(154)
Income tax provision:
Corporate and Other	$820	$(2,623)	$(718)	$(4,855)
Total income tax:	820	$(2,623)	$(718)	$(4,855)
Net income (loss):
Completion Services	$43,505	$56,771	$98,331	$186,731
Other Services	699	(1,221)	(1,003)	(5,114)
Corporate and Other	(40,646)	(24,771)	(120,557)	(128,414)
Total net income (loss)	$3,558	$30,779	$(23,229)	$53,203
Capital expenditures(1):
Completion Services	$38,762	$89,904	$138,461	$233,665
Other Services	—	98	646	1,642
Corporate and Other	283	3,122	3,613	4,008
Total capital expenditures	$39,045	$93,124	$142,720	$239,315

(1)	Excludes expenditures for leasehold improvements and finance leases.

	(Thousands of Dollars)
	September 30, 2019	December 31, 2018
Total assets by segment:
Completion Services	$816,888	$894,467
Other Services	15,256	20,974
Corporate and Other	226,683	139,138
Total assets	$1,058,827	$1,054,579

Goodwill by segment:
Completion Services	$132,524	$132,524
Total goodwill	$132,524	$132,524

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
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
In July, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update)". The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
(16) Subsequent Events
(a) Merger with C&J
On October 31, 2019, the Company completed the Merger with C&J and Merger Sub. At the closing of the Merger, each outstanding share of C&J capital stock was converted into the right to receive 1.6149 shares of the Company's common stock plus cash in lieu of any fractional shares that otherwise would have been issued. Upon completion of the Merger, the Company changed its name to NexTier Oilfield Solutions Inc. to create a new leading well completion and production services company. Shares of the Company's common stock commenced trading on the New York Stock Exchange under the ticker symbol "NEX" as of market open on October 31, 2019. The Company's previous ticker symbol was "FRAC". For additional information, see Note (3) Merger with C&J.
(b) Second Amended and Restated Asset-Based Revolving Credit Agreement
On October 31, 2019, the Company entered into a Second Amended and Restated Asset-Based Revolving Credit Agreement (the "Second A&R ABL Agreement"), by and among the Company, as parent guarantor, Keane Group, as the lead borrower, certain other subsidiaries of the Company as additional borrowers and guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, to the original Asset-Based Revolving Credit Agreement, dated as of February 17, 2017, as amended December 22, 2017. The following is a summary of the material changes to the Second A&R ABL Agreement.
Commitments. The Second A&R ABL Agreement increases the commitments to make revolving credit loans from $300.0 million to $450.0 million, subject to a borrowing base (as described below). In addition, subject to approval by the applicable lenders and other customary conditions, the Second A&R ABL Agreement allows for an additional increase in commitments of up to $200.0 million, an increase from $150.0 million in the previous agreement.
Maturity. The Second A&R ABL Agreement extends the maturity date from December 22, 2022 to October 31, 2024.
Interest. The Second A&R ABL Agreement reduces the interest rate from a rate per annum equal to, at Keane Group's option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.75% or (z) if the average excess availability is greater than or equal to 66%, 0.50%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 2.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.75% or (z) if the average excess availability is greater than or equal to 66%, 1.50%, to a rate per annum equal to, at Keane Group's option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 0.75%, (y) if the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
(formerly Keane Group, Inc.)
Notes to the Unaudited Condensed Consolidated Financial Statements

average excess availability is greater than or equal to 33% but less than 66%, 0.50% or (z) if the average excess availability is greater than or equal to 66%, 0.25%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.75%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.50% or (z) if the average excess availability is greater than or equal to 66%, 1.25%.
Borrowing Base. The amount of loans and letters of credit available under the Second A&R ABL Agreement is limited to, at any time of calculation, an amount equal to (a) 85% multiplied by the amount of eligible billed accounts (with a higher limit for accounts of certain investment grade customers); plus (b) 80% multiplied by the amount of eligible unbilled accounts (with a higher limit for accounts of certain investment grade customers); provided, that the amount attributable to clause (b) may not exceed 35% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (c)); plus (c) 85% of the appraised value of eligible inventory and eligible frac iron; provided, that the amount attributable to clause (c) may not exceed 35% of the borrowing base (after giving effect to any reserve, this limitation and the limitation set forth in the proviso in clause (b)); plus (d) 100% of all eligible cash; minus (e) the then applicable amount of all reserves.
Financial Covenants. The Second A&R ABL Agreement requires that, under certain circumstances, the consolidated fixed charge coverage ratio not be lower than 1.0:1.0 as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, including if excess availability (or liquidity if no loan or letter of credit, other than any letter of credit that has been cash collateralized, is outstanding) is less than the greater of (i) 10% of the loan cap and (ii) $30.0 million at any time.
Restricted Payments. The Second A&R ABL Agreement provides additional capacity to make cash dividends and other restricted payments in an aggregate amount not exceeding $50.0 million in any four consecutive fiscal quarter period, and to the extent Consolidated EBITDA in any four consecutive fiscal quarter period equals or exceeds $350.0 million, such amount is increased to $100.0 million for so long as Consolidated EBITDA continues to equal or exceed such threshold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2018. The financial information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations is that of Keane Group, Inc. ("Keane") prior to the merger because the merger was consummated after the period covered by the financial statements included in this Quarterly Report on Form 10-Q. Accordingly, the historical financial information included in this Quarterly Report on Form 10-Q, unless otherwise indicated or as the context otherwise requires, is that of Keane prior to the merger.
EXECUTIVE OVERVIEW
Merger
On October 31, 2019, NexTier Oilfield Solutions Inc. (the "Company," "we," "us," or "our") completed the merger (the "Merger") with C&J Energy Services, Inc., a Delaware corporation ("C&J"), and King Merger Sub Corp. pursuant to that Agreement and Plan of Merger dated June 16, 2019 (the "Merger Agreement"). At the closing of the Merger, each outstanding share of C&J capital stock was converted into the right to receive 1.6149 shares of the Company's common stock plus cash in lieu of any fractional shares that otherwise would have been issued. Upon completion of the Merger, the Company changed its name to NexTier Oilfield Solutions Inc. to create a new leading well completion and production services company. Shares of the Company's common stock commenced trading on the New York Stock Exchange under the ticker symbol "NEX" as of market open on October 31, 2019. The Company's previous ticker symbol was "FRAC".
Organization
We are an industry-leading U.S. land oilfield service company, with a diverse set of well completion and production services across the most active and demanding basins. Our integrated solutions approach delivers efficiency today, and our ongoing commitment to innovation helps our customers better address what is coming next. We are differentiated through four points of distinction, including safety performance, efficiency, partnership and innovation. We believe in living our core values from the basin to the boardroom, and helping customers win by safely unlocking affordable, reliable and plentiful sources of energy.
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
Financial results
Revenue for the three months ended September 30, 2019 and 2018 was $444.0 million and $558.9 million, respectively. Revenue for the nine months ended September 30, 2019 and 2018 was $1.3 billion and $1.7 billion, respectively. The net decline in each comparative period was driven primarily by a decrease in rig count and fleet utilization, combined with pricing pressures from macroeconomic market conditions. This decrease in utilization was primarily from our customers shifting their focus to capital discipline through reduced activity levels and pricing. Despite pricing pressures, we retained our core customer base by aligning with high quality and efficient customers under dedicated agreements. Also offsetting these declines was an increase in operational performance, with higher pumping times on a per fleet basis.
We reported net income of $3.6 million, or $0.03 per basic and diluted share during the three months ended September 30, 2019, compared to net income of $30.8 million or $0.28, per basic and diluted share, respectively, during the three months ended September 30, 2018. We reported net loss of $23.2 million, or $0.22 per basic and diluted share during the nine months ended September 30, 2019, compared to net income of $53.2 million or $0.48 per basic and diluted share, during the nine months ended September 30, 2018. The following tables reconcile net income to adjusted EBITDA and revenue to adjusted gross profit for the three and nine months ended September 30, 2019 and 2018. These non-GAAP financial measures exclude the financial impact of items management does not consider in assessing the Company's ongoing operating performance, and thereby facilitate review of the Company's operating performance on a period-to-period basis.
.

	Three Months Ended September 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net Income (loss)	43,505	699	(40,646)	3,558
Interest expense, net	—	—	5,215	5,215
Income tax benefit			(820)	(820)
Depreciation and amortization	64,735	502	3,471	68,708
EBITDA	108,240	1,201	(32,780)	76,661
Plus Management Adjustments:
Acquisition, integration and expansion(1)	—	—	6,651	6,651
Non-cash stock compensation(2)	—	—	5,488	5,488
Adjusted EBITDA	108,240	1,201	(20,641)	88,800

(1)	Represents transaction costs related to the Merger with C&J recorded in selling, general and administrative expenses.

(2)
Represents non-cash amortization of equity awards issued under Keane's Equity and Incentive Award Plan (the "Equity Plan"). According to the Equity Plan, the Compensation Committee of the Board of Directors can approve awards in the form of restricted stock, restricted stock units, and/or other deferred compensation. Consistent with prior policy, amortization of awards is made ratably over the vesting periods, beginning with the grant date, based on the total fair value determined on grant date and recorded in selling, general and administrative expenses.

	Three Months Ended September 30, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net Income (loss)	56,771	(1,221)	(24,771)	30,779
Interest expense, net	—	—	5,978	5,978
Income tax expense	—	—	2,623	2,623
Depreciation and amortization	64,579	840	2,868	68,287
EBITDA	121,350	(381)	(13,302)	107,667
Plus Management Adjustments:
Acquisition, integration and expansion(1)	227	—	301	528
Non-cash stock compensation (2)	—	—	4,809	4,809
Other(3)	—	—	(12,127)	(12,127)
Adjusted EBITDA	121,577	(381)	(20,319)	100,877

(1)
Represents integration costs related to the asset acquisition from Refinery Specialties, Incorporated ("RSI"), of which $0.2 million was recorded in cost of services and $0.3 million was recorded in selling, general and administrative expenses.

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

(3)
Represents gain of $14.9 million recognized for insurance proceeds received in connection with a fire that damaged a portion of one hydraulic fracturing fleet on July 1, 2018, which was recorded in (gain) loss on disposal of assets, offset by $2.8 million of legal contingencies, which were recorded in selling, general and administrative expenses.

	Nine Months Ended September 30, 2019
	Completion Services	Other Services	Corporate and Other	Total
Net Income (loss)	98,331	(1,003)	(120,557)	(23,229)
Interest expense, net	—	—	16,087	16,087
Income tax expense			718	718
Depreciation and amortization	197,152	2,007	10,910	210,069
EBITDA	295,483	1,004	(92,842)	203,645
Plus Management Adjustments:
Acquisition, integration and expansion(1)	—	—	12,759	12,759
Non-cash stock compensation (2)	—	—	15,098	15,098
Other(3)	—	—	3,794	3,794
Adjusted EBITDA	295,483	1,004	(61,191)	235,296

(1)	Represents transaction costs related to the Merger with C&J recorded in selling, general and administrative expenses.

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

(3)	Represents legal contingencies, which is recorded in selling, general and administrative expenses.

	Nine Months Ended September 30, 2018
	Completion Services	Other Services	Corporate and Other	Total
Net Income (loss)	186,731	(5,114)	(128,414)	53,203
Interest expense, net	—	—	27,285	27,285
Income tax expense	—	—	4,855	4,855
Depreciation and amortization	174,376	3,557	9,809	187,742
EBITDA	361,107	(1,557)	(86,465)	273,085
Plus Management Adjustments:
Acquisition, integration and expansion(1)	227	—	16,382	16,609
Offering-related expenses(2)	—	—	12,969	12,969
Non-cash stock compensation (3)	—	—	11,924	11,924
Other(4)	—	—	(11,138)	(11,138)
Adjusted EBITDA	361,334	(1,557)	(56,328)	303,449

(1)
Represents adjustment to the contingent value right liability based on the final agreed-upon settlement, which was recorded in other income (expense), net and a markdown to fair value of idle real estate pending for sale in Mathis, Texas acquired as part of the acquisition of the majority of the U.S. assets and assumed certain liabilities of Trican Well Service L.P., which was recorded in (gain) loss on disposal of assets. Also represents integration costs related to the asset acquisition from RSI, of which $0.2 million was recorded in cost of services and $0.3 million was recorded in selling, general and administrative expenses.

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

(4)
Represents gain recognized for insurance proceeds received in connection with a fire that damaged a portion of one hydraulic fracturing fleet on July 1, 2018, which was recorded in (gain) loss on disposal of assets. Also represents legal contingencies and rating agency fees for establishing initial ratings in connection with entering into a new $350 million senior secured term facility, which were recorded in selling, general and administrative expenses.

	Three Months Ended September 30, 2019
	Completion Services	Other Services	Total
Revenue	437,343	6,610	443,953
Cost of services	328,029	5,409	333,438
Gross profit excluding depreciation and amortization	109,314	1,201	110,515
Management adjustments associated with cost of services	—	—	—
Adjusted Gross Profit	109,314	1,201	110,515

	Three Months Ended September 30, 2018
	Completion Services	Other Services	Total
Revenue	548,418	10,490	558,908
Cost of services	425,928	10,871	436,799
Gross profit (loss) excluding depreciation and amortization	122,490	(381)	122,109
Management adjustments associated with cost of services(1)	227	—	227
Adjusted Gross Profit (Loss)	122,717	(381)	122,336

(1)	Represents integration costs related to the asset acquisition from RSI.

	Nine Months Ended September 30, 2019
	Completion Services	Other Services	Total
Revenue	1,269,681	23,659	1,293,340
Cost of services	972,932	22,655	995,587
Gross profit excluding depreciation and amortization	296,749	1,004	297,753
Management adjustments associated with cost of services	—	—	—
Adjusted Gross Profit	296,749	1,004	297,753

	Nine Months Ended September 30, 2018
	Completion Services	Other Services	Total
Revenue	1,625,798	24,659	1,650,457
Cost of services	1,261,676	26,216	1,287,892
Gross profit (loss) excluding depreciation and amortization	364,122	(1,557)	362,565
Management adjustments associated with cost of services	227	—	227
Adjusted Gross Profit (Loss)	364,349	(1,557)	362,792
Financial markets, liquidity, and capital resources
As of September 30, 2019, we had a cash balance of approximately $157.0 million. We also had $165.5 million available under our asset-based revolving credit facility as of September 30, 2019, which, with our cash balance, we believe provides us with sufficient liquidity for at least the next 12 months, including capital expenditures and working capital investments.
For additional information on market conditions and our liquidity and capital resources, see "Liquidity and Capital Resources."
Current highlights
Strategic Initiatives and Opportunities

•
On October 31, 2019, we completed the Merger with C&J. Upon completion of the Merger, the Company changed its name to NexTier Oilfield Solutions Inc. to create a new leading well completion and production services company. For additional information, see Note (3) Merger with C&J of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)".

Safety

•	We achieved a rolling 12 month average total recordable incident rate of 0.25 during the third quarter of 2019, which remains substantially lower than the industry average.
Customer Partnerships

•
During the third quarter of 2019, overall fleet utilization was flat. We continue to focus on serving high-quality customers under dedicated agreements, while delivering leading safety and strong efficiencies. As a result, our assets have been highly utilized and are realizing strong and improving profitability.

Technology

•
We are pursuing a strategy of driving efficiency and enhancing safety through our multi-pronged approach to surface, digital and downhole technologies. In close collaboration with our customers and industry partners, we continue to invest in the development and deployment of a range of new technologies across integrated completions. Our focus on innovation is contributing to tangible results, as evidenced by increased pumping hours per fleet, reduction in non-productive time and cost savings during the third quarter of 2019.
Efficiency

•
We achieved record stage efficiency on a per fleet basis during the third quarter of 2019, driven by execution, deployment of technology, and improved client mix. Efficiency remains a key differentiator and why customers choose to partner with us.

Business outlook
Throughout a majority of 2018, market conditions for completion services were positive, including tightness in supply and demand for completion services equipment and supportive commodity prices. However, beginning in late 2018, the industry faced growing headwinds, including E&P capital budget exhaustion, early achievement of E&P production targets, price differentials and normal seasonality resulting in softness in demand for completion services. At the same time, the price of crude oil experienced a significant and rapid decline beginning in November 2018, exacerbating the negative impacts on completion services activity. Together, these factors led to lower activity levels, delays in the 2019 budgeting cycle for many E&P companies and an imbalance of hydraulic fracturing equipment supply at the end of 2018 and into early 2019.
Starting in the first quarter of 2019, improved crude oil prices, combined with budget resets and the alleviation of seasonal and other temporary headwinds resulted in a stabilization in pricing for completion services. Effectively managing these external factors impacting the industry, we performed well, achieving improving efficiencies and financial performance through the third quarter of 2019.
Currently, completion services activity and commodity prices remain in flux, with many operators remaining keenly focused on capital discipline. As a result, many of the same factors impacting the industry at the end of 2018 are expected to impact the fourth quarter of 2019, including budget exhaustion and uncertainty on the E&P budgeting process caused by volatile commodity prices. We are focused on remaining close to our customers and focusing on delivering strong efficiency and profitability, and will remain responsive to market conditions.
Beginning in the fourth quarter of 2019, demand for completions services began to weaken, driven primarily by customer budget exhaustion and continued focus on capital return. These dynamics, combined with normal year-end seasonality and holiday schedules, are expected to result in a continued decline in demand through the end of 2019. Partially offsetting this decline has been recent announcements of horsepower attrition by several public companies, reducing the supply of marketed equipment in the industry. We believe that industry participants will continue to compete for the remaining demand for completions services based on their profitability, balance sheet strength, and ability to deliver consistent operating performance and efficiencies.

RESULTS OF OPERATIONS IN 2019 COMPARED TO 2018
Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

	Three Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$437,343	$548,418	99%	98%	$(111,075)	(20%)
Other Services	6,610	10,490	1%	2%	(3,880)	(37%)
Revenue	443,953	558,908	100%	100%	(114,955)	(21%)
Completion Services	328,029	425,928	74%	76%	(97,899)	(23%)
Other Services	5,409	10,871	1%	2%	(5,462)	(50%)
Costs of services	333,438	436,799	75%	78%	(103,361)	(24%)
Depreciation and amortization	68,708	68,287	15%	12%	421	1%
Selling, general and administrative expenses	33,230	27,783	7%	5%	5,447	20%
Loss on disposal of assets	679	1,113	0%	0%	(434)	(39%)
Operating income	7,898	24,926	2%	4%	(17,028)	(68%)
Other income, net	55	14,454	0%	3%	(14,399)	(100%)
Interest expense	(5,215)	(5,978)	(1%)	(1%)	763	13%
Total other income (expense)	(5,160)	8,476	(1%)	2%	(13,636)	(161%)
Income tax benefit (expense)	820	(2,623)	0%	0%	3,443	(131%)
Net income (loss)	$3,558	$30,779	1%	6%	$(27,221)	(88%)

Revenue:     Revenue during the three months ended September 30, 2019 decreased by $115.0 million, or 21%, to $444.0 million from $558.9 million during the three months ended September 30, 2018. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the three months ended September 30, 2019 decreased by $111.1 million, or 20%, to $437.3 million from $548.4 million during the three months ended September 30, 2018. Revenue for Completion Services decreases primarily relate to a lower fleet utilization year over year and continued pricing pressures from market conditions. This decrease in utilization was primarily from our customers shifting their focus to capital discipline through reduced activity levels and pricing. Despite pricing pressures, we retained our core customer base by aligning with high quality and efficient customers under dedicated agreements. Also offsetting these declines was an increase in operational performance, including higher pumping times on a per fleet basis.
Other Services:     Revenue for Other Services decreased by $3.9 million, or 37%, to $6.6 million during the three months ended September 30, 2019 from $10.5 million during the three months ended September 30, 2018. Revenue for Other Services was down primarily related to our decision in the first quarter of 2019 to idle activity in one of our operating regions.
Equipment Utilization:     Depreciation and amortization expense as a percentage of revenues was 15% and 12% during the three months ended September 30, 2019 and 2018, respectively. Loss on disposal of assets decreased by $0.4 million, or 39%, to a loss of $0.7 million during the three months ended September 30, 2019 from a loss of $1.1 million during the three months ended September 30, 2018. The change in depreciation and amortization was primarily related to additional equipment purchases from an acquisition in late 2018, maintenance spend for fleet readiness, and other equipment used for continuing to enhance safety and efficiency through our multi-faceted approach of surface, digital and downhole technologies. The decrease in loss on disposal of assets is primarily related to an increase in early failures of major components in 2018 compared to 2019, primarily due to a higher activity and use of equipment in 2018.

Selling, general and administrative expense:     Selling, general and administrative ("SG&A") expense as a percentage of revenues was 7% and 5% during the three months ended September 30, 2019 and 2018, respectively. SG&A includes certain one-time items, including $5.5 million of non-cash stock compensation expense and $6.7 million of transaction costs related to the Merger.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended September 30, 2019 resulted in an effective tax rate of 29.9% for $0.8 million of recorded income tax benefit. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance. The net deferred tax liabilities as of September 30, 2019 were $0.2 million and were related to tax amortization on our indefinite-lived intangible assets and certain state deferred taxes.
Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$1,269,681	$1,625,798	98%	99%	$(356,117)	(22%)
Other Services	23,659	24,659	2%	1%	(1,000)	(4%)
Revenue	1,293,340	1,650,457	100%	100%	(357,117)	(22%)
Completion Services	972,932	1,261,676	75%	76%	(288,744)	(23%)
Other Services	22,655	26,216	2%	2%	(3,561)	(14%)
Costs of services	995,587	1,287,892	77%	78%	(292,305)	(23%)
Depreciation and amortization	210,069	187,742	16%	11%	22,327	12%
Selling, general and administrative expenses	93,737	85,792	7%	5%	7,945	9%
Loss on disposal of assets	831	5,169	0%	0%	(4,338)	(84%)
Operating income (loss)	(6,884)	83,862	(1%)	5%	(90,746)	(108%)
Other income, net	460	1,481	0%	0%	(1,021)	(69%)
Interest expense	(16,087)	(27,285)	(1%)	(2%)	11,198	41%
Total other expenses	(15,627)	(25,804)	(1%)	(2%)	10,177	(39%)
Income tax expense	(718)	(4,855)	0%	0%	4,137	(85%)
Net income (loss)	$(23,229)	$53,203	(2%)	3%	$(76,432)	(144%)

Revenue:     Revenue during the nine months ended September 30, 2019 decreased by $357.1 million, or 22%, to $1.3 billion from $1.6 billion during the nine months ended September 30, 2018. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the nine months ended September 30, 2019 decreased by $356.1 million, or 22%, to $1.3 billion from $1.6 billion during the nine months ended September 30, 2018. Revenue for Completion Services decreases primarily relate to a lower utilization fleet year over year and continued pricing pressures from market conditions. This decrease in utilization was primarily from our customers shifting their focus to capital discipline through reduced activity levels and pricing. Despite pricing pressures, we retained our core customer base by aligning with high quality and efficient customers under dedicated agreements. Also offsetting these declines was an increase in operational performance, including higher pumping times on a per fleet basis.
Other Services:     Revenue for Other Services decreased by $1.0 million, or 4%, to $23.7 million during the nine months ended September 30, 2019 from $24.7 million during the nine months ended September 30, 2018. Revenue for Other Services was down primarily related to our decision in the first quarter of 2019 to idle activity in one of our operating regions.

Equipment Utilization:     Depreciation and amortization expense as a percentage of revenues was 16% and 11% during the nine months ended September 30, 2019 and 2018, respectively. Loss on disposal of assets decreased by $4.3 million, or 84%, to a loss of $0.8 million during the nine months ended September 30, 2019 from a loss of $5.2 million during the nine months ended September 30, 2018. The change in depreciation and amortization was primarily related to additional equipment purchases from an acquisition in late 2018, maintenance spend for fleet readiness, and other equipment used for continuing to enhance safety and efficiency through our multi-faceted approach of surface, digital and downhole technologies. The decrease in loss on disposal of assets is primarily related to an increase in early failures of major components in 2018 compared to 2019, primarily due to a higher activity and use of equipment in 2018.
Selling, general and administrative expense:    SG&A expense as a percentage of revenues was 7% and 5% during the nine months ended September 30, 2019 and 2018, respectively. SG&A includes certain one-time items, including $15.1 million of non-cash stock compensation expense, $12.8 million of transaction costs related to the Merger, and $3.8 million related to legal matters.
Other income, net:   Other income, net during the nine months ended September 30, 2019 was $0.5 million. Other income, net, during the nine months ended September 30, 2018 was $1.5 million, primarily related to the adjustment to the contingent value right liability in the first quarter of 2018.
Effective tax rate: Our effective tax rate on continuing operations for the nine months ended September 30, 2019 was 3.2% for $0.7 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance. The net deferred tax liabilities as of September 30, 2019 were $0.2 million and were related to tax amortization on our indefinite-lived intangible assets and certain state deferred taxes.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	9/30/2019	12/31/2018
Cash	$157,025	$80,206
Debt, net of unamortized deferred financing costs and unamortized debt discount	338,317	340,730

	(Thousands of Dollars)
	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$225,579	$251,104
Net cash used in investing activities	(138,805)	(233,477)
Net cash used in financing activities	(9,926)	(30,835)

Significant sources and uses of cash during the nine months ended September 30, 2019
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the nine months ended September 30, 2019 of $225.6 million was a result of our thoroughness in receiving collections from our customers and controlling costs. We continue to focus on maintaining operational and spend efficiencies, resulting in positive working capital and net operating cash to support our capital expenditures and other investing activities.

Uses of cash:

•	Investing activities:

–
Net cash used in investing activities for the nine months ended September 30, 2019 of $138.8 million, consisting primarily of capital expenditures. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, excluding leases and interest, during the nine months ended September 30, 2019 was $2.6 million.

–	Cash used to repay our finance leases during the nine months ended September 30, 2019 was $3.8 million.

–	Shares repurchased and retired related to stock-based compensation during the nine months ended September 30, 2019 totaled $3.5 million.
Significant sources and uses of cash during the nine months ended September 30, 2018
Sources of cash:

•	Operating activities:

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

Uses of cash:

•	Operating activities

–	$7.9 million related to the portion of the cash settlement of the contingent value right ("CVR") liability that exceeded its acquisition-date fair value.

•	Investing activities:

–
Net cash used in investing activities of $233.5 million was primarily associated with our newbuild and maintenance capital spend on active fleets, offset by the insurance proceeds we received for our equipment that was damaged in July 2018 in an accidental fire. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, including capital leases but excluding interest, during the nine months ended September 30, 2018 was $287.0 million.

–	Cash used to pay debt issuance costs associated with our debt facilities was $7.3 million.

–	Shares repurchased and retired related to our stock repurchase program totaled $69.4 million.

–	Shares repurchased and retired related to payroll tax withholdings on our stock-based compensation totaled $3.4 million.

–
The portion of the cash settlement of the CVR liability reflective of its acquisition-date fair value was $12.0 million. The remaining portion of the cash settlement of the CVR liability of $7.9 million is reflected in net cash provided by operating activities.

Future sources and use of cash
Capital expenditures for 2019 are projected to be primarily related to maintenance capital spend to support our existing active fleets, wireline trucks and cementing units, as well as to continue to complete Merger-related integration activities. We anticipate our capital expenditures will be funded by cash flows from operations. We currently estimate that our capital expenditures for 2019 will range between $160.0 million and $170.0 million.
Debt service, exclusive of leases, for the year ended December 31, 2019 is projected to be $26.4 million. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 0.63x for the twelve rolling months ended September 30, 2019. We anticipate our debt service will be funded by cash flows from operations.
Effective February 25, 2019, our Board of Directors authorized a reset of capacity on our existing stock repurchase program back to $100 million. Additionally, the program's expiration date was extended to December 2019 from a previous expiration date of September 2019. On June 16, 2019, pursuant to the terms of the Merger Agreement, our existing stock repurchase program was suspended.
Other factors affecting liquidity
Financial position in current market. As of September 30, 2019, we had $157.0 million of cash and a total of $165.5 million available under our revolving credit facility. As of September 30, 2019, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, contingent liabilities and stock repurchases.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $2.8 million of letters of credit were outstanding as of September 30, 2019.
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

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of September 30, 2019:

(Thousands of Dollars) Contractual obligations	Total	2019	2020-2022	2023-2025	2026+
Long-term debt, including current portion(1)	$345,625	$875	$10,500	$334,250	$—
Estimated interest payments(2)	122,542	5,508	66,342	50,692	—
Finance lease obligations(3)	10,446	2,025	8,175	246	—
Operating lease obligations(4)	50,147	5,946	28,871	6,169	9,161
Purchase commitments(5)	101,614	19,489	80,525	1,600	—
Equity-method investment(6)	1,451	1,451	—	—	—
Legal contingency(7)	21	21	—	—	—
	$631,846	$35,315	$194,413	$392,957	$9,161

(1)
Long-term debt excludes interest payments on each obligation and represents our obligations under our 2018 Term Loan Facility. In addition, these amounts exclude $7.3 million of unamortized debt discount and debt issuance costs.

(2)
Estimated interest payments are based on debt balances outstanding as of September 30, 2019 and include interest related to the 2018 Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate ("LIBOR").

(3)
Finance lease obligations consist of obligations on our finance leases of hydraulic fracturing equipment and ancillary equipment with CIT Finance LLC, light weight vehicles with ARI Financial Services Inc. and Enterprise FM Trust, and includes interest payments.

(4)
Operating lease obligations are related to our real estate, rail cars with Compass Rail VIII, SMBC Rail Services and Trinity Industries Leasing Company, and light duty vehicles with ARI Financial Services Inc., Enterprise FM Trust and PNC Bank.

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

(7)	See Note (12) Commitments and Contingencies of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" for further details.

Principal Debt Agreements
2017 ABL Facility
Structure.    As of September 30, 2019, the Company's Asset-Based Revolving Credit Agreement, dated as of February 17, 2017, as amended December 22, 2017 (the "2017 ABL Facility") provided for a $300.0 million revolving credit facility (with a $20.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2017 ABL Facility allows for an additional increase in commitments of up to $150.0 million. The 2017 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
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
On October 31, 2019, the Company entered into a Second Amended and Restated Asset-Based Revolving Credit Agreement, by and among the Company, as parent guarantor, Keane Group, as the lead borrower, certain other subsidiaries of the Company as additional borrowers and guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, to the 2017 ABL Facility. For additional information, see Note (16) Subsequent Events of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)".
Pro-forma total debt as of September 30, 2019 was approximately $338 million, net of unamortized debt discounts and unamortized deferred charges and excluding lease obligations. Pro-forma cash and equivalents as of September 30, 2019 was approximately $335 million, resulting in pro-forma net debt of approximately $3 million. Total pro-forma liquidity as of September 30, 2019 was $712 million, which includes $335 million in cash and $377 million of availability under our expanded asset based credit facility.
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
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the "2018 Term Loans"). As of September 30, 2019, there was $345.6 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.

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
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q, as well as our consolidated and combined financial statements and related notes included in Part II, "Item 8. Financial Statements and Supplementary Data" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.
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

(b) Income Taxes
The income tax expense on continuing operations for the nine months ended September 30, 2019 resulted in an effective tax rate of 3.2%. The difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, foreign withholding taxes and change in valuation allowance.
After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance. The net deferred tax liabilities at September 30, 2019 were $0.2 million and were related to tax amortization on our indefinite-lived intangible assets and certain state deferred taxes.
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
NON-GAAP FINANCIAL MEASURES
From time to time in our financial reports, we will use certain non-GAAP financial measures to provide supplemental information that we believe is useful to analysts and investors to evaluate our ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing the Company's ongoing operating performance, and thereby facilitates review of Keane's operating performance on a period-to-period basis. Other companies may have different capital structures, and comparability to Keane's results of operations may be impacted by the effects of acquisition accounting on our depreciation and amortization. As a result of the effects of these factors and factors specific to other companies, we believe Adjusted EBITDA and Adjusted Gross Profit provide helpful information to analysts and investors to facilitate a comparison of Keane's operating performance to that of other companies.
Adjusted EBITDA is defined as net income (loss) adjusted to eliminate the impact of interest, income taxes, depreciation and amortization, along with certain items management does not consider in assessing ongoing performance. Adjusted Gross Profit is defined as revenue less cost of services, further adjusted to eliminate items in cost of services that management does not consider in assessing ongoing performance.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
As of September 30, 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.
Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant and chemicals. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. Refer to Part I, "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations" for the contractual commitments and obligations table as of September 30, 2019.
Our operations are currently conducted entirely within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk as of September 30, 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)." The adoption of this standard and subsequently-issued related ASUs resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our unaudited condensed consolidated balance sheet, with no related impact to our unaudited condensed consolidated statements of operations and comprehensive loss or statements of cash flows. In connection with the adoption of these standards, we implemented internal controls to ensure we properly evaluate our contracts for applicability under ASU 2016-09 and properly apply ASU 2016-02 and subsequently-issued related ASUs in accounting for and reporting on all our qualifying leases. There were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
Information related to Part II, "Item 1. Legal Proceedings" is included in Note (12) Commitments and Contingencies of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)," as well as below.
Litigation Related to the Merger
In connection with the Merger Agreement and the transactions contemplated thereby, one putative class action complaint was filed in the United States District Court for the District of Colorado by a purported C&J stockholder on behalf of himself and all other C&J stockholders (excluding defendants and related or affiliated persons) against C&J and members of the C&J board of directors, two putative class action complaints were filed in the United States District Court for the District of Delaware by a purported C&J stockholder on behalf of himself and all other C&J stockholders (excluding defendants and related or affiliated persons) against C&J, members of the C&J board of directors, the Company and Merger Sub, one putative class action complaint was filed in the United States District Court for the Southern District of Texas by a purported stockholder of the Company on behalf of himself and all other stockholders of the Company (excluding defendants and related or affiliated persons) against the Company and members of its board of directors, and one putative class action was filed in the Delaware Chancery Court by a purported stockholder of the Company on behalf of himself and all other stockholders of the Company (excluding defendants and related or affiliated persons) against members of the Company's board of directors. The five stockholder actions are captioned as follows: Palumbos v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-02386 (D. Colo.), Wuollet v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-01411 (D. Del.), Plumley v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-01446 (D. Del.), Bushansky v. Keane Group, Inc. et al., Case No. 4:19-cb-02924 (S.D. Tex) and Woods v. Keane Group, Inc., et al., Case No. 2019-0590 (Del. Chan.) (collectively, the "Stockholder Actions").
In general, the Stockholder Actions allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, or aided and abetted in such alleged violations, because the Registration Statement on Form S-4 filed with the SEC on July 16, 2019 in connection with the proposed Merger allegedly omitted or misstated material information. The Stockholder Actions seek, among other things, injunctive relief preventing the consummation of the Merger, unspecified damages and attorneys' fees.
C&J, the Company and the other named defendants believe that no supplemental disclosures were required under applicable laws; however, to avoid the risk of the Stockholder Actions delaying the Merger and to minimize the expense of defending the Stockholder Actions, and without admitting any liability or wrongdoing, C&J and the Company filed a Form 8-K on October 11, 2019 making certain supplemental disclosures in connection with the Merger. Following those supplemental disclosures, plaintiffs in the Woods and Bushansky actions voluntarily dismissed their claims as moot on October 16, 2019 and October 29, 2019, respectively. The defendants have not yet answered or otherwise responded to the complaints in the remaining Stockholder Actions, but the Company continues to believe that the allegations therein lack merit and no supplemental disclosures were required under applicable law, and intends to defend itself vigorously.
Other Litigation

On September 6, 2019, an action was filed in the Delaware Chancery Court by Gordian Triangle Holdings, LLC against various defendants, including the Company, captioned Gordian Triangle Holdings, LLC v. Samuels, et al., Case 2019-0715 (Del. Chan.) ("Gordian"). The complaint asserts four causes of action relating to the sale of the assets of RockPile Energy Services, LLC ("RockPile") to White Deer Energy, L.P. ("White Deer") in September 2016, which White Deer subsequently sold to the Company in July 2017. Among other things, plaintiff alleges that the initial sale of RockPile's assets to White Deer was for less than fair value and resulted from a flawed sales process and breaches of fiduciary duty committed by the seller's board of directors, as evidenced by White Deer's subsequent sale of RockPile's assets to the Company eight months later for a higher amount. Accordingly, the complaint asserts four causes of action relating to the RockPile transactions, two of which (claims for civil conspiracy and fraudulent transfer) are directed at the Company. In connection with the claims against the Company, the complaint seeks to unwind the Company's July 2017 acquisition of RockPile from White Deer as a fraudulent transfer under Delaware law.
In October 2019, the Company and the other defendants filed motions to dismiss the complaint for failure to state a claim, which motions remain pending. The Company believes the allegations in Gordian are without merit and intends to defend against them vigorously.
Item 1(a). Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as set forth below.
The following risk factors relate to the Company following the Merger. For more information on the Merger, please read our Registration Statement on Form S-4 filed with the SEC on July 16, 2019 and any subsequent amendments thereto, as well as any other related information on the Merger that we have filed with the SEC. The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, "Financial Statements" and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." All capitalized terms used, but not defined, herein are as defined in the Registration Statement on Form S-4.
Risks Relating to the Company
The Company may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with the Company, which could have an adverse effect on the Company's business and operations. Third parties may terminate or alter existing contracts or relationships with the Company.
As a result of the Merger, the Company may experience impacts on relationships with customers and suppliers that may harm the Company's business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the Company or do so on the same or similar contractual terms following the Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the Company, then the Company's business and results of operations may be harmed. Furthermore, the Company does not have long-term arrangements with many of its significant suppliers. If the Company's suppliers were to seek to terminate or modify an arrangement with the Company, then the Company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

Combining the businesses of Keane and C&J may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the Merger, which may adversely affect the Company's business results and negatively affect the value of Company common stock following the Merger.
The success of the Merger will depend on, among other things, the ability of the Company to combine the businesses of Keane and C&J in a manner that realizes cost savings and facilitates growth opportunities. Keane and C&J entered into the Merger Agreement because each believed that the Merger and the other transactions contemplated by the Merger Agreement were fair to and in the best interests of its respective stockholders and that combining the businesses of Keane and C&J would produce cost savings and other benefits.
However, the Company must successfully combine the Keane and C&J businesses in a manner that permits these benefits to be realized. In addition, the Company must achieve the cost savings and anticipated growth without adversely affecting current revenues and investments in future growth. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.
An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the Company, which may adversely affect the value of Company common stock.
In addition, the actual integration may result in additional and unforeseen expenses and may cost more than anticipated, and the anticipated benefits of the integration plan may not be realized. Actual cost savings, if achieved, may be lower than what the Company expects and may take longer to achieve than anticipated. If the Company is not able to adequately address integration challenges, it may be unable to successfully integrate the operations of Keane and C&J or realize the anticipated benefits of the integration of the two companies.
Because Keane Investor controls approximately 24.6% of Company common stock, Keane Investor may have the ability to influence major corporate decisions of the Company.
Keane Investor beneficially owns approximately 24.6% of the Company common stock. Accordingly, Keane Investor may have the ability to influence matters requiring approval by the Company's board of directors or a stockholder vote, such as the election of directors or the approval of significant transactions. Keane Investor may have interests that differ from the interests of other Company stockholders. The concentration of ownership and voting power in Keane Investor may have the effect of delaying, preventing or deterring significant transactions with respect to the Company and may affect the market price of Company common stock.
However, the Support Agreement places restrictions on the ability of Keane Investor and Cerberus to, among other things, acquire, offer to acquire, or agree to acquire, by purchase, or otherwise, beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of, or rights to acquire, (i) any shares of Company common stock, (ii) any option, warrant, convertible security, stock appreciation right or other right to acquire such ownership, including through any swap agreement or other security, contract right or derivative position, whether or not presently exercisable, that is exercisable for, converts into or has a settlement payment or mechanism or is priced by reference to or in relation to the value of the Company or shares of Company common stock or (iii) any material assets of the Company (other than as part of an authorized sale process) or any securities or material assets of any subsidiary of the Company; provided, however, that notwithstanding the foregoing, Keane Investor and Cerberus and each of their controlled affiliates may acquire beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of Company common stock provided that such beneficial ownership does not result in ownership of 30% or more of the issued and outstanding shares of Company common stock in the aggregate following such transaction (assuming any stock buy-back transaction announced but not yet consummated by the Company has been consummated as of the time of such acquisition).
Following the expiration of the Support Agreement lock-up period, Keane Investor and Cerberus will be permitted to sell their holdings in the Company.
Pursuant to the Support Agreement, Keane Investor and Cerberus have agreed that, subject to certain exceptions, during the period commencing at the effective time of the Merger and continuing for forty-five days thereafter, each of Keane Investor and Cerberus shall not sell, transfer, assign, pledge, encumber or otherwise dispose of, directly or indirectly, the shares of Company common stock or any other securities convertible into or exchangeable for Company common stock (including derivative securities), without the prior written consent of the Company's board of directors (which consent shall require the unanimous approval of the C&J designees to the board of directors). Following such time period, Keane Investor and Cerberus will no longer be subject to such restriction and may decide to sell any or all of their shares of Company common stock.

The failure to successfully integrate the businesses and operations of Keane and C&J in the expected time frame may adversely affect the Company's future results.
There can be no assurances that the businesses of Keane and C&J can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of the two businesses in order to realize the anticipated benefits of the Merger so the Company performs as expected:

•	combining the companies' operations and corporate functions;

•
combining the businesses of Keane and C&J, in a manner that permits the Company to achieve any cost savings or revenue synergies anticipated to result from the Merger, including, specifically, achieving the anticipated annualized run-rate cost synergies of $100 million within 12 months after closing, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•	reducing additional and unforeseen expenses such that integration costs more than anticipated;

•	avoiding delays in the integration process;

•	integrating personnel from the two companies and minimizing the loss of key employees;

•	integrating the companies' technologies;

•	integrating and unifying the offerings and services available to customers;

•	identifying and eliminating redundant and underperforming functions and assets;

•	harmonizing the companies' operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies' administrative and information technology infrastructure;

•	coordinating distribution and marketing efforts;

•	managing the movement of certain positions to different locations; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of the Company's management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to the Company, which may disrupt the business of the Company.
Furthermore, the Company's board of directors and executive leadership of the Company consists of former directors and executive officers from each of Keane and C&J. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
The Company may be unable to retain Keane and C&J personnel successfully after the Merger is completed.
The success of the Merger will depend in part on the Company's ability to retain the talents and dedication of the key employees previously employed by Keane and C&J. It is possible that these employees may decide not to remain with the Company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the Company's business activities may be adversely affected and management's attention may be diverted from successfully integrating Keane and C&J to hiring suitable replacements, all of which may cause the Company's business to suffer. In addition, the Company may not be able to locate suitable replacements for any key employees that leave the Company or offer employment to potential replacements on reasonable terms.
Declaration, payment and amounts of dividends, if any, distributed to stockholders of the Company will be uncertain.
Whether any dividends are declared or paid to stockholders of the Company following the Merger, and the amounts of any such dividends that are declared or paid, are uncertain and depend on a number of factors. The Company has not paid any dividends to its stockholders. Prior to the effective time of the Merger, the C&J Board declared, following a determination that surplus exists under Delaware law, a cash dividend of $1.00 per share on all of C&J's outstanding common stock to holders of record at the close of business on October 18, 2019. If dividends are paid to stockholders of the Company, they may not be of the same amount as paid by C&J to its respective stockholders prior to the effective time of the Merger. The Company's board of directors will have the discretion to determine the dividend policy of the Company, which may be impacted by any of the following factors:

•	the Company may not have enough cash to pay such dividends or to repurchase shares due to its cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Company's board of directors, which could change its dividend practices at any time and for any reason;

•	the Company's desire to maintain or improve the credit ratings on its debt;

•
the amount of dividends that the Company may distribute to its stockholders is subject to restrictions under Delaware law and is limited by restricted payment and leverage covenants in the Company's credit facilities and indentures and, potentially, the terms of any future indebtedness that the Company may incur; and

•	certain limitations on the amount of dividends subsidiaries of the Company can distribute to the Company, as imposed by state law, regulators or agreements.
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

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed/ Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Certificate of Incorporation of Keane Group, Inc., effective October 31, 2019.		8-K	001-37988	3.1	October 31, 2019
10.1	Second Amended and Restated Stockholders' Agreement, dated October 31, 2019, by and among Keane Group, Inc. and Keane Investor Holdings LLC.		8-K	001-37988	10.1	October 31, 2019
10.2	Second Amended and Restated Asset-Based Revolving Credit Agreement, dated October 31, 2019, by and among Keane Group Holdings, LLC, as the Lead Borrower, certain other subsidiaries of Keane Group, Inc. as additional borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent.		8-K	001-37988	10.2	October 31, 2019
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2019.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Principal Accounting Officer and Duly Authorized Officer