Form 10-K
period 2019-12-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2020-03-12
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-37988

NexTier Oilfield Solutions Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware			38-4016639
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3990 Rogerdale Rd	Houston	Texas	77042
(Address of principal executive offices)			(Zip code)
(713) 325-6000
(Registrant’s telephone number, including area code)
Not Applicable.
(Former Name, Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value	NEX	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on June 28, 2019, was approximately $353.0 million.
As of March 9, 2020, the registrant had 213,193,419 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•    the impact of ownerships by Keane Investor and Cerberus; and
•    the impact of our corporate governance structure.
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
References Within This Annual Report
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “NexTier,” “we,” “us” and “our” refer to Keane Group Holdings, LLC and its consolidated subsidiaries for periods prior to our initial public offering (“IPO”), and, for periods as of and following the IPO, NexTier Oilfield Solutions Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Trican Parent” refers to Trican Well Service Ltd. and, where appropriate, its subsidiaries; (iv) the term “Trican U.S.” refers to Trican Well Service L.P.; (v) the term “Trican” refers to Trican Parent and Trican U.S., collectively; (vi) the term “RockPile” refers to RockPile Energy Services, LLC and its consolidated subsidiaries; (vii) the term “RSI” refers to Refinery Specialties, Incorporated; (viii) the term “Keane Investor” refers to Keane Investor Holdings LLC; (ix) the term “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds; (x) the term “C&J” refers to C&J Energy Services, Inc.; (xi) the term “C&J Merger” refers to the consummation of the transactions described in that certain Agreement and Plan of Merger, dated as of June 16, 2019 (the “Merger Agreement”), by and among the C&J, us and King Merger Sub Corp., one of our wholly owned subsidiaries.
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

BASIS OF PRESENTATION IN THIS ANNUAL REPORT ON FORM 10-K
On January 25, 2017, we consummated an initial public offering. Our business prior to the IPO was conducted through Keane Group Holdings, LLC and its consolidated subsidiaries (“Keane Group”). To effectuate the IPO, we completed a series of transactions that resulted in a reorganization of our business, resulting in Keane Group, Inc. as a holding company with no material assets other than its ownership of Keane Group. The consolidated and combined financial statements for the period from January 1, 2017 to July 2, 2017 reflect only the historical results of the Company prior to the completion of the Company’s acquisition of RockPile (as defined herein). The consolidated and combined financial statements for the period from January 1, 2019 to October 31, 2019 reflect only the historical results of the Company prior to the completion of the C&J Merger. The financial statements have been prepared using the acquisition method of accounting under existing U.S. GAAP, which requires that one of the two companies in the C&J Merger be designated as the acquirer for accounting purposes. C&J and Keane determined that Keane was the accounting acquirer. Accordingly, consideration given by Keane to complete the C&J Merger was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the C&J Merger, with any excess purchase price allocated to goodwill.
For further details, see Note (1) Basis of Presentation and Nature of Operations of Part II, “Item 8. Financial Statements and Supplemental Data.” For more details regarding the C&J Merger, refer to Note (3) Mergers and Acquisitions.
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

PART I
Item 1. Business
General description of the business
NexTier Oilfield Solutions Inc. is an industry-leading U.S. land oilfield focused service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We provide our services through our operating subsidiaries to exploration and production (“E&P”) customers. Our integrated solutions approach is focused on delivering efficiency, and our ongoing commitment to innovation helps our customers capitalize on technological advancements. NexTier is differentiated through four points of distinction, including safety performance, efficiency, partnership and innovation.
We were formed under the name Keane Group, Inc. as a Delaware corporation on October 13, 2016, to be a holding corporation as part of an organizational restructuring of Keane Group Holdings, LLC, which was formed March 1, 2011, and its subsidiaries, for the purpose of facilitating the initial public offering of shares of common stock of the Company in 2017. In connection with the restructuring, the Keane Group entities became wholly owned subsidiaries of the Company.
In continuation of our growth through acquisition strategy - which, since 2013 has notably resulted in the growth of the location and scale of our operational footprint, expansion of our customer base, addition of wireline operations, increase in our pumping capacity and expansion of our hydraulic fracturing operations by more than an additional 1,040,000 hydraulic horsepower - on October 31, 2019, we completed a merger transaction with C&J Energy Services, Inc., a publicly traded Delaware corporation. Pursuant to this transaction, C&J was ultimately merged with and into one of our wholly owned merger subsidiary, with our subsidiary continuing as the surviving entity. On the effective date of the C&J Merger, we changed our name to “NexTier Oilfield Solutions Inc.”
Following the C&J Merger, we are organized into three reportable segments, consisting of:

•
Completion Services, which consists of the following business lines: (1) fracturing services; (2) wireline and pumping services; and (3) completion support services, which includes our research and technology (“R&T”) department;

•	Well Construction and Intervention Services (“WC&I”), which consists of the following business lines: (1) cementing services and (2) coiled tubing services; and

•	Well Support Services, which consists of the following business lines: (1) rig services; (2) fluids management services; and (3) specialty well site services.
Completion Services segment
Our completion services are designed in partnership with our customers to enhance both initial production rates and estimated ultimate recovery from new and existing wells. The core services provided through our Completion Services segment are hydraulic fracturing, wireline and pumping services. We utilize our in-house capabilities, including our R&T department and data control instruments business, to offer a technologically advanced and efficiency focused range of completion techniques. The majority of revenue for this segment is generated by our fracturing business.
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
Wireline Technologies.    Our wireline services involve the use of a truck equipped with a spool of wireline that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment for well completion, well intervention, pipe recovery and reservoir evaluation purposes. We offer our wireline services in conjunction with our hydraulic fracturing services in “plug-and-perf” well completions to maximize efficiency for our customers. “Plug-and-perf” is a multi-stage well completion technique for cased-hole wells that consists of pumping a plug and perforating guns to a specified depth. Once the plug is set, the zone is perforated and the tools are removed from the well, a ball is pumped down to isolate the zones below the plug and the hydraulic fracturing treatment is applied.
In addition, we offer wireline and pumping services unbundled from our fracturing services. We are one of the leading providers of perforating, pumpdown, pipe recovery, pressure pumping, and wellsite make-up and pressure testing services. We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in some of the most active onshore basins in the United States and provide premium perforating services for both wireline and tubing-conveyed applications. Our in-house manufacturing capabilities through our R&T department allow us to manage costs and lead times with regard to hardware and perforating guns, switches and accessories, providing us with a competitive advantage and enabling higher returns.
Well Construction and Intervention Services segment
Cementing.    Our cementing services incorporate custom engineered mixing and blending equipment to ensure precision and accuracy in providing annulus isolation and hydraulic seal, while protecting fresh water zones from our customers’ zone of interest. Our cement division has the expertise to cement shallow to complex high temperature, high pressure wells. We also offer engineering software and technical guidance for remedial cementing applications and acidizing to optimize the performance of our customers’ wells. We are one of the largest providers of specialty cementing services in the United States. Our operations are supported by multiple full-service laboratory facilities with advanced capabilities.
Coiled Tubing.    We offer a broad range of coiled tubing services to help customers accomplish a wide variety of goals in their horizontal completion, workover and well maintenance projects. The majority of our coiled tubing fleet consists of large diameter coil, meaning two inches or larger in diameter, which allows us to service wells with longer lateral lengths. Our coiled tubing services allow customers to complete projects quickly and safely across a wide spectrum of pressures, without having to shut in their wells.
Well Support Services segment
On March 9, we sold our Well Support Services Segment. For additional information on this transaction, see Note (24) Subsequent Events of Part II, “Item 8. Financial Statements and Supplemental Data.” Prior to the sale, our Well Support Services segment focused on post-completion activities at the well site, and includes rig services, such as workover, fluids management, and other specialty well site services. The majority of revenue for this segment was generated by our rig services business, and we considered our rig services and fluids management businesses to be our primary service lines within this reportable segment.
Rig Services.     As part of our services that helped prolong the productive life of an oil or gas well, we operated one of the largest rig fleets in the United States. These rigs were involved in the routine repair and maintenance of oil and gas wells, re-drilling operations and plug and abandonment operations. Workover services can include deepening or extending wellbores into new formations by drilling horizontal or lateral wellbores, sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover. Maintenance services provided with our rig fleet were generally required throughout the life cycle of an oil or gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services were generally less complicated than completion and workover related services and required less time to perform. Our rig fleet was also used in the process of permanently shutting-in oil or gas wells that were at the end of their productive lives. These plugging and abandonment services generally required auxiliary equipment in addition to a well servicing rig. The demand for plugging and abandonment services was not significantly impacted by the demand for oil and gas because well operators are required within a specified period of time by state regulations to plug wells that are no longer productive.
Fluids Management. We provided a full range of fluid services, including the storage, transportation and disposal of various fluids used in various phases including drilling, completion and workover of oil and gas wells. Our fleet of trucks and trailers and portable tanks enabled us to rapidly deploy our equipment across a broad geographic area. Included in our fleet of fluid trucks and trailers were specialized trucks and trailers that were optimized to transport condensate. We also owned private saltwater disposal wells. Demand and pricing for our fluids management services generally corresponded to demand for our rig services.
Business strategy
Our principal business objective is helping our customers win by safely unlocking affordable, reliable and plentiful sources of energy. We believe that by successfully deploying this strategy, we can deliver industry leading returns and increase shareholder value. We maintain a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We expect to achieve this objective through:

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
For further discussion on the business strategies we plan to continue executing in 2020, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
Our customers primarily include major integrated and large independent oil and natural gas E&P companies. For the year ended December 31, 2019, we had four customers who individually represented more than 10% of our consolidated revenue. These four customers collectively represented 55% of our consolidated revenue and 21% of our total accounts receivable for the fiscal year ended December 31, 2019. For the year ended December 31, 2018, we had three customers who individually represented more than 10% of our consolidated revenue. These three customers collectively represented 39% of our consolidated revenue and 45% of our total accounts receivable for the fiscal year ended December 31, 2018. For the year ended December 31, 2017, no customer individually represented more than 10% of our consolidated revenue.
Competition and Sales
The markets in which we operate are highly competitive with significant potential for excess capacity. We provide services in various geographic regions across the U.S., and the competitive landscape varies in each. Utilization and pricing for our services have from time to time been negatively affected by increases in supply relative to demand in our operating areas and geographic markets. Our major competitors for both our Completions Services and Well Construction and Intervention Services segments include FTS International, Inc., Halliburton Company, Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc.,

Schlumberger Limited, Superior Energy Services, Inc. and U.S. Well Services. Our major competitors for our Well Support Services include Key Energy Services, Basic Energy Services, Superior Energy Services, Precision Drilling, Forbes Energy Services, Pioneer Energy Services and Ranger Energy Services. We also compete regionally in each segment with a significant number of smaller service providers.
We believe the principal competitive factors in the markets we serve are our multi-basin service capability and close proximity to our customers, technical expertise, equipment reliability, work force competency, efficiency, safety record, reputation, experience and prices. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. While we seek to be competitive in our pricing, we believe many of our customers elect to work with us based on our customer-tailored partnership approach, our safety record, the performance and competency of our crews and the quality of our equipment and our services. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency, resulting in cost effective operations and a safe working environment.
Raw materials
We purchase a wide variety of raw materials, parts and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. For the year ended December 31, 2019, purchases from one supplier represented approximately 5% to 10% of the Company’s overall purchases.
Research & technology and intellectual property
We have invested in technological advancement, including the development of a state-of-the-art research and technology center staffed by a team of highly skilled engineers. Our efforts to date have been focused on developing innovative, fit-for-purpose solutions designed to enhance our service offerings, increase efficiencies, provide cost savings to our operations and add value for our customers. Our research and development initiatives generate recurring cost savings for our integrated completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. Several of these investments provide value added products and services that, in addition to producing revenue, are creating increasing demand from key customers. In our day-to-day operations, we utilize equipment and products manufactured by our vertically integrated businesses which are managed through our innovation center, and we may also sell such equipment and products to third-party customers in the global energy services industry. We believe that our focus on innovation, with the objective of reducing costs and improving sustainability of our operations, provides a strategic benefit through the ability to fund, develop, and implement new technologies and quickly respond to changes in customer requirements and industry demand.
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

Seasonality
Our results of operations have historically reflected seasonal tendencies, generally in the first and fourth quarters, related to the conclusion and restart of our customers’ annual capital expenditure budgets, the holidays and inclement winter weather, during which we may experience declines in our operating results. Our operations in North Dakota and Pennsylvania are particularly affected by seasonality due to inclement winter weather. During the spring and summer months, our operations in certain areas may be impacted by transportation restrictions due to the work-site conditions caused by the spring thaws or tropical weather systems.
Employees
As of December 31, 2019, we had 6,525 employees, of which, approximately 77% were compensated on an hourly basis. Our employees are not covered by collective bargaining agreements, nor are they members of labor unions. While we consider our relationship with our employees to be satisfactory, disputes may arise over certain classifications of employees that are customary in the oilfield services industry. We are not aware of any other potentially adverse matters involving our employment practices on a company-wide level.
Environmental, health and safety regulation
Our operations are subject to stringent and complex federal, state and local laws, rules and regulations relating to the oil and natural gas industry, including the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce these laws, which often require costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, expenditures associated with exposure to hazardous materials, remediation of contamination, property damage and personal injuries, imposition of bond requirements, and restricting permits or other authorizations, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and clean-up costs without regard to negligence or fault on the part of that person. Strict compliance with these regulatory requirements increases our cost of doing business and consequently affects our profitability. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements, including those that result in any limitation, suspension or moratorium on the services we provide, whether or not short-term in nature, by federal, state, regional or local governmental authority, could have a material adverse effect on our business, financial condition and results of operations.
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or the “Superfund law”), and comparable state laws impose liability on certain classes of persons that are considered to be responsible for the release of hazardous or other state-regulated substances into the environment. These persons include the current owner or operator of the site and the owner or operator of the site at the time of the release and the parties that disposed or arranged for the disposal or treatment of hazardous or other state-regulated substances that have been released at the site. Under CERCLA, these persons may be subject to strict liability, joint and several liability, or both, for the costs of investigating and cleaning up hazardous substances that have been released into the environment, damages to natural resources and human health without regard to fault. In addition, companies that incur a CERCLA liability frequently confront claims by neighboring landowners and other third parties for personal injury and property damage allegedly caused by the release of hazardous or other regulated substances or pollutants into the environment.
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, (“RCRA”) and analogous state laws generally excludes oil and gas exploration and production wastes (e.g., drilling fluids, produced waters) from regulation as hazardous wastes. However, these wastes remain subject to potential regulation as solid wastes under RCRA and as hazardous waste under other state and local laws. Wastes from some of our operations (such as, but not limited to, our chemical development, blending and distribution operations, as well as some maintenance and manufacturing operations) are or may be regulated under RCRA and analogous state laws under certain circumstances. Further, any exemption or regulation under RCRA does not alter treatment of the substance under CERCLA. The impact of future revisions to environmental laws and regulations cannot be predicted. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. Removal of RCRA’s exemption for exploration and production wastes has the potential to significantly increase waste disposal costs, which in turn will result in increased operating costs and could adversely impact our business and results of operations. Naturally Occurring Radioactive Materials (“NORM”) may contaminate extraction and processing equipment used in the oil and natural gas industry. The waste resulting from such contamination is regulated by federal and state laws. Standards have been developed for: worker protection; treatment, storage, and disposal of NORM and NORM waste; management of NORM-contaminated waste piles, containers and tanks; and limitations on the relinquishment of NORM contaminated land for unrestricted use under RCRA and state laws. It is possible that we may incur costs or liabilities associated with elevated levels of NORM.
The Federal Water Pollution Control Act (the “Clean Water Act”), and comparable state statutes impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the EPA or applicable state agencies. The Clean Water Act also prohibits the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. CWA program predictability and consistency have been uncertain for several years due to regulatory changes concerning clarity as to the scope of ‘waters of the United States’ federally regulated under the Act and litigation over those changes. The process for obtaining permits has the potential to delay the development of natural gas and oil projects. Also, spill prevention, control and countermeasure regulations under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak.
In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Moreover, the Oil Pollution Act of 1990 (“OPA”) imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party includes the owner or operator of an onshore facility. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the OPA, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.
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
There has been increasing public controversy regarding hydraulic fracturing and its use of fracturing fluids, including potential impacts of the process on drinking water supplies, on the use of water and the potential for impacts to surface water, groundwater and the general environment. Companion bills entitled the Fracturing Responsibility and Awareness Chemicals Act (“FRAC Act”) were first introduced in the United States Congress in 2009 and successor bills have been reintroduced in the House of Representatives on multiple occasions, most recently in July 2019. If the FRAC Act and other similar legislation were to pass, the legislation could significantly alter regulatory oversight of hydraulic fracturing. Currently, unless the fracturing fluid used in the hydraulic fracturing process contains diesel fuel, hydraulic fracturing operations are exempt from permitting under the Underground Injection Control (“UIC”) program established by the SDWA, but subject to regulation by state oil and gas commissions. The FRAC Act would remove this exemption and subject hydraulic fracturing operations to permitting requirements under the UIC program. The FRAC Act and other similar bills propose to also require persons conducting hydraulic fracturing to disclose the chemical constituents of their fracturing fluids to a regulatory agency, although they would not require the disclosure of the proprietary formulas except in cases of emergency. Currently, several states require public disclosure of non-proprietary chemicals on FracFocus.org and other equivalent Internet sites. Disclosure of our proprietary chemical formulas to third parties or to the public, even if inadvertent, could diminish the value of those formulas and could result in competitive harm to our business. Moreover, in response to seismic events near underground injection wells used for the disposal of oil and gas-related wastewater, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have imposed volumetric injection limits, shut down or imposed moratorium on the use of such injection wells. At this time, it is not clear what action, if any, the United States Congress will take on the FRAC Act or other related federal and state bills, or the ultimate impact of any such legislation.
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
In addition, at the direction of Congress, the EPA undertook a study of the potential impacts of hydraulic fracturing on drinking water and groundwater and issued its report in December 2016. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking water resources under some circumstances and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Similarly, other federal and state studies may recommend additional requirements or restrictions on hydraulic fracturing operations.
Any regulation that restricts the ability to dispose of produced waters or increases the cost of doing business could cause curtailed or decreased demand for our services and have a material adverse effect on our business. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly to perform hydraulic fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could result in decreased oil and natural gas exploration and production activities and, therefore, adversely affect demand for our services and our business.
The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants from specified sources. We are or may be required to obtain federal and state permits in connection with certain operations conducted in our manufacturing and maintenance facilities. These permits impose certain conditions and restrictions on our operations, some of which require significant expenditures for filtering or other emissions control devices at each of our manufacturing and maintenance facilities. Changes in these requirements, or in the permits we operate under, could increase our costs or limit certain activities. Many of these regulatory requirements, including New Source Performance Standards and Maximum Achievable Control Technology standards have been made more stringent over time as a result of stricter national ambient air quality standards (“NAAQS”) and other air quality protection goals adopted by the EPA. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Exploration and production activities on federal lands may be subject to review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment of the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All of our activities and our customers’ current E&P activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. The NEPA review process has the potential to delay the permitting and subsequent development of oil and natural gas projects.
Various state and federal statutes prohibit certain actions that adversely affect endangered or threatened species and their habitat, migratory birds, wetlands and natural resources. These statutes include the Endangered Species Act, the Migratory Bird Treaty Act, the Clean Water Act and CERCLA. Government entities or private parties may act to prevent oil and gas exploration activities or seek damages where harm to species, habitat or natural resources may result from the filling of jurisdictional streams or wetlands, the construction of oil and gas facilities or the release of oil, wastes, hazardous substances or other regulated materials. The U.S. Fish and Wildlife Service must also designate the species’ critical habitat and suitable habitat as part of the effort to ensure survival of the species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for oil and natural gas development. If our customers were to have areas within their business and operations designated as critical or suitable habitat or a protected species, it could decrease demand for our services and have a material adverse effect on our business. At this time, it is not possible to estimate the potential impact on our business of these speculative federal, state or private actions or the enactment of additional federal or state legislation or regulations with respect to these matters.
More stringent laws and regulations relating to climate change may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our services. The EPA has determined that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to the environment because emissions of such gases are, according to the EPA and many scientists, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, EPA has adopted regulations that restrict emissions of GHGs under existing provisions of the CAA, including rules that require preconstruction and operating permit reviews for GHG emissions from certain large stationary sources.
The EPA has proposed and finalized a number of rules requiring various industry sectors to track and report, and, in some cases, control greenhouse gas emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified GHG sources, including, among others, certain oil and natural gas production facilities, on an annual basis. Implementation and status of 2016 final rules that establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing transmission and storage activities. The EPA’s final rule package included first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. However, regulatory developments to ease or rescind these rules have created uncertainty as to their impact on the oil and gas industry.
The trajectory of future greenhouse regulations remains unsettled. In March 2014, the White House announced its intention to consider further regulation of methane emissions from the oil and gas sector. It is unclear whether Congress will take further action on greenhouse gases, for example, to further regulate greenhouse gas emissions or alternatively to statutorily limit the EPA’s authority over greenhouse gases. However, almost one-half of the states have established or joined GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry and, therefore, could reduce the demand for our products and services.

Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities, which could have a material adverse effect on our business and results of operations. Moreover, incentives to conserve energy or use alternative energy sources as a means of addressing climate change could reduce demand for the oil and natural gas our customers produce. Finally, it should be noted that many scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climatic changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.
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
Safety is our highest priority, and we believe we are among the safest service providers in the industry. For example, we achieved a total recordable incident rate of 0.68 in 2019, which is substantially less than the industry average of 1.07 from 2015 to 2018. We believe total recordable incident rate is a reliable measure of safety performance.
We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by the Occupational Safety and Health Administration, commonly referred to as OSHA, and of comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, the new rule regarding respirable silica sand, which requires the oil and gas industry to implement engineering controls and work practices to limit exposures below the new limits by June 23, 2021.
Among the services we provide, we operate as a motor carrier and therefore are subject to regulation by the United States Department of Transportation (“DOT”) and various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations; regulatory safety; hazardous materials labeling, placarding and marking; financial reporting; and certain mergers, consolidations and acquisitions. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period and requiring onboard black box recorder devices or limits on vehicle weight and size, and setting minimum training standards for new drivers seeking a commercial driver’s license. Certain motor vehicle operators are required to register with the DOT. This registration requires an acceptable operating record. The DOT periodically conducts compliance reviews and may revoke registration privileges based on certain safety performance criteria, and a revocation could result in a suspension of operations.
Interstate motor carrier operations are subject to safety requirements prescribed by DOT. To a large degree, intrastate motor carrier operations are subject to safety regulations that mirror federal regulations. Such matters as weight and dimension of equipment are also subject to federal and state regulations. DOT regulations also mandate drug testing of drivers. From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.
In addition, some of our operations utilize equipment that contains sealed, low-grade radioactive sources. Our activities involving the use of radioactive materials are regulated by the United States Nuclear Regulatory Commission (“NRC”) and state regulatory agencies under agreement with the NRC. Standards implemented by these regulatory agencies require us to obtain licenses or other approvals for the use of such radioactive materials. We believe that we have obtained these licenses and approvals as necessary and applicable. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, injunctions prohibiting some or all of our operations, assessment of administrative and civil penalties, and even criminal prosecution. In addition, releases of radioactive material could result in substantial remediation costs and potentially expose us to third-party property damage or personal injury claims.
We seek to minimize the possibility of a pollution event through equipment and job design, as well as through training of employees. We also maintain a pollution risk management program that is activated in the event a pollution event occurs. This program includes an internal emergency response plan that provides specific procedures for our employees to follow in the event of a chemical release or spill. In addition, we have contracted with several third-party emergency responders in our various operating areas that are available on a 24-hour basis to handle the remediation and clean-up of any chemical release or spill. We carry insurance designed to respond to fortuitous environmental pollution events. This insurance portfolio has been structured in an effort to address pollution incidents that result in bodily injury or property damage and any ensuing clean up required at our owned facilities, as a result of the mobilization and utilization of our fleets, as well as any environmental claims resulting from our operations.
We also seek to manage environmental liability risks through provisions in our contracts with our customers that generally allocate risks relating to surface activities associated with the hydraulic fracturing process, other than water disposal, to us and risks relating to “down-hole” liabilities to our customers. Our customers are responsible for the disposal of the fracturing fluid that flows back out of the well as waste water, for which they use a controlled flow-back process. We are not involved in that process or the disposal of the resulting fluid. Our contracts generally require our customers to indemnify us against pollution and environmental damages originating below the surface of the ground or arising out of water disposal, or otherwise caused by the customer, other contractors or other third parties. In turn, we generally indemnify our customers for pollution and environmental damages originating at or above the surface caused solely by us. We seek to maintain consistent risk-allocation and indemnification provisions in our customer agreements to the extent possible. Some of our contracts, however, contain less explicit indemnification provisions, which typically provide that each party will indemnify the other against liabilities to third parties resulting from the indemnifying party’s actions, except to the extent such liability results from the indemnified party’s gross negligence, willful misconduct or intentional act.
Overall, we do not anticipate that compliance with existing environmental laws and regulations will have a material effect on our financial condition or results of operations. It is possible, however, that substantial costs for compliance or penalties for non-compliance may be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.
Insurance
Our operations are subject to hazards inherent in the oil and natural gas industry, including blowouts, explosions, cratering, fires, oil spills, surface and underground pollution and contamination, hazardous material spills, loss of well control, damage to or loss of the wellbore, formation or underground reservoir, damage or loss from the use of explosives and radioactive materials, and damage or loss from inclement weather or natural disasters. These conditions can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment and wildlife, and interruption or suspension of operations, among other adverse effects. In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry.

Additionally, our business involves, and is subject to hazards associated with, the transportation of heavy equipment and materials, as well as heavily regulated explosive and radioactive materials. Regularly having a significant number of both commercial and non-commercial motor vehicles on the road creates a high risk of vehicle accidents. The occurrence of a serious accident involving our employees, equipment and/or services, could result in our being named as a defendant to a lawsuit asserting significant claims, and we may also be liable to indemnify certain third-parties, specifically including its customers, for large claims for damages in situations where our employees, equipment and/or services were involved.
Despite our efforts to maintain high safety standards, we from time to time have experienced accidents in the past, and we anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, as well as our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of compensation awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other adverse effects on our financial condition and results of operations.

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
Availability of filings
Our Annual reports on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our internet web site at www.nextierofs.com, as soon as reasonably practicable after we have electronically filed the material with, or furnished it to, the Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site that contains our reports, proxy and information statements and our other SEC filings. The address of that web site is https://www.sec.gov/.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website at https://investors.nextierofs.com/ir-home. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
RISK FACTORS
An investment in our securities involves a variety of risks. In addition to the other information included or incorporated by reference in this annual report, the following risk factors should be carefully considered, as they could have a significant adverse impact on our business, financial condition and results of operations. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic climate amplifies many of these risks. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
Risks Related to Our Industry
Our business is cyclical and depends on spending and well completions by the onshore oil and natural gas industry predominately in the United States, and the level of such activity is volatile. Our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.
Our business is cyclical, and we depend on the willingness of our customers to make expenditures to explore for, develop and produce oil and natural gas from onshore unconventional resources located predominantly in the United States (“U.S.”). The willingness of our customers to undertake these activities depends largely upon prevailing industry and financial market conditions that are influenced by numerous factors over which we have no control, including:

•	prices and expectations about future prices for oil and natural gas;

•	domestic and foreign supply of, and demand for, oil and natural gas and related products;

•	the level of global and domestic oil and natural gas inventories;

•	the supply of and demand for hydraulic fracturing and other oilfield services and equipment in the U.S. and the areas in which we operate;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the availability of adequate pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the rates at which new oil and natural gas reserves are discovered;

•
federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;

•	geopolitical developments, political instability and recent (and potential future) armed hostilities in oil and natural gas producing countries;

•	actions of the Organization of the Petroleum Exporting Countries (“OPEC”), its members and other state-controlled oil companies relating to oil price and production controls;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the price and availability of alternative fuels and energy sources;

•	disruptions due to natural disasters, unexpected or extreme weather conditions, public health crises (such as coronavirus) and similar factors;

•	merger and divestiture activity amongst oil and natural gas producers;

•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers and oil and natural gas midstream operators to raise equity capital and debt financing;

•	investor and activist focus on corporate social responsibility and sustainability; and

•	U.S. federal, state and local and non-U.S. governmental regulations and taxes.
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
The demand for our services is substantially influenced by current and anticipated crude oil and natural gas commodity prices, the related level of drilling and completion activity and general production spending in the areas in which we have operations. Volatility or weakness in crude oil and natural gas commodity prices (or the perception that crude oil and natural gas commodity prices will decrease) affects the operational and capital spending patterns of our customers, and the products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. During periods of declining oil and natural gas prices, or when pricing remains depressed, our customer base may experience significant declines in drilling, completion and production activities, which in turn may result in reduced utilization and increased competition and pricing pressure to varying degrees across our service lines and operating areas.
Historically, prices for crude oil and natural gas have been extremely volatile, and these prices are expected to experience continued volatility. For example, since 2014, crude oil prices have ranged from a high of $107.95 per barrel in 2014 to a low of $44.48 per barrel in late December 2018. During 2019, NYMEX crude oil prices ranged from approximately $46.31 to $66.24 per barrel, with natural gas prices ranging from $1.75 per million British thermal units (“MMbtu”) to $4.25 per MMbtu. Continued price volatility for oil and natural gas is expected during 2020.
Worldwide military, political and economic events, including initiatives by OPEC, affect both the demand for, and the supply of, oil and natural gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, commercial development of economically viable alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels), fuel conservation measures, the availability of pipeline capacity and other factors that will be beyond our control may also affect the supply of, demand for, and price of oil and natural gas. This, in turn, could result in lower demand for our services and cause lower pricing and utilization levels for our services.

Adverse weather conditions could impact demand for our services or materially impact our costs.
Our business could be materially adversely affected by adverse weather conditions. Our operations and the operations of our customers may be adversely affected by seasonal weather conditions, severe weather events and natural disasters. For example, periods of drought, hurricanes, tropical storms, heavy snow, ice or rain may result in customer delays and other disruptions to our services, including availability of key products such as sand and water. Repercussions of adverse weather conditions may include:

•	curtailment of services;

•	weather-related damage to facilities and equipment, resulting in delays in operations;

•	inability to deliver equipment, personnel and products to job sites in accordance with contract schedules;

•	increase in the price of key products or insurance; and

•	loss of productivity.
Competition and availability of excess equipment within the oilfield services industry may adversely affect our ability to market and price our services.
The oilfield services industry is highly competitive. The principal competitive tactics in our markets are generally price, technical expertise, the availability and condition of equipment, work force capability, safety record, reputation and experience. Furthermore, as a result of this competition, available equipment in the markets in which one or more of our product lines competes at times may exceed the demand for such equipment. This excess supply of equipment may result from many factors, including without limitation, a low commodity price environment, increase in the construction of new equipment, or reactivation and improvement of existing equipment. Excess capacity may result in (1) substantial competition for a diminishing amount of demand and/or (2) significant price competition, which could have a material adverse effect on our results of operations, financial condition and prospects.
The oilfield services industry is highly fragmented and includes several large companies that compete in many of the markets we serve, as well as numerous small companies that compete with us on a local basis. Some of our competitors may have greater resources and/or name recognition, which could allow them to better withstand industry downturns and to compete more effectively on the basis of technology, geographic scope, retained skilled personnel and economies of scale. In addition, our industry has experienced recent consolidation through mergers and acquisitions, which could lead to increased resources and capabilities for our competitors. There may also be new companies that enter our business, or re-enter our business with significantly reduced indebtedness following emergence from bankruptcy, or our existing and potential future customers may develop their own oilfield solutions. Our operations may be adversely affected if our current competitors or new market entrants introduce new products, technology or services with better features, performance, prices or other characteristics than our products and services or expand in service areas where we operate.
We periodically seek to increase prices of our services to offset rising costs and to generate higher returns for our stockholders. Because we operate in a very competitive industry, however, we are not always successful in raising or maintaining our existing prices. Even if we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset rising costs without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, we may be unable to replace dedicated contracts that were terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms.
Accordingly, high competition and excess equipment in the market can cause us to have difficulty maintaining pricing, utilization and profit margins and, at times, result in operating losses. We cannot predict the future level of competition or excess equipment in the oil and natural gas service businesses or the level of demand for our services.
Our operations are subject to hazards inherent in the energy services industry.
Risks inherent to our industry can cause personal injury, loss of life, suspension of or impact upon operations, damage to geological formations, damage to facilities, business interruption and damage to, or destruction of, property, equipment and the environment. Such risks may include, but are not limited to:

•	equipment defects;

•	vehicle accidents;

•	fires, explosions and uncontrollable flows of gas or well fluids;

•	unusual or unexpected geological formations or pressures and industrial accidents;

•	blowouts;

•	cratering;

•	loss of well control;

•	collapse of the borehole; and

•	damaged or lost drilling and well completions equipment.
Catastrophic or significantly adverse events can occur at well sites where we conduct our operations, including blow outs resulting in explosions, fires, personal injuries, property damage, pollution, clean-up responsibility and regulatory responsibility. In response, we typically require indemnities, releases and limitations on liability in our contracts with our customers, together with liability insurance coverage, to protect us from potential liability related to such occurrences. However, it is possible that customers or insurers could seek to avoid or be financially unable to meet their obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, financial condition, prospects and results of operations.
Catastrophic or significantly adverse events can also occur at our facilities and during transport of our equipment, commodities and personnel to well sites. Our safety procedures may not always prevent such damages. Our insurance coverage or coverage of applicable vendors and service providers may be inadequate to cover our liabilities. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable or on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our financial condition, results of operations and cash flows.
In addition, our services could become a source of spills or releases of fluids, including chemicals used during activities, at the site where such services are performed, or could result in the discharge of such fluids into underground formations that were not targeted for fracturing or activities, such as potable aquifers. These risks could expose us to substantial liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages and could result in a variety of claims, losses and remedial obligations that could have an adverse effect on our business and results of operations. The existence, frequency and severity of such incidents could affect operating costs, insurability, reputation and relationships with customers, employees and regulators. Any litigation or claims, even if fully indemnified or insured, could negatively affect our reputation with our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

Competition among oilfield service and equipment providers is affected by each provider’s reputation for environmental impact, safety and quality.
Our activities are subject to a wide range of national, state and local environmental, occupational health and safety laws and regulations. In addition, customers maintain their own compliance and reporting requirements. Failure to comply with these environmental, health and safety laws and regulations, or failure to comply with our customers’ compliance or reporting requirements, could tarnish our reputation for safety and quality and have a material adverse effect on our competitive position. In particular, our customers may elect not to purchase our services if they view our environmental or safety record as unsatisfactory, which could cause us to lose customers and substantial revenue.
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
Our operations are subject to stringent federal, state, local and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, greenhouse gasses, areas that are not in attainment with air quality standards, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including potential emissions affecting clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of or restrictions in permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of or restrictions in permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services; thereby possibly having a material adverse impact on our financial condition.
If we do not perform in accordance with government, industry, customer or our own health, safety and environmental standards, we could lose business from our customers, many of whom have an increased focus on environmental and safety issues.
We are subject to requirements imposed by the EPA, U.S. Department of Transportation, U.S. Nuclear Regulatory Commission, OSHA and state regulatory agencies that regulate operations to prevent air, soil and water pollution, and protect worker health and safety.
The EPA regulates air emissions from all engines, including off-road diesel engines that are used by us to power equipment in the field. Under these U.S. emission control regulations, we could be limited in the number of certain off-road diesel engines we can purchase. Further, the requirement to comply with emission control and fuel quality regulations could result in increased costs.
In addition, as part of our business, we handle, transport, and dispose of a variety of fluids and substances used by our customers in connection with their oil and natural gas exploration and production activities. We also generate and dispose of nonhazardous and hazardous wastes. The generation, handling, transportation, and disposal of these fluids, substances, and wastes are regulated by a number of laws, including CERCLA, RCRA, the Clean Water Act, the SDWA and analogous state laws. Under RCRA, the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes are regulated. RCRA currently exempts many oil and gas exploration and production wastes from classification as hazardous waste. However, these oil and gas exploration and production wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas exploration and production wastes now classified as non-hazardous could be classified as hazardous waste in the future.
Failure to properly handle, transport or dispose of these materials or otherwise conduct our operations in accordance with these and other environmental laws could expose us to liability for governmental penalties, third-party claims, cleanup costs associated with releases of such materials, damages to natural resources, and other damages, as well as potentially impair our ability to conduct our operations. Moreover, certain of these environmental laws impose joint and several, strict liability even though our conduct in performing such activities was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties was the basis for such liability. In addition, environmental laws and regulations are subject to frequent change and if existing laws, regulatory requirements or enforcement policies were to change in the future, we may be required to make significant unanticipated capital and operating expenditures.
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
During recent sessions of the U.S. Congress, several pieces of legislation were introduced in the U.S. Senate and House of Representatives for the purpose of amending environmental laws such as the Clean Air Act, the SDWA and the Toxic Substances Control Act with respect to activities associated with extraction and energy production industries, especially the oil and gas industry. Furthermore, various items of legislation and rulemaking have been proposed that would regulate or prevent federal regulation of hydraulic fracturing on federally owned land. Proposed rulemaking from the EPA and OSHA could increase our regulatory requirements, which could increase our costs of compliance or increase the costs of our services, thereby possibly having a material adverse impact on our business and results of operations.
If the EPA or another federal or state agency asserts jurisdiction over certain aspects of hydraulic fracturing operations, an additional level of regulation established at the federal or state level could lead to operational delays and increase our costs. In December 2016, the EPA issued a study of the potential impacts of hydraulic fracturing on drinking water and groundwater. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances, and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Many regulatory and legislative bodies routinely evaluate the adequacy and effectiveness of laws and regulations affecting the oil and gas industry. As a result, state legislatures, state regulatory agencies and local municipalities may consider legislation, regulations or ordinances, respectively, that could affect all aspects of the oil and natural gas industry and occasionally take action to restrict or further regulate hydraulic fracturing operations. At this time, it is not possible to estimate the potential impact on our business of these state and municipal actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. Compliance, stricter regulations or the consequences of any failure to comply by us could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
We are also aware that some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York and Vermont, states in which we have no operations, have banned or are in the process of banning the use of high-volume hydraulic fracturing. Alternatively, some municipalities are considering or have considered zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects and results of operations, if such additional permitting requirements are imposed upon our industry. Additionally, our business could be affected by a moratorium or increased regulation of companies in our supply chain, such as sand mining by our proppant suppliers, which could limit our access to supplies and increase the costs of our raw materials. At this time, it is not possible to estimate how these various restrictions could affect our ongoing operations.
Existing or future laws and regulations related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture and use of carbon dioxide that could have a material adverse effect on our business, results of operations, prospects and financial condition.

Changes in environmental requirements related to greenhouse gases and climate change may negatively impact demand for our services. For example, oil and natural gas exploration and production may decline as a result of environmental requirements, including land use policies responsive to environmental concerns. Federal, state and local agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws and regulations related to emissions of greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas. Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, sequestration and use of carbon dioxide that could have a material adverse effect on our business, results of operations, prospects and financial condition.
Additionally, increasing political and social attention to global climate change has resulted in pressure upon shareholders, financial institutions and/or financial markets to modify their relationships with oil and gas companies and to limit investments and/or funding to such companies, which could increase our costs or otherwise adversely affect our business and results of operations.
Changes in transportation regulations may increase our costs and negatively impact our results of operations.
We are subject to various transportation regulations, including regulation of motor carriers by the U.S. Department of Transportation and by various federal, state and tribal agencies, whose regulations include certain permit requirements imposed by highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, driver requirements and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. As the federal government continues to develop and propose regulations relating to fuel quality, engine efficiency and greenhouse gas emissions, we may experience an increase in costs related to truck purchases and maintenance, impairment of equipment productivity, a decrease in the residual value of vehicles, unpredictable fluctuations in fuel prices and an increase in operating expenses. Increased truck traffic may contribute to deteriorating road conditions in some areas where our operations are performed. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.
We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), this public health concern could pose a risk to our employees, our customers, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We may experience an impact to the timing and availability of key products from suppliers, customer shutdowns to prevent spread of the virus, employee impacts from illness, school closures and other community response measures, all of which could negatively impact our business.  We continue to monitor the situation and may adjust our current policies and practices as more information and guidance become available.

Risks Related to Our Recent Merger

We may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us.

As a result of the C&J Merger, we may experience impacts on relationships with customers and suppliers that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the C&J Merger whether or not contractual rights are triggered as a result of the C&J Merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the C&J Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with us, then our business and results of operations may be harmed. Furthermore, we do not have long-term arrangements with many of our significant suppliers. If our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
Combining the businesses of legacy Keane and C&J may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated benefits of the C&J Merger, which may adversely affect our business results and negatively affect the value of our common stock.
The success of the C&J Merger will depend on, among other things, our ability to combine the legacy Keane and C&J in a manner that realizes cost savings and facilitates growth opportunities. However, we must successfully integrate the legacy Keane and C&J businesses in a manner that permits these benefits to be realized. In addition, we must achieve the cost savings and anticipated growth without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the C&J Merger may not be realized fully, or at all, or may take longer to realize than expected.
An inability to realize the full extent of the anticipated benefits of the C&J Merger and the other transactions contemplated by the C&J Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results of the Company, which may adversely affect the value of our common stock.
In addition, the actual integration may result in additional and unforeseen expenses and may cost more than anticipated, and the anticipated benefits of the integration plan may not be realized. Actual cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, it may be unable to successfully integrate the operations of legacy Keane and C&J or realize the anticipated benefits of the integration of the two companies.

The failure to successfully integrate the businesses and operations of the Company and C&J in the expected time frame may adversely affect the Company's future results.

There can be no assurances that the businesses of the Company and C&J can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of the two businesses in order to realize the anticipated benefits of the C&J Merger so the Company performs as expected:

•
combining the businesses operations and corporate functions of the Company and C&J, in a manner that permits the Company to achieve any cost savings or revenue synergies anticipated to result from the C&J Merger, the failure of which would result in the anticipated benefits of the C&J Merger not being realized in the time frame currently anticipated or at all;

•	reducing additional and unforeseen expenses to prevent integration costs from more than anticipated;

•	avoiding delays in the integration process;

•	integrating personnel from the two companies and retaining key employees;

•	integrating the companies' technologies;

•	integrating and standardizing the offerings and services available to customers;

•	identifying and eliminating redundant and underperforming functions and assets;

•	harmonizing the companies' operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies' administrative and information technology infrastructure;

•	coordinating distribution and marketing efforts;

•	managing the movement of certain positions to different locations; and

•	effecting actions that may be required in connection with obtaining regulatory approvals.
In addition, at times the attention of certain members of the Company's management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to the Company, which may disrupt the business of the Company.
Furthermore, the Company's board of directors and executive leadership of the Company consists of former directors and executive officers from each of the Company and C&J. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

Risks Related to Our Business
The loss of one or more significant customers could adversely affect our financial condition, prospects and results of operations.
Our business, financial condition, prospects and results of operations could be materially adversely affected, if one or more of our significant customers ceases to engage us for our services on favorable terms or at all, or fails to pay or delays in paying us significant amounts of our outstanding receivables. Our completions business has historically had contracts with a portion of our customers that are annual to multi-year.
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
Our hydraulic fracturing fleets and other service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service, or our equipment may not be attractive to potential or current customers. Additionally, increased demand, competition, environmental and safety requirements or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. For example, in 2018, we purchased approximately 150,000 newbuild hydraulic horsepower, representing three additional hydraulic fracturing fleets, for approximately $129.4 million. Such demands on our capital or reductions in demand for our hydraulic fracturing fleets and other service-related equipment and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.
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
Our commitments under supply agreements could exceed our requirements, exposing us to risks including price, timing of delivery and quality of products and services upon which our business relies.

We have purchase commitments with certain vendors to supply a majority of the proppant that we may provide in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. If demand for our hydraulic fracturing services decreases from current levels, demand for the raw materials and products we supply as part of these services will also decrease. If demand decreases enough, we could have contractual minimum commitments that exceed the required amount of goods we need to supply to our customers. In this instance, we could be required to purchase goods that we do not have a present need for, pay for goods that we do not take delivery of or pay prices in excess of market prices at the time of purchase.
Delays in deliveries of key raw materials or increases in the cost of key raw materials could harm our business, results of operations and financial condition.
We have established relationships with a limited number of suppliers of our raw materials (such as proppant, guar, chemicals or coiled tubing) and finished products (such as fluid-handling equipment). Raw materials essential to our business are normally readily available. However, high levels of demand for raw materials, such as gels, guar, proppant and hydrochloric acid, have triggered constraints in the supply chain of those raw materials and could dramatically increase the prices of such raw materials. Should any of our current suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver the products in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, increasing costs of certain raw materials, including guar or proppant, may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic shortages associated with hydraulic fracturing operations, such as proppant and guar, requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of raw materials, including proppants.
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
The nature of our business makes us susceptible to legal proceedings and governmental audits and investigations from time to time. In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us that could have a material adverse effect on our business, financial condition and results of operations. Similarly, any legal proceedings or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our legal and environmental contingencies for the years ended December 31, 2019, 2018 and 2017.

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
Part of our strategy is to continue to expand our geographic scope and customer relationships, increase our access to technology and to grow our business, which is dependent on our ability to make acquisitions that result in accretive revenues and earnings. We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:

•	failure to identify attractive targets;

•
    incorrect assumptions regarding the future liabilities or future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to obtain financing on acceptable terms or at all;

•	restrictions in our debt agreements;

•	failure to successfully integrate the operations or management of any acquired operations or assets (particularly as we undertake the integration of the legacy Keane and C&J businesses);

•	failure to retain or attract key employees;

•	new or expanded areas of operational risk (such as offshore or international operations) and related costs and demands of any applicable regulatory compliance; and

•	diversion of management’s attention from existing operations or other priorities.
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
Any of the foregoing obstacles, or a combination of them, could decrease gross profit margins or increase selling, general and administrative expenses in absolute terms and/or as a percentage of net sales, which could in turn negatively impact our net income and cash flows. The foregoing obstacles could prove to be especially difficult in light of the C&J Merger since we are a newly combined company in the process of integrating the legacy Keane and C&J businesses.
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
If labor costs increase or we fail to attract and retain qualified employees our business, results of operations, cash flows and financial condition may be adversely affected.
The labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries. Tighter labor markets may make it even more difficult for us to hire and retain qualified employees and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including prevailing wage rates, employee preferences, employment law and regulation, environmental, health and safety regulation, labor relations and immigration policy. A significant increase in competition or cost increase arising from any of the aforementioned factors in may have a material adverse impact on our business, results of operations and financial condition.
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
We are in the process of integrating our enterprise resource planning (“ERP”) systems from each of the legacy entities to the C&J Merger that assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP system integration is complex and time-consuming and involves substantial expenditures on system software and integration activities, as well as changes to business processes and, possibly, adjustments to internal control over financial reporting. The integration of the ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will continue to be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in the integration of our ERP system, particularly ones that impact our financial reporting and accounting systems or our ability to provide services, send invoices, track payments or fulfill contractual obligations, could adversely affect our business, financial condition, results of operations and cash flows. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be impacted, which could cause us to fail to meet our reporting obligations.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. We use these technologies for internal purposes, including data storage (which may include personal identification information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders), processing, and transmissions, as well as in our interactions with customers and suppliers. For example, we depend on digital technologies to perform many of our services and processes and to record operational and financial data. At the same time, cyber incidents, which could include, among other things, deliberate attacks, unintentional events, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to computer systems, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, as well as those of our customers, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information, personal information and other data, or other disruption of our business operations. In addition, certain cyber incidents, such as unauthorized surveillance, may remain undetected for an extended period of time. Our systems and insurance coverage for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses we may experience as a result of the realization of such risks. In addition, these risks could harm our reputation and our relationships with customers, suppliers, employees, and other third-

parties, and may result in claims against us, including liability under laws that protect the privacy of personal information. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate the effects of cyber incidents.
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
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.
The United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries and partners from making, offering or authorizing improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Although we currently have limited international operations, we may do business in the future in countries or regions where strict compliance with anti-bribery laws may conflict with local customs and practices. Our employees, intermediaries, and partners may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future. As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees, intermediaries, or partners even if such parties are not always subject to our control or are not themselves subject to the FCPA or other anti-bribery laws to which we may be subject. We are committed to doing business in accordance with applicable anti-bribery laws and have implemented policies and procedures concerning compliance with such laws. Our existing safeguards and any future improvements, however, may prove to be less than effective, and our employees, intermediaries, and partners may engage in conduct for which we might be held responsible. Violations of the FCPA and other anti-bribery laws (either due to our acts, the acts of our intermediaries or partners, or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operations.

Risks Related to Owning Our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2019, we had $337.6 million of debt outstanding, net of discounts and deferred financing costs (not including capital lease obligations). After giving effect to our borrowing base, we had approximately $303.8 million of availability under our 2019 ABL Facility (as defined herein).
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

Despite our indebtedness levels, we may still be able to incur additional debt, which could further exacerbate the risks associated with our leverage.
We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the credit agreements that govern the 2019 ABL Facility and the 2018 Term Loan Facility (as defined herein and, together with the 2019 ABL Facility, the “Senior Secured Debt Facilities”) permit us to incur additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Principal Debt Agreements” for further details.
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
See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Principal Debt Agreements” for further details.
Substantially all of our debt is variable rate and increases in interest rates could negatively affect our financing costs and our ability to access capital.
We have exposure to future interest rates based on the variable rate debt under the Senior Secured Debt Facilities, and to the extent we raise additional debt in the capital markets to meet maturing debt obligations, to fund our capital expenditures and working capital needs and to finance future acquisitions. Daily working capital requirements are typically financed with operational cash flow and through borrowings under our 2019 ABL Facility, if needed. The interest rate on these borrowing arrangements is generally determined from the inter-bank offering rate at the borrowing date plus a pre-set margin. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results.
In addition, in certain circumstances, our variable rate indebtedness uses the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. The LIBOR has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in our financing costs and our ability to access capital.
Disruptions in the capital and credit markets, continued low commodity prices, our debt level and other factors may restrict our ability to raise capital on favorable terms, or at all.
Disruptions in the capital and credit markets, in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Continued low commodity prices, among other factors, have caused some lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt at maturity on favorable terms, or at all, and in certain instances have reduced or ceased to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms or at all, it could adversely affect our business, financial condition and results of operations.
Ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation under Section 382 of the Internal Revenue Code, and NOLs and other tax attributes is subject to reduction, causing less NOL or tax deductions to be available to offset future taxable income for U.S. federal income tax purpose.
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses (“NOLs”) carried forward from prior years. As of December 31, 2019, we reported consolidated federal NOL carryforwards of approximately $787.6 million of which $721.3 million are pre-change NOL's subject to limitation. Our ability to utilize our NOL carryforwards to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of our stock have aggregate increases in their ownership of such stock of more than 50 percentage points over such stockholders’ lowest ownership percentage during the testing period (generally a rolling three year period). We believe we experienced an ownership change in October 2019 as a result of the C&J Merger. We also believe we experienced an ownership change in January 2017 as a result of the implementation of the IPO. Thus our pre-change NOLs are subject to limitation under Section 382 of the Code as a result. Such limitation may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause a portion of our pre-change NOLs generated prior to 2018 to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.
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

•	the failure of securities analysts to cover, or continue to cover, our common stock or changes in financial estimates by analysts;

•	changes in, or investors’ perception of, the oil field services industry, including hydraulic fracturing;

•	the activities of competitors;

•	future issuances and sales of our common stock, including in connection with acquisitions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	regulatory or legal developments in the U.S.;

•	litigation involving us, our industry, or both; and

•	general economic conditions.
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
As of March 9, 2019, 213,193,419 shares of common stock were outstanding, of which approximately 19.1% of the shares were held by Cerberus through Keane Investor. If they sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that Keane Investor might sell shares of common stock could also create a perceived overhang and depress our market price.
Because we do not currently pay dividends, our stockholders may not receive any return on investment, unless they sell their common stock for a price greater than that which they paid for it.
We do not currently pay dividends, and our stockholders do not have contractual or other rights, to receive dividends. Our board of directors may, in its discretion, modify or repeal our dividend policy. The declaration and payment of dividends depends on various factors, including: our net income, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors.
In addition, we are a holding company that does not conduct any business operations of our own. As a result, we would be dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments. Our subsidiaries’ ability to pay dividends is restricted by agreements governing their debt instruments and may be restricted by agreements governing any of our subsidiaries’ future indebtedness. Furthermore, our subsidiaries are permitted under the terms of their debt agreements to incur additional indebtedness that may severely restrict or prohibit the payment of dividends. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
Under the Delaware General Corporation Law (the “DGCL”), our board of directors may not authorize payment of a dividend unless it is either paid out of our surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
We may not execute our capital return program, including the repurchase of our common stock pursuant to our share repurchase program under the capital return program, and such programs may not have the desired effect.
In December 2019, our board of directors approved a capital return program under which we may expend a total of up to $100 million through December 31, 2020, through stock repurchases, dividends or other capital return strategies. As part of the capital return program, our board of directors approved a stock repurchase program of up to $50 million of the Company's common stock, subject to U.S. Securities and Exchange Commission regulations, stock market conditions, capital needs of the business and other factors. Since the inception of our share repurchase program through December 31, 2019, we have made no share repurchases. We can provide no assurance that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
Although our board of directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Furthermore, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.
We have 286,806,581 shares of common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 14,054,982 shares of our common stock available for award that may be issued under our equity incentive plans. Any common stock that we issue, including under our equity incentive plans or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.
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
Cerberus currently controls approximately 19.1% of our common stock. Even though Cerberus no longer controls a majority of our common stock, Cerberus continues to have significant influence over us, including the election of our directors, determination of our corporate and management policies and determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of our 12 directors are employees of, appointees of, or advisors to, members of Cerberus. The interests of Cerberus may not coincide with the interests of other holders of our common stock. For example, the concentration of ownership held by Cerberus could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to directly or indirectly own a significant amount of our equity, Cerberus will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.

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
In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions are as follows:

•
on or after such date that Keane Investor and its respective Affiliates (as defined in Rule 12b-2 of the Exchange Act, or any person who is an express assignee or designee of Keane Investor’s respective rights under our certificate of incorporation (and such assignee’s or designee’s Affiliates)) (of these entities, the entity that is the beneficial owner of the largest number of shares is referred to as the “Designated Controlling Stockholder”) ceases to own, in the aggregate, at least 50% of the then-outstanding shares of our common stock (the “50% Trigger Date”),the authorized number of our directors may be increased or decreased only by the affirmative vote of two-thirds of the then-outstanding shares of our common stock or by resolution of our board of directors;

•	on or after the 50% Trigger Date, our stockholders may only amend our bylaws with the approval of at least two-thirds of all of the outstanding shares of our capital stock entitled to vote;

•	the manner in which stockholders can remove directors from the board will be limited;

•	on or after the 50% Trigger Date, stockholder actions must be effected at a duly called stockholder meeting and actions by our stockholders by written consent are prohibited;

•
from and after such date that the Designated Controlling Stockholder ceases to own, in the aggregate, at least 35% of the then-outstanding shares of our common stock (the “35% Trigger Date”), advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors will be established;

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
In connection with the Keane IPO, Keane entered into a Stockholders’ Agreement with Keane Investor. This stockholders’ agreement was amended and restated in conjunction with the C&J Merger (as amended and restated, the “Stockholders’ Agreement”) and provides that, except as otherwise required by applicable law, from the date on which (a) Keane Investor or, in the event a Cerberus Holder no longer holds Company shares through Keane Investor, Cerberus Holder has beneficial ownership of at least 12.5% or greater of the aggregate number of company shares then outstanding, Keane Investor or, in the event Cerberus Holder no longer holds company shares through Keane Investor, Cerberus Representative shall have the right to designate to the board of directors two individuals who satisfy the Director Requirements; and (b) Keane Investor or, in the event Cerberus Holder no longer holder company shares through Keane Investor, Cerberus Holder has beneficial ownership of less than 12.5% but at least 7.5% of the aggregate number of company shares then outstanding, Keane Investor or, in the event Cerberus Holder no longer holds company shares through Keane Investor, Cerberus Representative shall have the right to designate to the board of directors one individual who satisfies the Director Requirements. The ability of Keane Investor or a Holder to appoint one or more directors could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We lease office space for our principal executive headquarters, which is located at 3990 Rogerdale Rd., Houston, Texas 77042, for our research and technology facility at 10771 Westpark Dr., Houston, Texas 77042 and for our engineering and technology center at 8301 New Trails Dr., The Woodlands, Texas. We also own property for our maintenance facility at 1214 Gas Plant Rd., San Angelo, Texas 76904.
In addition, we own or lease numerous other smaller facilities and administrative offices across the geographic regions in which we operate to support our ongoing operations, including district offices, local sales offices, yard facilities and temporary facilities to house employees in regions where infrastructure is limited. Our leased properties are subject to various lease terms and expirations. We believe that our existing facilities are adequate for our operations and our locations allow us to efficiently serve our customers. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.

Item 3. Legal Proceedings
Due to the nature of our business, we are, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to our business activities. It is our management’s opinion that although the amount of liability with respect to certain of these known legal proceedings and claims cannot be ascertained at this time, any resulting liability will not have a material adverse effect individually or in the aggregate on our financial condition, cash flows or results of operations; however, there can be no assurance as to the ultimate outcome of these matters.
Litigation Related to the C&J Merger
In connection with the Merger Agreement and the transactions contemplated thereby the following complaints have been filed: (i) one putative class action complaint was filed in the United States District Court for the District of Colorado by a purported C&J stockholder on behalf of himself and all other C&J stockholders (excluding defendants and related or affiliated persons) against C&J and members of the C&J board of directors, (ii) two putative class action complaints were filed in the United States District Court for the District of Delaware by a purported C&J stockholder on behalf of himself and all other C&J stockholders (excluding defendants and related or affiliated persons) against C&J, members of the C&J board of directors, the Company and Merger Sub, (iii) one putative class action complaint was filed in the United States District Court for the Southern District of Texas by a purported stockholder of the Company on behalf of himself and all other stockholders of the Company (excluding defendants and related or affiliated persons) against the Company and members of its board of directors, and (iv) one putative class action was filed in the Delaware Chancery Court by a purported stockholder of the Company on behalf of himself and all other stockholders of the Company (excluding defendants and related or affiliated persons) against members of the Company's board of directors. The five stockholder actions are captioned as follows: Palumbos v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-02386 (D. Colo.), Wuollet v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-01411 (D. Del.), Plumley v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-01446 (D. Del.), Bushansky v. Keane Group, Inc. et al., Case No. 4:19-cb-02924 (S.D. Tex) and Woods v. Keane Group, Inc., et al., Case No. 2019-0590 (Del. Chan.) (collectively, the "Stockholder Actions").
In general, the Stockholder Actions allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, or aided and abetted in such alleged violations, because the Registration Statement on Form S-4 filed with the SEC on July 16, 2019 in connection with the proposed C&J Merger allegedly omitted or misstated material information.
The Stockholder Actions seek, among other things, injunctive relief preventing the consummation of the C&J Merger, unspecified damages and attorneys' fees. C&J, the Company and the other named defendants believe that no supplemental disclosures were required under applicable laws; however, to avoid the risk of the Stockholder Actions delaying the C&J Merger and to minimize the expense of defending the Stockholder Actions, and without admitting any liability or wrongdoing, C&J and the Company filed a Form 8-K on October 11, 2019 making certain supplemental disclosures in connection with the C&J Merger. Following those supplemental disclosures, plaintiffs in the Woods and Bushansky actions voluntarily dismissed their claims as moot on October 16, 2019 and October 29, 2019, respectively. The defendants have not yet answered or otherwise responded to the complaints in the remaining Stockholder Actions, but the Company continues to believe that the allegations therein lack merit and no supplemental disclosures were required under applicable law, and intends to defend itself vigorously.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
From the consummation of our IPO in January of 2017 until October 30, 2019, our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “FRAC.” As of October 31, 2019, our common stock trades on the NYSE under the symbol “NEX”.     On March 9, 2020, the last reported sales price of our common stock on the NYSE was $2.03 per share.
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
The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index, the Standard & Poor’s MidCap Index, the Oilfield Service Index and a composite average of publicly traded peer companies (Basic Energy Services, Inc., FTS International, Inc., Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Holding Corp., Quintana Energy Services, RPC, Inc., and Superior Energy Services, Inc.), since January 20, 2017.
The graph assumes $100 was invested on January 20, 2017 in our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s MidCap Index, the Oilfield Service Index and a composite of publicly traded peer companies. The cumulative total return assumes the reinvestment of all dividends. We elected to include the stock performance of a composite of our publicly traded peers, as we believe it is an appropriate benchmark for our line of business/industry.
Holders

As of March 9, 2020, we had 213,193,419 shares of common stock issued and outstanding, held by approximately 8 registered holders. The number of registered holders does not include holders that have common stock held for them in “street name,” meaning that the stock is held for their accounts by a broker or other nominee.
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
On December 11, 2019, we announced that our board of directors had authorized a stock repurchase program of up to $50 million of our outstanding common stock, with the intent of returning value to our shareholders, as we continue to expect further growth and profitability. The program does not obligate us to purchase any particular number of shares of common stock during any period, and the program may be modified or suspended at any time at our discretion. The duration of the stock buy-back program was through December 31, 2020.
Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(3)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)(2)
October 1, 2019 through October 31, 2019	407,023	$4.32	—	$100,000,000
November 1, 2019 through November 30, 2019	36,952	$4.61	—	$100,000,000
December 1, 2019 through December 31, 2019	137,890	$6.02	—	$150,000,000
Total	581,865	$4.74	—	$150,000,000

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
(2) On December 11, 2019, the Company announced the board of directors approved a new share repurchase program for up to $50.0 million through December 2020.
(3) Consists of shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

Item 6. Selected Financial Data
The selected financial data for the periods presented was derived from our audited consolidated and combined financial statements . The selected historical financial data presented below is not intended to replace our historical financial statements, and should be read in conjunction with Part I, “Item 1A. Risk Factors,” Part II, “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations” and our audited consolidated and combined financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report in order to understand those factors, such as the C&J Merger, which may affect the comparability of the Selected Financial Data.

	Years Ended December 31,
	2019(1)	2018	2017(2)	2016(3)	2015
(in thousands of dollars, except per share amounts)
Statement of Operations Data:
Revenue	$1,821,556	$2,137,006	$1,542,081	$420,570	$366,157
Cost of services(4)	1,403,932	1,660,546	1,282,561	416,342	306,596
Depreciation and amortization	292,150	259,145	159,280	100,979	69,547
Selling, general and administrative expenses	123,676	113,810	84,853	36,615	26,081
Merger and integration	68,731	448	8,673	16,540	—
(Gain) loss on disposal of assets	4,470	5,047	(2,555)	(387)	(270)
Impairment	12,346	—	—	185	3,914
Total operating costs and expenses	1,905,305	2,038,996	1,532,812	570,274	405,868
Operating income (loss)	(83,749)	98,010	9,269	(149,704)	(39,711)
Other income (expense), net	453	(905)	13,963	916	(1,481)
Interest expense(5)	(21,856)	(33,504)	(59,223)	(38,299)	(23,450)
Total other expenses	(21,403)	(34,409)	(45,260)	(37,383)	(24,931)
Income (loss) before income taxes	(105,152)	63,601	(35,991)	(187,087)	(64,642)
Income tax expense	(1,005)	(4,270)	(150)	—	—
Net income (loss)	$(106,157)	$59,331	$(36,141)	$(187,087)	$(64,642)
Per Share Data(6)
Basic net income (loss) per share	$(0.86)	$0.54	$(0.34)	$(2.14)	$(0.74)
Diluted net income (loss) per share	(0.86)	0.54	(0.34)	(2.14)	(0.74)
Weighted average number of shares: basic	122,977	109,335	106,321	87,313	87,313
Weighted average number of shares: diluted	122,977	109,660	106,321	87,313	87,313

	Years Ended December 31,
Statement of Cash Flows Data:
Cash flows from operating activities	$305,463	$350,311	$79,691	$(54,054)	$37,521
Cash flows from investing activities	(114,100)	(297,506)	(250,776)	(227,161)	(26,038)
Cash flows from financing activities	(16,746)	(68,554)	218,122	276,633	(10,518)
Other Financial Data:
Capital expenditures(7)	$193,187	$291,543	$189,629	$23,545	$27,246
Balance Sheet Data (at end of period):
Total assets	$1,664,907	$1,054,579	$1,043,116	$536,940	$324,795
Long-term debt (including current portion) (8)	337,623	340,730	275,055	269,750	207,067
Total liabilities	778,135	567,398	530,024	374,688	244,635
Total stockholders’ equity	886,772	487,181	513,092	162,252	80,160

(1)	Commencing on November 1, 2019, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of C&J.

(2)	Commencing on July 3, 2017, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of RockPile.

(3)	Commencing on March 16, 2016, our consolidated and combined financial statements also include the financial position, results of operations and cash flows of the Acquired Trican Operations.

(4)	Excludes depreciation and amortization, shown separately.

(5)
Interest expense during the year ended December 31, 2019 includes $0.5 million in write-offs in connection with the modification of the 2017 ABL Facility. Interest expense during the year ended December 31, 2018 includes $7.6 million in write-offs of deferred financing costs, incurred in connection with the early debt extinguishment of our 2017 Term Loan Facility (as defined herein). Interest expense during the year ended December 31, 2017 includes $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred financing costs, incurred in connection with the refinancing of our then existing revolving credit and security agreement (as amended, the “2016 ABL Facility”) and the early debt extinguishment of our the term loan facility provided by that certain credit agreement entered into on March 16, 2016 by KGH Intermediate Holdco I, LLC, Holdco II and Keane Frac, LP (as amended, the “2016 Term Loan Facility”) with certain financial institutions (collectively, the “2016 Term Lenders”) and CLMG Corp., as administrative agent for the 2016 Term Lenders, and Senior Secured Notes (as defined herein).

(6)
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

(7)
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

(8)
Long-term debt includes $7.1 million, $7.5 million, $8.2 million and $18.4 million of unamortized debt discount and debt issuance costs for 2019, 2018, 2017, and 2016 respectively, and excludes capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated and combined financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. For additional information related to forward looking statements or information related to the basis of presentation and comparability of financial information, please see “Cautionary Statement Regarding Forward-Looking Statements and Information” and “Basis of Presentation in this Annual Report on Form 10-K”, both of which immediately follow the table of contents of this Form 10-K.
Business Overview
NexTier Oilfield Solutions Inc. is an industry-leading U.S. land oilfield focused service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We have a history of growth through acquisition, including (i) our 2017 acquisition of RockPile, a multi-basin provider of integrated well completion services in the U.S. whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs, and (ii) our 2018 asset acquisition from RSI to acquire approximately 90,000 hydraulic horsepower and related support equipment. Our most recent strategic transaction was the October 31, 2019, merger transaction with C&J Energy Services, Inc. (“C&J Merger”), a publicly traded Delaware corporation. This history impacts the comparability of our operational results from year to year. See Part I, “Item 1. Business” of this Annual Report for an overview of our history, including additional information on the acquisitions noted above, including the C&J Merger, our 2017 IPO, predecessor, and business environment. Additional information on these transactions can be found in Note (3) Mergers and Acquisitions of Part II, “Item 8. Financial Statements and Supplemental Data.”
Industry Overview
We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford and the Bakken/Rockies. These regions are expected to account for approximately 73% of all new horizontal wells anticipated to be drilled through 2021. In addition, the high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
In particular, we are one of the largest providers of completion services in the Permian Basin, the most prolific and cost-competitive oil and natural gas basin in the United States. The Permian and the Marcellus Shale/Utica Basins are expected to account for 56% of total active rigs in the United States through 2022. These basins have experienced a recovery in activity since the spring of 2016, with an 156% increase in rig count from their combined second quarter of 2016 low of 185 to 475 as of December 31, 2019. Our financial performance is significantly affected by rig and well count in North America, as well as oil and natural gas prices, which are summarized in the tables below.
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

While it is too early to determine the impact, the recent actions taken by OPEC are expected to have a material negative impact on crude oil prices. Our customers’ cash flows, in most instances, depend upon the revenue they generate from the sale of oil and natural gas. Lower oil and natural gas prices usually translate into lower exploration and production budgets. We are closely monitoring the situation including potential activity responses by our E&P customers.
The following table shows the average historical oil and natural gas prices for WTI and Henry Hub natural gas:

	Year Ended December 31,
	2019	2018	2017
Oil price - WTI(1)	$56.98	$64.94	$50.88
Natural gas price - Henry Hub(2)	$2.57	$3.17	$2.99
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu

The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31,
Product Type	2019	2018	2017
Oil	773	841	703
Natural Gas	169	190	172
Other	1	1	1
Total	943	1,032	876

	Year Ended December 31,
Drilling Type	2019	2018	2017
Horizontal	826	900	736
Vertical	54	63	70
Directional	63	69	70
Total	943	1,032	876

As of February 2020, global liquids demand is expected to average 101.7 million barrels per day in 2020. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) increased likelihood of favorable regulatory and legislative initiatives, (ii) increased acceptance of natural gas as a clean and abundant domestic fuel source and (iii) the emergence of low-cost natural gas shale developments. As of February 2020, natural gas demand in the United States is expected to average 86.24 billion cubic feet per day in 2020.
Operating Approach & Strategy
We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and our three innovation centers, provide us with the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and unique challenges.

Our revenues and profits are generated by providing services and equipment to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. Our results of operations in our core service lines are driven primarily by five interrelated, fluctuating variables: (1) the drilling, completion and production activities of our customers, which is primarily driven by oil and natural gas prices and directly affects the demand for our services; (2) the price we are able to charge for our services and equipment, which is primarily driven by the level of demand for our services and the supply of equipment capacity in the market; (3) the cost of materials, supplies and labor involved in providing our services, and our ability to pass those costs on to our customers; (4) our activity, or deployed equipment “utilization” levels; and (5) the quality, safety and efficiency of our service execution.
Our operating strategy is focused on maintaining high utilization levels of deployed equipment to maximize revenue generation while controlling costs to gain a competitive advantage and drive returns. We believe that the quality and efficiency of our service execution and aligning with customers who recognize the value that we provide through service quality and efficiency gains are central to our efforts to support equipment utilization and grow our business.
However, equipment utilization cannot be relied on as wholly indicative of our financial or operating performance due to variations in revenue and profitability from job to job, the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed. Given the volatile and cyclical nature of activity drivers in the U.S. onshore oilfield services industry, coupled with the varying prices we are able to charge for our services and the cost of providing those services, among other factors, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.
Historically, our utilization levels have been highly correlated to U.S. onshore spending by our customers, which is heavily driven by the price of oil and natural gas. Generally, as capital spending by our customers increases, drilling, completion and production activity also increases, resulting in increased demand for our services, and therefore more days or hours worked (as the case may be). Conversely, when drilling, completion and production activity levels decline due to lower spending by our customers, we generally provide fewer services, which results in fewer days or hours worked (as the case may be). Additionally, during periods of decreased spending by our customers, we may be required to discount our rates or provide other pricing concessions to remain competitive and support deployed equipment utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which could further adversely affect our results. Furthermore, when demand for our services increases following a period of low demand, our ability to capitalize on such increased demand may be delayed while we reengage and redeploy equipment and crews that have been idled during a downturn. The mix of customers that we are working for, as well as limited periods of exposure to the spot market, also impacts our deployed equipment utilization.

Our Reportable Segments
As of December 31, 2019, we were organized into three reportable segments:

•
Completion Services, which consists of the following businesses and services lines: (1) hydraulic fracturing; (2) wireline and pumpdown services; and (3) completion support services, which includes our innovation centers and activities.

•	Well Construction and Intervention Services, which consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services.

•	Well Support Services, which consists of the following businesses and service lines: (1) rig services; (2) fluids management; and (3) other special well site services.
Completion Services
The core services provided through our Completion Services segment are hydraulic fracturing, wireline and pumpdown services. As of December 31, 2019, we had approximately 45 hydraulic fracturing fleets, 118 wireline trucks and 80 pumpdown units capable of being deployed. Our completion support services are focused on supporting the efficiency, reliability and quality of our operations. Our Innovation Centers provide in-house manufacturing capabilities that help to reduce operating cost and enable us to offer more technologically advanced and efficiency focused completion services, which we believe is a competitive differentiator. For example, through our Innovation Centers we manufacture the data control instruments used in our fracturing operations and the perforating guns and addressable switches used in our wireline operations; these products are also available for sale to third-parties. The majority of revenue for this segment is generated by our fracturing business.
Well Construction and Intervention Services
The core services provided through our Well Construction and Intervention Services segment are cementing and coiled tubing services. The majority of revenue for this segment is generated by our cementing business. As of December 31, 2019, we had approximately 25 coiled tubing units and 101 cementing units capable of being deployed.
Well Support Services
Our Well Support Services segment was divested in a transaction that closed on March 9, 2020. It focused on post-completion activities at the well site, including rig services, such as workover and plug and abandonment, fluids management services, and other specialty well site services. Since early 2017, in response to the highly competitive landscape and reflecting our returns-focused strategy, we had focused on operational rightsizing measures to better align these businesses with current market conditions. This strategy resulted in closing facilities and idling unproductive equipment. For example, we either sold or shut down numerous businesses or asset packages, which included the divestiture of the majority of our fluids management assets in both West and South Texas in the third quarter of 2019. As of December 31, 2019, we had approximately 276 workover rigs and 348 fluids management trucks capable of being deployed. The majority of revenue for this segment is generated by our rig services business, and we consider rig services and fluids management to be the primary businesses within this segment.
How we calculate utilization for each segment
Our management team monitors asset utilization, among other factors, for purposes of assessing our overall activity levels and customer demand. For our Completion Services segment, asset utilization levels for our own fleets is defined as the ratio of the average number of deployed fleets to the number of total fleets for a given time period. We define active fleets as fleets available for deployment; we consider one of our fleets deployed if the fleet has been put in service at least one day during the period for which we calculate utilization; and we define fully-

utilized fleets per month as fleets that were deployed and working with our customers for a significant portion of a given month. As a result, as additional fleets are incrementally deployed, our utilization rate increases. We define industry utilization of fracturing assets as the ratio of the total industry demand of hydraulic horsepower to the total available capacity of hydraulic horsepower, in each case as reported by an independent industry source. Our method for calculating the utilization rate for our own fracturing fleets or the industry may differ from the method used by other companies or industry sources which could, for example, be based off a ratio of the total number of days a fleet is put in service to the total number of days in the relevant period. We believe that our measures of utilization, based on the number of deployed fleets, provide an accurate representation of existing, available capacity for additional revenue generating activity.
In our Well Construction and Intervention Services segment, we measure our asset utilization levels for our cementing business primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month. In our coiled tubing business, we measure certain asset utilization levels by the hour to better understand measures between daylight and 24-hour operations. Both the financial and operating performance of our coiled tubing and cement units can vary in revenue and profitability from job to job depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed.
In our Well Support Services segment, we measured asset utilization levels primarily by the number of hours our assets work on a monthly basis, based on the available working days per month.
Our operating strategy is focused on maintaining high asset utilization levels to maximize revenue generation while controlling costs to gain a competitive advantage and drive returns. We believe that the safety, quality and efficiency of our service execution and our alignment with customers who recognize the value that we provide are central to our efforts to support utilization and grow our business. Given the volatile and cyclical nature of activity drivers in the U.S. onshore oilfield services industry, coupled with the varying prices we are able to charge for our services and the cost of providing those services, among other factors, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle. For additional information about factors impacting our business and results of operations, please see “Industry Trends and Outlook” in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
RESULTS OF OPERATIONS
The following table sets forth our financial results for the year ended December 31, 2019 as compared to the year ended the year ended December 31, 2018. Our financial results for 2019 include the financial and operating results of the businesses acquired in the C&J Merger for the partial period beginning November 1, 2019 through December 31, 2019.
A comparison of our financial results for the year ended December 31, 2018 and for the year ended December 31, 2017 can be found in the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 27, 2019.

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2019	2018	2019	2018	$	%
Completion Services	$1,709,934	$2,100,956	94%	98%	$(391,022)	(19%)
Well Construction and Intervention Services	63,039	36,050	3%	2%	26,989	75%
Well Support Services	48,583	—	3%	0%	48,583	0%
Revenue	1,821,556	2,137,006	100%	100%	(315,450)	(15%)
Completion Services	1,308,089	1,622,106	72%	76%	(314,017)	(19%)
Well Construction and Intervention Services	55,227	38,440	3%	2%	16,787	44%
Well Support Services	40,616	—	2%	0%	40,616	0%
Costs of services	1,403,932	1,660,546	77%	78%	(256,614)	(15%)
Depreciation and amortization	292,150	259,145	16%	12%	33,005	13%
Selling, general and administrative expenses	123,676	113,810	7%	5%	9,866	9%
Merger and integration	68,731	448	4%	0%	68,283	15,242%
(Gain) loss on disposal of assets	4,470	5,047	0%	0%	(577)	(11%)
Impairment	12,346	—	1%	0%	12,346	0%
Operating income	(83,749)	98,010	(5%)	5%	(181,759)	(185%)
Other income (expense), net	453	(905)	0%	0%	1,358	(150%)
Interest expense	(21,856)	(33,504)	(1%)	(2%)	11,648	(35%)
Total other expenses	(21,403)	(34,409)	(1%)	(2%)	13,006	(38%)
Income tax expense	(1,005)	(4,270)	0%	0%	3,265	(76%)
Net income (loss)	$(106,157)	$59,331	(6%)	3%	$(165,488)	(279%)

Revenue.     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services and Well Support Services segments. Revenue in 2019 decreased by $315.5 million, or 15%, to $1.8 billion from $2.1 billion in 2018. The net decline was driven primarily by a decrease in rig count and fleet utilization, combined with pricing pressures from macroeconomic market conditions. This decrease in utilization was primarily from our customers shifting their focus to capital discipline through reduced activity levels and pricing. Despite pricing pressures, we retained our core customer base by aligning with high quality and efficient customers under dedicated agreements. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue decreased by $391.0 million, or 19%, to $1.7 billion in 2019 from $2.1 billion in 2018. The segment revenue decline was driven by lower fleet utilization and decreased activity levels year over year, in addition to continued pricing pressures from market conditions. This was offset by an increase in revenue attributable to the C&J Merger.

Well Construction and Intervention:     Well Construction and Intervention Services segment revenue increased by $27.0 million, or 75%, to $63.0 million in 2019 from $36.1 million in 2018. This increase in revenue was primarily attributable to the C&J Merger.
Well Support Services: Well Support Services segment revenue was $48.6 million in 2019 with no comparison period in 2018. This increase in revenue was solely attributable to the acquisition of the segment through the C&J Merger.
Cost of services.    Cost of services in 2019 decreased by $256.6 million, or 15%, to $1.4 billion from $1.7 billion in 2018. This change was driven by several factors including lower overall activity and fleet utilization, as discussed above under Revenue, in addition to the impact of cost optimization from cost management efforts and input cost deflation.
Equipment Utilization.     Depreciation and amortization expense increased by $33.0 million, or 13%, to $292.2 million in 2019 from $259.1 million in 2018. The change in depreciation and amortization was primarily related to additional equipment purchases from the RSI Acquisition in late 2018, maintenance spend for fleet readiness, and other equipment used for continuing to enhance safety and efficiency through our multi-faceted approach of surface, digital and downhole technologies. Loss on disposal of assets in 2019 decreased by $0.6 million, to a loss of $4.5 million in 2019 from a loss of $5.0 million in 2018. The decrease in loss on disposal of assets is primarily related to a larger number of early failures of major components in 2018 compared to 2019, primarily due to higher activity and use of equipment in 2018.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $9.9 million, or 9%, to $123.7 million in 2019 from $113.8 million in 2018. This change in SG&A was primarily related to non-cash compensation expense of $19.4 million and litigation contingencies of $3.8 million.
Merger and integration expense.     Merger and integration expense increased by $68.3 million to $68.7 million in 2019 from $0.4 million in 2018. The $68.7 million in merger and integration expense in 2019 was due to the C&J Merger, which consisted primarily of professional services, severance costs, and facility consolidation. The $0.4 million in 2018 is related to transaction cost associated with the RSI Acquisition.
 Other income (expense), net.     Other income (expense), net, in 2019 increased by $1.4 million, or 150%, to income of $0.5 million in 2019 from expense of $0.9 million in 2018. In 2018, other expense, net was primarily due to a $13.2 million adjustment to our Rockpile CVR liability, $2.7 million loss on foreign currency related to the wind-down of the Canadian entity, offset by a $14.9 million gain on the insurance proceeds received for losses resulting from the July 1, 2018 accidental fire.
 Interest expense, net.     Interest expense, net of interest income, decreased by $11.6 million, or 35%, to $21.9 million in 2019 from $33.5 million in 2018. This change was primarily attributable to the $7.6 million write-offs of deferred financing costs in 2018, in connection with the debt extinguishment of our 2017 Term Loan Facility.
Effective tax rate.     Upon consummation of the IPO, the Company became a corporation subject to federal income taxes. Our effective tax rate on continuing operations in 2019 was (0.96)%, as compared to 6.71% in 2018. For 2019, the effective rate is primarily made up of state taxes and a tax benefit derived from the current period operating loss offset by a valuation allowance. For 2018, the effective rate was primarily made up of state taxes and tax benefits derived from the current period operating income offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to indefinite-lived assets.
Industry Drivers of 2019 Operations
Between January and April 2019, the increase in oil prices incentivized many of our customers to significantly increase activity levels early in 2019. This resulted in E&P capital budget exhaustion and early achievement of E&P production targets, and in combination with normal year-end seasonality, resulted in softening demand for completions services by the fourth quarter of 2019. In addition, lackluster oil and gas prices in 2019 resulted in the E&P budgeting process to be more muted, causing many E&P companies to delay activity start-up into early 2020. Furthermore, the current market oversupply of fracturing equipment created a competitive pricing environment at year-end 2019 during E&P budgeting season, which resulted in pricing pressure in order win new work or extend existing dedicated agreements that were up for renewal. With that said, most of our customers see value in a long-term partnership with us, and as a result, traded some price concessions by us for extended terms or additional work scope.
We are committed to continuing to manage our business in line with demand for our services and make adjustments as necessary to effectively respond to changes in market conditions, customer activity levels, pricing for our services and equipment, and utilization of our deployed equipment and personnel. Our response to the industry's persistent uncertainty is to maintain sufficient liquidity, preserve our conservative capital structure and closely monitor our discretionary spending. We take a measured approach to asset deployment, balancing our view of current and expected customer activity levels with a focus on generating positive returns for our shareholders. Our priorities remain to drive revenue by maximizing deployed equipment utilization, to improve margins through cost controls, to protect and grow our market share by focusing on the quality, safety and efficiency of our service execution, and to ensure that we are strategically positioned to capitalize on constructive market dynamics.
Looking Ahead to 2020
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of this Annual Report for additional information about the known material risks that we face.
Fiscal 2020 Objectives
With recent commodity price volatility, we intend to closely monitor the market and will adjust our approach as the situation develops. At this time, in 2020, our principal business objective continues to be growing our business and safely providing best-in-class services in all of our operating segments, while delivering shareholder value and maintaining a disciplined capital deployment strategy. We expect to achieve our objective through:

•	partnering and growing with well-capitalized customers under dedicated agreements who focus their efforts on safety, high-efficiency completions, continuous improvement and innovation;

•	allocating our assets to maximize utilization and returns, including diversification of geographies and commodities;

•	maximizing profitability of fully-utilized fleets through leading-edge pricing and efficiencies;

•	investing in technology to further drive efficiencies, enable differentiation of service offerings, and reduce our overall cost structure;

•	leveraging our flexible and scalable logistics infrastructure to provide assurance of supply at lowest landed cost;

•
leveraging our platform to identify, retain and promote talent to sustain growth and support operational and commercial excellence; maintaining agreements with our existing strategic suppliers and identify and develop relationships with additional strategic suppliers to ensure continuity of supply and optimize efficiency;

•	maintaining our conservative and flexible capital position, supporting continued growth and maintenance of active equipment;

•	gaining scale, enhancing our service offering, and capturing targeted cost synergies from the C&J Merger; and

•	returning capital to shareholders in a disciplined fashion.
Completion Services
In our Completion Services segment, our strategy remains focused on deploying our market-ready fracturing fleets and bundling more of our wireline and pumpdown units with our deployed fracturing fleets and on a stand-alone basis. We are focused on increasing our dedicated fracturing fleet count with efficient customers that allow us to achieve high equipment utilization, which should result in improved financial performance. Additionally, we are focused on bundling more of our wireline and pumpdown units with our fracturing fleets to increase operational efficiencies and profitability. With that said, current market conditions remain challenging, and our primary focus remains to lower our overall cost structure by aligning with efficient, dedicated customers with deep inventories of work and proven track records of efficient operations, many of which we have created long-term relationships with over the past several years.
Well Construction and Intervention Services
In our Well Construction and Intervention Services segment, our strategy remains focused on deploying our market-ready cementing equipment and two newbuild coiled tubing units that we will take delivery of in the first quarter of 2020. In our cementing business, even though market conditions remain challenged due to customers releasing drilling rigs and declining E&P capital spending in 2020, we remain focused on providing high-quality, timely service and deploying more of our stacked units with efficient customers with deep inventories of work in our core operating basins. We will stay focused on controlling costs, improving market share with an efficient customer base that plan to maintain stable drilling rig counts in 2020. In our coiled tubing business, we are focused on deploying two newbuild, large-diameter units into our core operating basins and increasing market share with large, efficient customers with deep inventories of completion-oriented work that will keep our new units highly utilized.
Well Support Services
We divested our Well Support Services segment on March 9, 2020, for total consideration of $93.7 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company’s ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	Year Ended December 31,
	2019	2018
Cash	$255,015	$80,206
Debt, net of deferred financing costs and debt discount	$337,623	$340,730

	(Thousands of Dollars)
	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$305,463	$350,311	$79,691
Net cash used in investing activities	$(114,100)	$(297,506)	$(250,776)
Net cash provided by (used in) financing activities	$(16,746)	$(68,554)	$218,122

Significant sources and uses of cash during the year ended December 31, 2019
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the year ended December 31, 2019 of $305.5 million was a result of our thoroughness in receiving collections from our customers and controlling costs. We continue to focus on maintaining operational and spend efficiencies, resulting in positive working capital and net operating cash to support our capital expenditures and other investing activities.

Uses of cash:

•	Operating activities:

–	Net cash used in operating activities for the year ended December 31, 2019, included $61.9 million of merger and integration costs in connection with the C&J Merger.

•	Investing activities:

–	Net cash used in investing activities for the year ended December 31, 2019 consisted primarily of capital expenditures. This activity primarily related to our Completion Services segment.

•	Financing activities:

–	Cash used to repay our debt facilities, excluding leases and interest, during the year ended December 31, 2019 was $3.5 million.

–	Cash used to repay our finance leases during the year ended December 31, 2019 was $6.0 million.

–	Shares withheld and retired related to stock-based compensation during the year ended December 31, 2019 totaled $6.0 million.
Significant sources and uses of cash during the year ended December 31, 2018
Sources of cash:

•	Operating activities:

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

Future sources and use of cash
Our primary sources of liquidity have historically included, and we have funded our capital expenditures with, cash flows from operations, proceeds from public offerings of our common stock and borrowings under debt facilities. Our ability to generate future cash flows is subject to a number of variables, many of which are outside of our control, including the drilling, completion and production activity by our customers, which is highly dependent on oil and gas prices. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for additional discussion of certain factors that impact our results and the market challenges within our industry.
Our primary uses of cash are for operating costs, capital expenditures, debt service and our stock repurchase program.
Capital expenditures for 2020 are projected to be primarily related to maintenance capital spend to support our existing active fleets, wireline trucks, coil units, and cementing units.
Debt service for the year ended December 31, 2020 is projected to be $30.9 million, of which $3.5 million is related to capital leases. We anticipate our debt service will be funded by cash flows from operations.

On December 11, 2019, the Company announced the board of directors approved a new $100 million capital return program, which includes a $50 million stock repurchase program through December 2020. No share repurchases were made under the share repurchase program in 2019. Although our board of directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. We anticipate any share repurchases will be funded by cash flows from operations.
Other factors affecting liquidity
Financial position in current market. As of December 31, 2019, we had $255.0 million of cash and a total of $303.8 million available under our revolving credit facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments and stock repurchases.
Guarantee agreements. Under the 2019 ABL Facility $31.8 million of letters of credit were outstanding as of December 31, 2019.
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

Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of December 31, 2019.

(Thousands of Dollars) Contractual obligations	Total	2020	2021-2022	2023-2024	2025+
Long-term debt, including current portion(1)	$344,750	$3,500	$7,000	$7,000	$327,250
Estimated interest payments(2)	115,729	22,262	43,572	42,031	7,864
Finance lease obligations(3)	10,061	4,977	4,811	273	—
Operating lease obligations(4)	68,344	26,068	22,096	9,259	10,921
Purchase commitments(5)	119,710	93,985	24,225	1,500	—
Equity-method investment(6)	1,302	1,302	—	—	—
Legal contingency	10,059	10,059	—	—	—
	$669,955	$162,153	$101,704	$60,063	$346,035

(1)
Long-term debt represents our obligations under our 2018 Term Loan Facility, exclusive of interest payments. In addition, these amounts exclude $7.1 million of unamortized debt discount and debt issuance costs associated with our 2018 Term Loan Facility.

(2)
Estimated interest payments are based on debt balances outstanding as of December 31, 2019 and include interest related to the 2018 Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate (“LIBOR”).

(3)	Finance lease obligations primarily consist of obligations on our finance leases of light weight vehicles with ARI Financial Services Inc. and Enterprise FM Trust and includes interest payments.

(4)	Operating lease obligations are related to our real estate, rail cars, and light duty vehicles.

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

.
Principal Debt Agreements
2019 ABL Facility
Origination.    On the October 31, 2019, we, and certain of our other subsidiaries as additional borrowers and guarantors, entered into a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) to the original Asset-Based Revolving Credit Agreement, dated as of February 17, 2017, as amended December 22, 2017 (the “2017 ABL Facility”).
Structure.    Our 2019 ABL Facility provides for a $450.0 million revolving credit facility (with a $100.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. In addition, subject to approval by the applicable lenders and other customary conditions, the 2019 ABL Facility allows for an additional increase in commitments of up to $200.0 million. The 2019 ABL Facility is subject to customary fees, guarantees of subsidiaries, restrictions and covenants, including certain restricted payments.
Maturity.    The loans arising under the initial commitments under the 2019 ABL Facility mature on October 31, 2024. The loans arising under any tranche of extended loans or additional commitments mature as specified in the applicable extension amendment or increase joinder, respectively.
Interest.    Pursuant to the terms of the 2019 ABL Facility, amounts outstanding under the 2019 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings, LLC’s option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.75% or (z) if the average excess availability is greater than or equal to 66%, 0.50%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 2.00%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.75% or (z) if the average excess availability is greater than or equal to 66%, 1.50%, to a rate per annum equal to, at Keane Group Holdings, LLC’s option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 0.75%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.50% or (z) if the average excess availability is greater than or equal to 66%, 0.25%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.75%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.50% or (z) if the average excess availability is greater than or equal to 66%, 1.25%.
Financial Covenants. The 2019 ABL Facility requires that, under certain circumstances, the consolidated fixed charge coverage ratio not be lower than 1.0:1.0 as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, including if excess availability (or liquidity if no loan or letter of credit, other than any letter of credit that has been cash collateralized, is outstanding) is less than the greater of (i) 10% of the loan cap and (ii) $30.0 million at any time. As of December 31, 2019, the Company was in compliance with all covenants.
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
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the “2018 Term Loans”). As of December 31, 2019, there was $337.6 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
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
Prepayments. The 2018 Term Loan Facility is required to be prepaid with: (a) 100% of the net cash proceeds of certain asset sales, casualty events and other dispositions, subject to the terms of an intercreditor agreement between the agent for the 2018 Term Loan Facility and the agent for the 2019 ABL Facility and certain exceptions; (b) 100% of the net cash proceeds of debt incurrences or issuances (other than debt incurrences permitted under the 2018 Term Loan Facility, which exclusion is not applicable to permitted refinancing debt) and (c) 50% (subject to step-downs to 25% and 0%, upon and during achievement of certain total net leverage ratios) of excess cash flow in excess of a certain amount, minus certain voluntary prepayments made under the 2018 Term Loan Facility or other debt secured on a pari passu basis with the 2018 Term Loans and voluntary prepayments of loans under the 2019 ABL Facility to the extent the commitments under the 2019 ABL Facility are permanently reduced by such prepayments.
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
Security. Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the obligations under the 2018 Term Loan Facility are secured by (a) a first-priority security interest in and lien on substantially all of the assets of Keane Group and the 2018 Term Loan Guarantors to the extent not constituting ABL Facility Priority Collateral (as defined below) and (b) a second-priority security interest in and lien on substantially all of the accounts receivable, inventory, and frac iron equipment, and certain other assets and property related to the foregoing including certain chattel paper, investment property, documents, letter of credit rights, payment intangibles, general intangibles, commercial tort claims, books and records and supporting obligations of the borrowers and guarantors under the 2019 ABL Facility (the “ABL Facility Priority Collateral”).
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
Affirmative and Negative Covenants. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility). The 2018 Term Loan Facility does not contain any financial maintenance covenants. As of December 31, 2019, the Company was in compliance with all covenants.
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
Recently Issued Accounting Standards
For discussion on the impact of accounting standards issued but not yet adopted to our consolidated and combined financial statements, see Note (23) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”
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
Business combinations

We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from-royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. See Note (3) Mergers and Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our recently completed merger and acquisition during 2019 and 2017, respectively.
Asset acquisitions
Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets and identifiable intangible assets. Goodwill is not recognized in an asset acquisition. See Note (3) Mergers and Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for our asset acquisition from RSI in 2018.
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
See Note (2)(h) Goodwill and Indefinite-Lived Intangible Assets and (2)(i) Long-Lived Assets with Definite Lives of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on our impairment assessments of our long-lived assets, indefinite-lived assets and goodwill for the years ended December 31, 2019, 2018 and 2017.
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
We calculate our income tax liability based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Due to the complexity of some of these uncertainties, the ultimate resolution may result in payment that is materially different from our current estimate of our tax liabilities. These differences are reflected as increases or decreases to income tax expense in the period in which they are determined.
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
See Note (17) Income Taxes of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on income taxes for the years ended December 31, 2019, 2018 and 2017.
Leases
Per ASU 2016-02, "Leases (Topic 842)," lessees can classify leases as finance leases or operating leases, while lessors can classify leases as sales-type, direct financing or operating leases. All leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents our obligation to make lease payments arising from the lease, along with a corresponding right-of-use asset, which represents our right to use the underlying asset being leased. For leases in which we are the lessee, we use a collateralized incremental borrowing rate to calculate the lease liability, as in most cases we do not know the lessor's implicit rate in the lease. Establishing our lease obligations on our unaudited condensed consolidated balance sheets require judgmental assessments of the term lengths of each and the interest rate yield curve that best represents the collateralized incremental borrowing rate to apply to each lease. We engage third-party specialists to assist us in determining the collateralized incremental borrowing rate yield curve. Errors in determining the lease term lengths and/or selecting the best representative collateralized incremental borrowing rate can have a material adverse effect on our unaudited condensed consolidated financial statements. For further details about our leases, see Note (16) Leases of Part II, "Item 8. Financial Statements and Supplementary Data".
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (23) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Risk. Our operations are currently conducted predominantly within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk during 2019.
Interest Rate Risk. As of December 31, 2019, we held variable-rate debt, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of December 31, 2019, we had no debt outstanding under our 2019 ABL Facility and $337.6 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2019 ABL Facility would have no impact on interest expense for the 2019 year, and a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $3.5 million impact on interest expense for the 2019 year.
Commodity Price Risk. Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase.
For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part II, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of December 31, 2019.Customer Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NexTier Oilfield Solutions Inc.:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated balance sheets of NexTier Oilfield Solutions Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated and combined statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 and 16 to the consolidated and combined financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and related amendments.
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
March 12, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NexTier Oilfield Solutions Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited NexTier Oilfield Solutions Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated and combined statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated and combined financial statements), and our report dated March 12, 2020 expressed an unqualified opinion on those consolidated and combined financial statements.
The Company acquired C&J Energy Services, Inc. during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, C&J Energy Services, Inc.’s internal control over financial reporting associated with total assets of $708.5 million and total revenues of $196.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of C&J Energy Services, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Houston, Texas
March 12, 2020

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$255,015	$80,206
Trade and other accounts receivable, net	350,765	210,428
Inventories, net	61,641	35,669
Assets held for sale	141	176
Prepaid and other current assets	20,492	5,784
Total current assets	688,054	332,263
Operating lease right-of-use assets	54,503	—
Finance lease right-of-use assets	9,511	—
Property and equipment, net	709,404	531,319
Goodwill	137,458	132,524
Intangible assets	55,021	51,904
Other noncurrent assets	10,956	6,569
Total assets	$1,664,907	$1,054,579
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$115,251	$106,702
Accrued expenses	234,895	101,539
Current maturities of long-term operating lease liabilities	23,473	—
Current maturities of long-term finance lease liabilities	4,594	4,928
Current maturities of long-term debt	2,311	2,776
Stock-based compensation	—	4,281
Other current liabilities	5,670	354
Total current liabilities	386,194	220,580
Long-term operating lease liabilities, less current maturities	35,123	—
Long-term finance lease liabilities, less current maturities	4,844	5,581
Long-term debt, net of deferred financing costs and debt discount, less current maturities	335,312	337,954
Other noncurrent liabilities	16,662	3,283
Total noncurrent liabilities	391,941	346,818
Total liabilities	778,135	567,398
Stockholders’ equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 212,410 and 104,188 shares, respectively)	2,124	1,038
Paid-in capital in excess of par value	966,762	455,447
Retained earnings (deficit)	(73,333)	31,494
Accumulated other comprehensive loss	(8,781)	(798)
Total stockholders’ equity	886,772	487,181
Total liabilities and stockholders’ equity	$1,664,907	$1,054,579
See accompanying notes to the consolidated and combined financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income
(Amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,821,556	$2,137,006	$1,542,081
Operating costs and expenses:
Cost of services (1)	1,403,932	1,660,546	1,282,561
Depreciation and amortization	292,150	259,145	159,280
Selling, general and administrative expenses	123,676	113,810	84,853
Merger and integration	68,731	448	8,673
(Gain) loss on disposal of assets	4,470	5,047	(2,555)
Impairment expense	12,346	—	—
Total operating costs and expenses	1,905,305	2,038,996	1,532,812
Operating income (loss)	(83,749)	98,010	9,269
Other income (expense):
Other income (expense), net	453	(905)	13,963
Interest expense	(21,856)	(33,504)	(59,223)
Total other expenses	(21,403)	(34,409)	(45,260)
Income (loss) before income taxes	(105,152)	63,601	(35,991)
Income tax expense	(1,005)	(4,270)	(150)
Net income (loss)	(106,157)	59,331	(36,141)
Net loss attributable to predecessor	—	—	(7,918)
Net income (loss) attributable to NexTier	(106,157)	59,331	(28,223)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(116)	(114)	96
Hedging activities	(7,628)	(880)	791
Total comprehensive income (loss)	$(113,901)	$58,337	$(35,254)

Net income (loss) per share:
Basic net income (loss) per share	$(0.86)	$0.54	$(0.34)
Diluted net income (loss) per share	$(0.86)	$0.54	$(0.34)

Weighted-average shares outstanding: basic	122,977	109,335	106,321
Weighted-average shares outstanding: diluted	122,977	109,660	106,321

(1)
Cost of services during the years ended December 31, 2019, 2018, and 2017 excludes depreciation of $276.8 million, $245.6 million, and $150.6 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization separately.

See accompanying notes to the consolidated and combined financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Members’ equity	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2016	$453,810	$—	$—	$(288,771)	$(2,787)	$162,252
Net loss prior to the Organizational Transactions	—	—	—	(7,918)	—	(7,918)
Effect of the Organizational Transactions	(453,810)	—	156,270	297,540	—	—
Issuance of common stock sold in initial public offering, net of offering costs and deferred stock awards for executives	—	1,031	245,902	—	—	246,933
Stock-based compensation recognized subsequent to the Organizational Transactions	—	—	10,578	—	—	10,578
Effect of RockPile acquisition	—	87	130,203	—	—	130,290
Other comprehensive income	—	—	—	—	1,059	1,059
Deferred tax adjustment	—	—	(1,879)	—	—	(1,879)
Net loss subsequent to Organizational Transactions	—	—	—	(28,223)	—	(28,223)
Balance as of December 31, 2017	$—	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Stock-based compensation(1)	—	2	21,458	—	—	21,460
Shares repurchased and retired related to stock-based compensation	—	(1)	(3,578)	—	—	(3,579)
Shares repurchased and retired related to stock repurchase program	—	(81)	(103,507)	(1,273)	—	(104,861)
Other comprehensive income	—	—	—	808	930	1,738
Net income	—	—	—	59,331	—	59,331
Balance as of December 31, 2018	$—	$1,038	$455,447	$31,494	$(798)	$487,181
New lease standard implementation	—	—	—	1,330	—	1,330
Stock-based compensation(1)	—	33	33,226	—	—	33,259
Shares repurchased and retired related to stock-based compensation	—	(6)	(5,976)	—	—	(5,982)
Other comprehensive income (loss)	—	—	—	—	(7,983)	(7,983)
Equity issued in connection with the C&J Merger	—	1,059	484,065	—	—	485,124
Net loss	—	—	—	(106,157)	—	(106,157)
Balance as of December 31, 2019	$—	$2,124	$966,762	$(73,333)	$(8,781)	$886,772

(1)
Stock-based compensation during 2019 and 2018 includes stock-based compensation expense recognized during the period of $29.0 million and $17.2 million and the vested deferred stock awards of $4.3 million and $4.3 million, respectively. Refer to Note (12) Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

See accompanying notes to the consolidated and combined financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(106,157)	$59,331	$(36,141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	292,150	259,145	159,280
Amortization of deferred financing fees	1,360	3,147	5,241
(Gain) loss on disposal of assets	4,470	5,047	(2,555)
Stock-based compensation	28,977	17,166	10,578
Loss on debt extinguishment/modification, including prepayment premiums	526	7,563	31,084
Loss on contingent consideration liability	—	13,254	—
Loss on foreign currency translation	—	2,621	—
Unrealized gain (loss) on derivatives	(7,628)	(880)	791
Realized (gain) loss on derivatives	(239)	(697)	172
Gain on insurance proceeds recognized in other income	—	(14,892)	—
Loss on impairment of assets	12,346	—	—
Other non-cash expenses	—	—	(322)
Changes in operating assets and liabilities
Decrease (increase) in trade and other accounts receivable, net	172,566	27,485	(113,047)
Decrease (increase) in inventories	17,181	(2,725)	(15,475)
Decrease in prepaid and other current assets	3,703	2,734	20,294
Decrease (increase) in other assets	(242)	362	(336)
Increase (decrease) in accounts payable	(17,799)	11,304	(141)
Decrease in customer contract liabilities	—	(4,940)	—
Increase (decrease) in accrued expenses	(103,609)	(32,318)	41,446
Increase (decrease) in other liabilities	7,858	(2,396)	(21,178)
Net cash provided by operating activities	305,463	350,311	79,691
Cash flows from investing activities
Asset and business acquisitions, including cash acquired	68,807	(35,003)	(116,576)
Purchase of property and equipment	(200,385)	(277,569)	(141,340)
Advances of deposit on equipment	(7,451)	(4,153)	(23,096)
Payments for leasehold improvements	—	(1,651)	(157)
Implementation of software	(4,408)	(883)	(687)
Proceeds from sale of assets	29,114	4,652	30,565
Proceeds from insurance recoveries	223	18,247	515
Equity-method investment	—	(1,146)	—
Net cash used in investing activities	(114,100)	(297,506)	(250,776)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	255,494

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows
(Amounts in thousands)

Proceeds from the secured notes and term loan facilities	—	348,250	285,000
Payments on the secured notes and term loan facilities	(3,500)	(284,952)	(289,902)
Payments on finance leases	(6,035)	(4,119)	(2,861)
Prepayment premiums on early debt extinguishment	—	—	(15,817)
Payment of debt issuance costs	(1,229)	(7,331)	(13,792)
Payment of contingent consideration liability	—	(11,962)	—
Shares repurchased and retired related to share repurchase program	—	(104,861)	—
Shares repurchased and retired related to stock-based compensation	(5,982)	(3,579)	—
Net cash provided by (used in) financing activities	(16,746)	(68,554)	218,122
Non-cash effect of foreign translation adjustments	192	(165)	163
Net increase (decrease) in cash, cash equivalents and restricted cash	174,809	(15,914)	47,200
Cash, cash equivalents and restricted cash, beginning	80,206	96,120	48,920
Cash, cash equivalents and restricted cash, ending	$255,015	$80,206	$96,120

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$20,836	$24,528	$30,104
CVR settlement	—	19,918	—
Income taxes	1,726	5,529	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(17,274)	$2,930	$21,549
Non-cash additions to finance right-of use assets	6,269	—	—
Non-cash additions to finance lease liabilities, including current maturities	(6,286)	—	—
Non-cash additions to operating right-of-use assets	65,551	—	—
Non-cash additions to operating lease liabilities, including current maturities	(65,297)	—	—

Fair value of C&J assets acquired	806,218	—	—
106,627 shares of NexTier common stock issued in exchange for C&J capital stock and replacement awards	(485,124)	—	—
C&J liabilities assumed	(321,094)	—	—

See accompanying notes to the consolidated and combined financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(1)    Basis of Presentation and Nature of Operations
On October 13, 2016, NexTier Oilfield Solutions Inc. (the “Company” or “NexTier”) was formed as Keane Group, Inc. ("Keane"), a Delaware corporation to be a holding corporation for Keane Group Holdings, LLC and its subsidiaries (collectively referred to as “Keane Group”), for the purpose of facilitating the initial public offering (the “IPO”) of shares of common stock of the Company.
On October 31, 2019, the Company completed its merger (the “C&J Merger”) with C&J Energy Services, Inc. (“C&J”) and changed its name to "NexTier Oilfield Solutions Inc." For more details regarding the C&J Merger, refer to Note (3) Mergers and Acquisitions.
The accompanying consolidated and combined financial statements were prepared using United States Generally Accepted Accounting Principles (“GAAP”) and the instructions to Form 10-K and Regulation S-X and include all of the accounts of NexTier and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.
The Company’s accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires the Company to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from the Company’s estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets; allowances for doubtful accounts; inventory reserves; acquisition accounting; contingent liabilities; and the valuation of property and equipment, intangible assets, equity issued as consideration in an acquisition, income taxes, stock-based incentive plan awards and derivatives.
Management believes the consolidated and combined financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2019 and 2018 and the results of its operations and cash flows for the years ended December 31, 2019, 2018 and 2017. Such adjustments are of a normal recurring nature.
The consolidated and combined financial statements for the period from January 1, 2017 to July 2, 2017 reflect only the historical results of the Company prior to the completion of the Company’s acquisition of RockPile (as defined herein). The consolidated and combined financial statements for the period from January 1, 2019 to October 31, 2019 reflect only the historical results of the Company prior to the completion of the C&J Merger. The financial statements have been prepared using the acquisition method of accounting under existing U.S. GAAP, which requires that one of the two companies in the C&J Merger be designated as the acquirer for accounting purposes. C&J and Keane determined that Keane was the accounting acquirer. Accordingly, consideration given by Keane to complete the C&J Merger was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the C&J Merger, with any excess purchase price allocated to goodwill.
Earnings per share and weighted-average shares outstanding for the year ended December 31, 2017 have been presented giving pro forma effect to the Organizational Transactions (as defined herein) as if they had occurred on January 1, 2016. Financial results for the years ended December 31, 2017 are the financial results of Keane and Keane Group, the Company’s predecessor for accounting purposes, as there was no activity under Keane prior to 2017.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(a) Initial Public Offering
On January 25, 2017, the Company completed the IPO of 30,774,000 shares of its common stock at the public offering price of $19.00 per share, which included 15,700,000 shares offered by the Company and 15,074,000 shares offered by the selling stockholder, including 4,014,000 shares sold as a result of the underwriters’ exercise of their overallotment option. The IPO proceeds to the Company, net of underwriters’ fees and capitalized cash payments of $4.8 million for professional services and other direct IPO related activities, was $255.5 million. The net proceeds were used to fully repay KGH Intermediate Holdco II, LLC’s (“Holdco II”) term loan balance of $99.0 million and the associated prepayment premium of $13.8 million, and to repay $50.0 million of its 12% secured notes due 2019 (“Senior Secured Notes”) and the associated prepayment premium of approximately $0.5 million. The remaining proceeds were used for general corporate purposes, including capital expenditures, working capital and potential acquisitions and strategic transactions. Upon completion of the IPO and the reorganization, the Company had 103,128,019 shares of common stock outstanding.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(2)    Summary of Significant Accounting Policies
(a) Business Combinations and Asset Acquisitions
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations”, as amended by Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, using discounted cash flows and other applicable valuation techniques. Any acquisition related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition.
Asset acquisitions are measured based on their cost to the Company, including transaction costs. Asset acquisition costs, or the consideration transferred by the Company, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash the Company paid to the seller as well as transaction costs incurred. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to the Company or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. Goodwill is not recognized in an asset acquisition.
Refer to Note (3) Mergers and Acquisitions for discussion of the mergers and acquisitions completed in 2019, 2018, and 2017.
(b) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash is invested in overnight repurchase agreements and certificates of deposit with an initial term of less than three months.
Net cash received from certain dispositions or casualty events of more than $25.0 million per single transaction or $50.0 million per series of related transactions, under the 2018 Term Loan Facility (as defined herein), and of more than $50.0 million, under the 2019 ABL Facility (as defined herein), is not considered to be restricted as long as the Company, at management’s discretion, reinvests any part of such proceeds in assets (other than current assets) to be used for its business (in the case of the 2018 Term Loan Facility) and for replacing or repairing the assets in respect of which such proceeds were received (in the case of the 2019 ABL Facility), in each case within 12 months from the receipt date of such proceeds. Otherwise, the proceeds are required to be applied as a prepayment of the 2018 Term Loan Facility or any outstanding commitments under the 2019 ABL Facility. The Company did not have any qualifying asset sale proceeds or insurance proceeds that exceeded the dollar thresholds described above for the year ended December 31, 2019 and 2018.
Cash balances related to the Company's captive insurance subsidiary, which totaled 20.1 million at December 31, 2019, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the operations of the captive insurance subsidiaries and to settle future anticipated claims.
The Company did not have any restricted cash as of December 31, 2019 and 2018.
(c) Trade Accounts Receivable
Trade accounts receivable are generally recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated and combined statements of cash flows. The Company analyzes the need for an allowance for doubtful accounts for estimated losses related to potentially uncollectible accounts receivable on a case by case basis throughout the year. In establishing the required allowance, management considers historical losses, adjusted to take into account current

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

market conditions as well as the financial condition of the Company’s customers, the balance of receivables in dispute, the current receivables aging and current payment patterns. Trade accounts receivable were $350.6 million and $210.1 million at December 31, 2019 and 2018, respectively. As of December 31, 2019, and 2018, the Company had an allowance for doubtful accounts of $0.7 million and $0.5 million, respectively.
(d) Inventories
Inventories are stated at the lower of cost or net realizable value. Costs of inventories include purchase, conversion and condition. As inventory is consumed, the expense is recorded in cost of services in the consolidated and combined statements of operations and comprehensive income (loss) using the weighted average cost method for all inventories.
The Company periodically reviews the nature and quantities of inventory on hand and evaluates the net realizable value of items based on historical usage patterns, known changes to equipment or processes and customer demand for specific products. Significant or unanticipated changes in business conditions could impact the magnitude and timing of impairment recognized. Provision for excess or obsolete inventories is determined based on historical usage of inventory on-hand, volume on-hand versus anticipated usage, technological advances and consideration of current market conditions. Inventories that have not turned over for more than a year are subject to a slow-moving reserve provision. In addition, inventories that have become obsolete due to technological advances, excess volume on-hand or no longer configured to operate with the Company’s equipment are written-off.
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
The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. To achieve this core principle, ASC 606 requires the Company to apply the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation. The five-step model requires management to exercise judgment when evaluating contracts and recognizing revenue.
Identify the Contract and Determine Transaction Price
The Company typically provides its services (i) under term pricing agreements; (ii) under contracts that include dedicated fleet or unit arrangements; (iii) on a spot market basis; and (iv) under term contracts that include “take-or-pay” provisions.
Under term pricing agreements, the Company and customer agree to set pricing for a specified period of time. The agreed-upon pricing is subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties. These agreements typically do not feature provisions obligating either party to commit to a certain utilization level. Additionally, these agreements typically allow either party to terminate the agreement for its convenience without incurring a termination penalty.
Under dedicated unit arrangements, customers typically commit to targeted utilization levels based on a specified number of fracturing stages per calendar month or fulfilling the customer's requirements, in either instance at agreed-upon pricing. These agreements typically do not feature obligations to pay for services not used by the customer. In addition, the agreed-upon pricing is typically subject to periodic review, as specifically defined in the agreement, and may be adjusted upon the agreement of both parties. These contracts also typically allow for termination for either party's convenience with a brief notice period and may feature a termination penalty in the event the customer terminates the contract for its convenience.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Rates for services performed on a spot market basis are based on an agreed-upon spot market rate unique to each service line.
Under term contracts with “take-or-pay” provisions, the Company’s customers are typically obligated to pay on a monthly basis for a specified quantity of services, whether or not those services are actually utilized. To the extent customers use more than the specified contracted minimums, the Company will charge a pre-agreed amount for the provision of such additional services, which amounts are typically subject to periodic review. In addition, these contracts typically feature a termination penalty in the event the customer terminates the contract for its convenience.
"Take-or-pay" provisions are considered stand ready performance obligations. The Company recognizes "take-or-pay" revenues using a time-based measure of progress, as the Company cannot reasonably estimate if and when the customer will require the Company to provide the services; likewise, the customer benefits as the Company is standing by to provide such services.
Identify and Satisfy the Performance Obligations
The majority of the Company’s performance obligations are satisfied over time. The Company has determined this best represents the transfer of value from its services to the customer as performance by the Company helps to enhance a customer controlled asset (e.g., unplugging a well, enabling a well to produce oil or natural gas). Measurement of the satisfaction of the performance obligation is measured using the output method, which is typically evidenced by a field ticket. A field ticket includes items such as services performed, consumables used, and man hours incurred to complete the job for the customer. Each field ticket is used to invoice customers. Payment terms for invoices issued are in accordance with a master services agreement with each customer, which typically require payment within 30 days of the invoice issuance.
A portion of the Company’s contracts contain variable consideration; however, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved. Examples of variable consideration include the number of hours that will be incurred and the amount of consumables (such as chemicals and proppants) that will be used to complete a job.
In the course of providing services to its customers, the Company may use consumables; for example, in the Company’s fracturing business, chemicals and proppants are used in the fracturing service for the customer. ASC 606 requires that goods or services promised to a customer be identified separately when they are distinct within the contract. However, the consumables are used to complete the service for the customer and are not beneficial to the customer on their own. As such, the consumables are not a separate performance obligation, but instead are combined with the other services within the context of the contract and accounted for as a single performance obligation.
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company’s current revenue recognition processes and no retrospective adjustments were necessary. For those contracts with a term of more than one year, the Company had approximately $31.0 million of unsatisfied performance obligations as of December 31, 2019, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As such, the Company’s contract liabilities are immaterial to its consolidated balance sheets. Payment terms after invoicing are typically 30 days or less.
The Company does not have any significant contract costs to obtain or fulfill contracts with customers; as such, no amounts are recognized on the consolidated balance sheet. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the consolidated and combined statements of operations and comprehensive income (loss) and net cash provided by operating activities in the consolidated and combined statements of cash flows.
The following is a description of the Company’s core service lines separated by reportable segments from which the Company generates its revenue. For additional detailed information regarding reportable segments, see (21) Business Segments.
Revenue from the Company’s Completion Services, Well Construction and Intervention (“WC&I”), and Well Support Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing, wireline and pumpdown services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue from these services are earned as services are rendered, which is generally on a per stage or fixed monthly rate. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the consolidated and combined statements of operations and comprehensive income (loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the consolidated and combined statements of operations and comprehensive income (loss).
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
Well Construction and Intervention
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
The Company provides a range of coiled tubing services primarily used for fracturing plug drill-out during completion operations and for well workover and maintenance, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

used on the job, and other miscellaneous consumables. The Company typically charges the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates, at times, or pursuant to pricing agreements.
Well Support Services Segment
Through its rig services line, the Company provides workover and well servicing rigs that are primarily used for routine repair and maintenance of oil and gas wells, re-drilling operations and plug and abandonment operations. These services are provided on an hourly basis at prices that approximate spot market rates. A field ticket is generated and revenue is recognized upon the earliest of the completion of a job or at the end of each day. A rig services job can last anywhere from a few hours to multiple days depending on the type of work being performed. The field ticket includes the base hourly rate charge and, if applicable, charges for additional personnel or equipment not contemplated in the base hourly rate. The field ticket may also include charges for the mobilization and set-up of equipment.
Through its fluids management service line, the Company primarily provides storage, transportation and disposal services for fluids used in the drilling, completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour, or per load basis, or on the basis of quantities sold or disposed. Revenue is recognized upon the completion of each job or load, or delivered product, based on a completed field ticket.
Through its other special well site service line, the Company primarily provides fishing, contract labor and tool rental services for completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour or on the basis of rental days per month. Revenue is recognized based on a field ticket issued upon the completion of each job or on a monthly billing for rental services provided.
Disaggregation of Revenue
Revenue activities during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31, 2019
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$479,685	$5,193	$—	$484,878
Central	104,225	5,741	—	109,966
West Texas	839,652	24,575	9,336	873,563
West	273,364	27,530	39,247	340,141
International	13,008	—	—	13,008
	$1,709,934	$63,039	$48,583	$1,821,556

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	Year Ended December 31, 2018
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$790,026	$—	$—	$790,026
Central	61,083	—	—	61,083
West Texas	1,005,630	12,256	—	1,017,886
West	244,217	23,794	—	268,011
	$2,100,956	$36,050	$—	$2,137,006

	Year Ended December 31, 2017
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$566,931	$—	$—	$566,931
Central	103,857	—	—	103,857
West Texas	635,877	—	—	635,877
West	220,623	7,526	7,267	235,416
	$1,527,288	$7,526	$7,267	$1,542,081

(f) Property and Equipment
Property and equipment, inclusive of equipment under capital lease, are generally stated at cost.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 13 months to 40 years. Management bases the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of its maintenance programs. When components of an item of property and equipment are identifiable and have different useful lives, they are accounted for separately as major components of property and equipment. Equipment held under capital leases are generally amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the term of the lease.
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

Leasehold improvements are assigned a useful life equal to the term of the related lease, or its expected period of use.
In the first quarter of 2018, the Company reassessed the estimated useful lives of select machinery and equipment. The Company concluded that due to an increase in service intensity driven by a shift to more 24-hour

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

work, higher stage volumes, larger stages and more proppant usage per stage, the estimated useful lives of these select machinery and equipment should be reduced by approximately 50%.
In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the year ended December 31, 2018 of $15.0 million in the consolidated and combined statement of operations and comprehensive income (loss).
The Company uses the days straight-line depreciation method. Depreciation methods, useful lives and residual values are reviewed annually or as needed based on activities related to specific assets.
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
(h) Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the estimated fair value of the identifiable assets acquired and liabilities assumed by the Company. For the purposes of goodwill impairment assessment, the Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. When performing the impairment assessment, the Company evaluates factors, such as unexpected adverse economic conditions, competition and market changes. Goodwill is allocated across the Company’s Completions Services, Well Construction and Intervention and Well Support Services reporting units.
 Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to each reporting unit, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. The first step in the goodwill impairment test is to compare the fair value of each reporting unit to which goodwill has been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. The Company’s goodwill is allocated across its Completion Services, Well Construction and Intervention, and Well Support Services segments. If the carrying amount of the reporting unit exceeds its fair value, step two in the goodwill impairment test requires goodwill to be written down to its implied fair value through a charge to operating expense based on a hypothetical purchase price allocation method.
In 2019, the Company performed the qualitative analysis (step zero) of the goodwill impairment assessment by reviewing relevant qualitative factors. The Company determined there were no events that would indicate the carrying amount of its goodwill may not be recoverable, and as such, no impairment charge was recognized.
No goodwill impairment has been recognized in 2019, 2018 or 2017.
The Company’s indefinite-lived assets consist of the Company’s trade name. The Company assesses its indefinite-lived intangible assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable.
The Company impaired its Keane trade name in 2019. For additional detailed information regarding the impairment of the Keane trade name, see Note (4) Intangible Assets. There was no indefinite-lived asset impairment recognized during 2018 or 2017.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(i) Long-Lived Assets with Definite Lives
The Company assesses its long-lived assets, such as definite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed using undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets. For the Company’s property and equipment, the Company determined the lowest level of identifiable cash flows that are independent of other asset groups are: fracturing, wireline and pumpdown, cementing, coiled tubing, and well support services, except for an entity level asset group for assets that do not have identifiable independent cash flows. For the Company’s definite-lived intangible assets, the Company determined each intangible asset generates identifiable cash flows independent of one another and independent of the other assets in the operating segment with which they are associated. As such, the Company concluded that each intangible asset should be individually assessed for impairment.
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
In 2019 and 2018, for the Company’s property and equipment and definite-lived intangible assets, the Company determined there were no events that would indicate the carrying amount of these assets may not be recoverable, and as such, no impairment charge was recognized.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
The Company discontinues hedge accounting prospectively, when it determines that the derivative is no longer highly effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the originally forecasted transaction is no longer probable of occurring or if management decides to remove the designation of the cash flow hedge. The net derivative instrument gain or loss related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the originally hedged transaction affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. When it is probable that the originally forecasted transaction will not occur by the end of the originally specified time period, the Company recognizes immediately, in earnings, any gains and losses related to the hedging relationship that were recognized in accumulated other comprehensive income (loss). In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the consolidated balance sheets and recognizes any subsequent changes in the derivative’s fair value in earnings.
(k) Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s assets and liabilities that are measured at fair value at each reporting date are classified according to a hierarchy that prioritizes inputs and assumptions underlying the valuation techniques. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(l) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards, restricted stock units to be settled in common stock (“RSUs”), performance based RSU award (“PSUs”), and non-qualified stock options (“stock options”) based on the fair value of the awards at the date of grant. The fair value of restricted stock awards and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined by applying the Black-Scholes model to the grant-date market value of the underlying common shares of the Company. The fair value of PSUs with market conditions is determined using a Monte Carlo simulation method. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method best reflects actual stock-based compensation expense.
Compensation expense from time-based restricted stock awards, RSUs, PSUs, and stock options is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.
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
Tax deductions on the stock-based compensation awards are not realized until the awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of tax deduction for stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax deduction for a stock-based award is greater than the cumulative GAAP compensation expense for that award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for an award is less than the cumulative GAAP compensation expense for that award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded as discrete, adjustments in the period in which they occur. The cash flows resulting from any excess tax benefit will be classified as financing cash flows in the consolidated and combined statements of cash flows.
The Company provides its employees with the option to settle income tax obligations arising from the vesting of their restricted or deferred stock-based compensation awards by withholding shares equal to such income tax obligations. Shares acquired from employees in connection with the settlement of the employees’ income tax obligations are accounted for as treasury shares that are subsequently retired. Restricted stock awards, RSUs, and PSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.
For additional information, see Note (12) Stock-Based Compensation.
(m) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the consolidated and combined financial statements for the years ended December 31, 2019, 2018 and 2017.
Prior to 2019, the Company had a Canadian subsidiary, which was treated as a corporation for Canadian federal and provincial tax purposes. For Canadian tax purposes, the Company was subject to foreign income tax. As a result of the C&J Merger, the Company had foreign subsidiaries at December 2019 in Canada, Netherlands, Luxembourg and Ecuador.
The Company is responsible for certain state income and franchise taxes in the states in which it operates, which include, but not limited to California, Colorado, Louisiana, Montana, New Mexico, North Dakota, Oklahoma, Pennsylvania, Texas, Utah and West Virginia. Deferred tax assets and liabilities are recognized for the future tax

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards, if applicable.
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
See Note (17) Income Taxes for a detailed discussion of the Company’s taxes and activities thereof during the years ended December 31, 2019, 2018 and 2017.
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
(o) Equity-method investments
Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the noncontrolled entities’ operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company’s share of the entity’s income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are presented within other noncurrent assets in the consolidated balance sheets and totaled $3.6 million and $1.7 million as of December 31, 2019 and 2018, respectively.
(p) Employee Benefits and Postemployment Benefits
Contractual termination benefits are payable when employment is terminated due to an event specified in the provisions of a social/labor plan, state or federal law. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with ASC 712, “Compensation—Nonretirement Post-Employment Benefits.” In all other situations where the Company pays termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with ASC 420, “Exit or Disposal Cost Obligations.” A liability is recognized for one-time termination benefits when the Company is committed to 1) making payments and the number of affected employees and the benefits received are known to both parties and 2) terminating the employment of current employees according to a detailed formal plan without possibility of withdrawal for which such amount can be reasonably estimated.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(q) Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)," and related amendments, which set out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors, using the modified retrospective method. In connection with the adoption of these standards, the Company implemented internal controls to ensure that the Company's contracts are properly evaluated to determine applicability under ASU 2016-02 and that the Company properly applies ASU 2016-02 in accounting for and reporting on all its qualifying leases.
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
For finance leases, the Company amortizes the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and records this amortization in rent expense on the consolidated and combined statements of operations and comprehensive loss. The Company adjusts the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated and combined statements of operations and comprehensive loss. For operating leases, the Company recognizes one single lease cost, comprised of the lease payments and amortization of any associated initial direct costs, within rent expense on the consolidated and combined statements of operations and comprehensive loss. Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

•	reassess initial direct costs for any existing leases.
For additional information, see Note (16) Leases.
(r) Research and development costs
Research and development costs are expensed as incurred as general and administrative expenses in the Company’s consolidated and combined statements of operations and comprehensive income (loss). Research and development costs incurred directly by the Company were $7.1 million, $7.1 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(s) Pro-forma earnings per share
The earnings per share amounts for the year ended December 31, 2017 have been computed to give effect to the Organizational Transactions, as if it had occurred on January 1, 2016, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the pre-existing membership interests of the Company for the newly-created ownership interests for common stock of KGI. The computations of earnings per share do not consider the 15,700,000 shares of common stock newly-issued by KGI to investors in the IPO.
(t) Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period financial statement presentation. These reclassifications did not affect previously reported results of operations, stockholders' equity, comprehensive income or cash flows.
(3) Mergers and Acquisitions
(a) C&J Energy Services, Inc.
On October 31, 2019 (the “C&J Acquisition Date”), the Company completed the C&J Merger in accordance with the terms of the Agreement and Plan of Merger, dated as of June 16, 2019 (the "Merger Agreement"), by and among NexTier, C&J and King Merger Sub Corp., a wholly owned subsidiary of NexTier ("Merger Sub"), pursuant to which Merger Sub merged with and into C&J, with C&J surviving the merger as a wholly owned subsidiary of NexTier, and immediately following the C&J Merger, C&J was merged with and into King Merger Sub II LLC ("LLC Sub"), with LLC Sub continuing as the surviving entity as a wholly-owned subsidiary of NexTier and the successor in interest to C&J.
The C&J Merger was completed for total consideration of approximately $485.1 million, consisting of (i) equity consideration in the form of 105.9 million shares of Keane common stock issued to C&J stockholders with a value of $481.9 million and (ii) replacement share based compensation awards attributable to pre-merger services with a value of $3.2 million.
The Company accounted for the C&J Merger using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired inventory and property and equipment is based on both available market data and a cost approach. The fair value of the financial assets acquired includes trade receivables with a fair value of $312.6 million. The gross amount due under the contracts is $322.8 million, of which $10.2 million is expected to be uncollectible. A liability of $40.2 million has been recognized for legal reserves and sales and use tax assessments. As of December 31, 2019, there has been no change in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates on October 31, 2019.
The preliminary purchase price has been allocated to the net assets acquired and liabilities assumed based upon their estimated fair values. The estimated fair values of certain assets and liabilities, including accounts receivable, taxes (including uncertain tax positions), and contingencies require significant judgments and estimates. C&J is subject to the legal and regulatory requirements, including but not limited to those related to environmental

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

matters and taxation. The Company has conducted a preliminary assessment of liabilities arising from these matters and has recognized provisional amounts in its initial accounting for the C&J Merger for all identified liabilities in accordance with the requirements of ASC Topic 805. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, valuation of pre-acquisition contingencies and final tax returns that provide underlying tax basis of assets acquired and liabilities assumed. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized. As a result, the provisional measurements below are preliminary and subject to change during the measurement period and such changes could be material. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate. The Company continues to assess the fair values of the assets acquired and liabilities assumed.
The following table summarizes the fair value of the consideration transferred in the C&J Merger and the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the C&J Merger Date:

Total Purchase Consideration:	(Thousands of Dollars)
Equity consideration	$481,912
Replacement awards attributable to pre-combination services	3,212
Less: Cash acquired	$(68,807)
Total purchase consideration	$416,317

Trade and accounts receivable	$312,620
Inventories	43,142
Prepaid and other current assets	18,512
Property and equipment	311,886
Intangible assets	17,590
Right of use assets	24,318
Other noncurrent assets	4,409
Total identifiable assets acquired	732,477
Accounts payable	43,620
Accrued expenses	236,959
Short term lease liability	7,842
Long term lease liability	15,517
Non-current liabilities	17,156
Total liabilities assumed	321,094
Goodwill	4,934
Total purchase consideration	$416,317

The goodwill in this acquisition was primarily attributable to expected synergies and was allocated across the Company’s Completion Services, Well Construction and Intervention and Well Support Services reporting units.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Intangible assets related to the C&J Merger consisted of the following:

		(Thousands of Dollars)
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts
Technology	3	17,590
Total		$17,590

Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the C&J Merger. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate C&J’s operations, aligning accounting processes and procedures, and integrating its enterprise resource planning system with those of the Company. The expenses for all these transactions were expensed as incurred.
Merger and integration costs totaled $68.7 million for the year ended December 31, 2019 and are recorded within merger and integration costs on the Company’s Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). The following table summarizes merger and integration costs for the year ended December 31, 2019.

(amounts in thousands)
Transaction Type	Year Ended December 31, 2019
Merger	$23,775
Integration	44,956
Total merger and integration costs	$68,731
The following combined pro forma information assumes the C&J Merger occurred on January 1, 2018. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after December 31, 2019 or any operating efficiencies or inefficiencies that resulted from the C&J Merger. The information is not necessarily indicative of results that would have been achieved had the Company controlled C&J during the period presented.

	(unaudited, amounts in thousands)
	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$3,406,288	$4,359,095
Net income (loss)	(196,577)	66,746

Net income (loss) per share (basic)	$(0.93)	$0.32
Net income (loss) per share (diluted)	$(0.93)	$0.31

Weighted-average shares outstanding (basic)	211,376	210,945
Weighted-average shares outstanding (diluted)	211,376	212,964

The Company’s consolidated statement of operations and comprehensive income (loss) for 2019 includes revenue of $196.7 million and net loss of $21.4 million, from the C&J operations, from November 1, 2019 to December 31, 2019.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
(c) RockPile
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
The acquisition of RockPile was completed for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock (the “Acquisition Shares”) and contingent value rights, as described below. The fair value of the Acquisition Shares, which is recorded in stockholders’ equity in the consolidated balance sheet, was calculated using the closing price of the Company’s common stock on July 3, 2017, of $16.29, discounted by 7.9% to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

In early April 2018, in accordance with the terms and conditions of the CVR Agreement, the Company calculated and paid the final Aggregate CVR Payment Amount, due to the RockPile Holders, of $19.9 million and recognized a loss of $13.2 million during the year ended December 31, 2018 in other income (expense), net in the consolidated statement of operations and comprehensive income (loss).
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
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
The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the acquisition of RockPile. Deal costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate RockPile’s operations with that of the Company, including retention bonuses and severance payments and expenses incurred in connection with aligning RockPile’s accounting processes and procedures and integrating its enterprise resource planning system with those of the Company. The expenses for all these transactions were expensed as incurred.

(Thousands of Dollars)
Transaction Type	Year Ended December 31, 2017
Deal costs	$6,679
Integration	1,994
$8,673

The following combined pro forma information assumes the acquisition of RockPile occurred on January 1, 2016. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after July 2, 2017 or any operating efficiencies or inefficiencies that resulted from the acquisition of RockPile. The information is not necessarily indicative of results that would have been achieved had the Company controlled RockPile during the periods presented. Pro forma net loss for the year ended December 31, 2017 includes $0.8 million of non-recurring retention bonuses associated with the acquisition, which were incurred after the closing and $1.8 million of compensation costs associated with the RockPile executives retained by the Company. In addition, the Company incurred $2.2 million of transaction costs that were not reflected in this pro forma financial information, since they were incurred prior to the closing.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	Unaudited
	Year Ended December 31,
	2017	2016
Revenue	$1,732,279	$543,966
Net loss	(49,348)	(203,383)

Net loss per share (basic and diluted)	$(0.44)	$(2.12)
Weighted-average shares outstanding (basic and diluted)	111,939	96,112

The Company’s consolidated and combined statement of operations and comprehensive income (loss) for 2017 includes revenue (unaudited) of $192.2 million from the RockPile operations, from the date of acquisition on July 3, 2017 to December 31, 2017.
(4)    Intangible Assets
The definite-lived intangible assets balance in the Company’s consolidated balance sheets represents the fair value measurement upon initial recognition, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	December 31, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$67,600	$(32,681)	$34,919
Non-compete agreements	700	(408)	292
Technology	22,054	(2,244)	19,810
Total	$90,354	$(35,333)	$55,021

	(Thousands of Dollars)
	December 31, 2018
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$67,600	$(27,755)	$39,845
Non-compete agreements	700	(362)	338
Trade name	10,200	—	10,200
Technology	2,262	(741)	1,521
Total	$80,762	$(28,858)	$51,904

Amortization expense related to the intangible assets for the years ended December 31, 2019, 2018 and 2017 was $6.5 million, $6.3 million and $7.1 million, respectively.
In connection with the C&J Merger, the Company was re-branded as NexTier and does not expect to obtain any further benefits or receive any cash flows associated with the Keane indefinite-lived trade name. As a result, the Company impaired $10.2 million related to the Keane trade name as of December 31, 2019. The impairment is recorded in impairment expense in the consolidated and combined statements of operations and comprehensive income (loss).

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Amortization for the Company’s definite-lived intangible assets, excluding in-process software, over the next five years, is as follows:

Year-end December 31,	(Thousands of Dollars)
2020	$(11,239)
2021	(10,953)
2022	(9,867)
2023	(4,973)
2024	(4,973)

(5)    Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2019, 2018 and 2017 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2017	$134,967
Purchase price adjustment	(2,443)
Goodwill as of December 31, 2018	132,524
C&J Merger	4,934
Goodwill as of December 31, 2019	$137,458

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 consisted of amounts related to the C&J Merger and purchase price adjustments related to the acquisition of RockPile, respectively. For additional information, see Note (3) (Mergers and Acquisitions). There were no triggering events identified and no impairment recorded since inception and for the years ended December 31, 2019, 2018 and 2017.
(6)    Inventories, net
Inventories, net, consisted of the following at December 31, 2019 and December 31, 2018:

	(Thousands of Dollars)
	December 31, 2019	December 31, 2018
Sand, including freight	$4,405	$14,697
Chemicals and consumables	11,408	6,250
Materials and supplies	45,828	14,722
Total inventory, net	$61,641	$35,669

Inventories are reported net of obsolescence reserves of $1.8 million and $1.0 million as of December 31, 2019 and 2018, respectively. The Company recognized $0.8 million, $0.7 million and $0.3 million of obsolescence expense during the years ended December 31, 2019, 2018 and 2017.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(7)    Property and Equipment, net
Property and Equipment, net consisted of the following at December 31, 2019 and December 31, 2018:

	(Thousands of Dollars)
	December 31, 2019	December 31, 2018
Land	$35,178	$4,771
Building and leasehold improvements	90,950	32,134
Office furniture, fixtures and equipment	10,678	7,691
Machinery and equipment	1,259,697	1,041,212
	1,396,503	1,085,808
Less accumulated depreciation	(723,060)	(562,813)
Construction in progress	35,961	8,324
Total property and equipment, net	$709,404	$531,319

All (gains) and losses are presented within (gain) loss on disposal of assets in the consolidated and combined statements of operations and comprehensive income (loss). The following describes the total (gains) losses recognized on the disposal of certain assets of $4.5 million, $5.0 million and $(2.6) million for the years ended December 31, 2019, 2018 and 2017:
For the year ended December 31, 2019, the Company disposed of certain hydraulic fracturing components and iron for a net loss of $15.4 million, net of salvage value on failed transmissions. The Company also recognized a gain of $7.4 million related to the sale of certain hydraulic fracturing related equipment and a net gain of $3.5 million on various other immaterial asset disposals throughout the year.
For the year ended December 31, 2018, the Company disposed of certain hydraulic fracturing components for a net loss of $3.5 million, net of salvage value on failed transmissions. The Company also divested of an idle field operations facility for a net loss of $2.7 million and recorded a net gain of $1.2 million on various other immaterial asset disposals throughout the year.
For the year ended December 31, 2017, the Company disposed of idle coiled tubing assets for a net gain of $3.5 million and recorded a net loss of $0.9 million on various other immaterial asset disposals throughout the year.
Casualty Loss
On July 1, 2018, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in damage to a portion of the equipment in that fleet. In 2018, the Company received $18.1 million of insurance proceeds for replacement cost of the damaged equipment, which offset the $3.2 million impairment loss recognized on the damaged equipment. The resulting gain of $14.9 million was recognized in other income (expense), net in the consolidated and combined statements of operations and comprehensive income (loss) for the year ended December 31, 2018.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(8)    Long-Term Debt
Long-term debt at December 31, 2019 and December 31, 2018 consisted of the following:

	(Thousands of Dollars)
	December 31, 2019	December 31, 2018
2018 Term Loan Facility	344,750	348,250
Less: Unamortized debt discount and debt issuance costs	(7,127)	(7,520)
Total debt, net of unamortized debt discount and debt issuance costs	337,623	340,730
Less: Current portion	(2,311)	(2,776)
Long-term debt, net of unamortized debt discount and debt issuance costs	$335,312	$337,954

Below is a summary of the Company’s credit facilities outstanding as of December 31, 2019:

	(Thousands of Dollars)
	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$450,000	$350,000
Outstanding balance	$—	$344,750
Letters of credit issued	$31,840	$—
Available borrowing base commitment	$303,837	n/a
Interest Rate(1)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
Maturities of the 2018 Term Loan Facility for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2020	$3,500
2021	3,500
2022	3,500
2023	3,500
2024	3,500
$17,500

Deferred Charges and Other Costs
Deferred charges include deferred financing costs and debt discounts or debt premiums. Deferred charges related to the 2019 ABL Facility are capitalized. Deferred charges related to the 2018 Term Loan Facility are netted against the carrying amount of term debt. Deferred charges are amortized to interest expense using the effective interest method. Interest expense related to the deferred financing costs for the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $3.1 million, and $5.2 million, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”). Deferred charges associated with the 2019 ABL Facility were capitalized and totaled $1.2 million. In connection with the modification of the 2017 ABL Facility, the Company wrote off $0.5 million of deferred financing costs. The remaining deferred financing costs related to the 2017 ABL Facility will be amortized over the life of the 2019 ABL Facility. Unamortized deferred charges associated with the 2019 and 2017 ABL Facilities were $3.7 million and $4.0 million as of December 31, 2019 and 2018, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets.
Term Loan Facility
On May 25, 2018, the Company entered into a term loan facility (the “2018 Term Loan Facility”), the proceeds of which were used to repay the Company’s pre-existing term loan facility (the “2017 Term Loan Facility”). No prepayment penalties were incurred in connection with the Company’s early debt extinguishment of its 2017 Term Loan Facility. Deferred charges associated with the 2017 Term Loan Facility that were expensed upon repayment of the 2017 Term Loan Facility totaled $7.6 million. Deferred charges associated with the 2018 Term Loan Facility that were netted against the carrying amount of the term debt totaled $9.0 million. Unamortized deferred charges associated with the 2018 Term Loan Facility were $7.1 million and $7.5 million as of December 31, 2019 and 2018, respectively, and are recorded in long-term debt, net of deferred financing costs and debt discount, less current maturities on the consolidated balance sheets.
ABL Revolving Credit Facility
Interest expense during the year ended December 31, 2019 includes $0.5 million in write-offs in connection with the modification of the 2017 ABL Facility. Interest expense during the year ended December 31, 2017 included $15.8 million of prepayment penalties and $15.3 million in write-offs of deferred charges, incurred in connection with the Company’s refinancing of an older asset-based revolving credit facility (“2016 ABL Facility”) and the Company’s early debt extinguishment of an older term loan facility (“2016 Term Loan Facility”) and the Senior Secured Notes in 2017.
(9)     Significant Risks and Uncertainties
The Company operates in three reportable segments: Completion Services, Well Construction and Intervention, and Well Support Services, with significant concentration in the Completion Services segment. During the years ended December 31, 2019, 2018 and 2017, sales to Completion Services customers represented 94%, 98% and 99% of the Company’s consolidated revenue, respectively.
The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices. The U.S. energy industry experienced a significant downturn in the second half of 2014 through early 2016, driven primarily by global oversupply and a decline in commodity prices. From early 2016 through late 2018, the U.S. generally experienced some recovery in commodity prices and drilling and completion activity. Over this time frame, the U.S. active rig count increased from a trough of 404 rigs in May 2016 to a peak of 1,083 rigs in December 2018, driving significant demand for the Company's completion services. From December 28, 2018 through December 31, 2019, U.S. active rig count decreased by approximately 26% to 805 rigs.
While U.S. active rig count increased from its low in 2016, macro conditions remain range bound, and supply and demand for completion services remains challenged, resulting in adverse pricing, utilization impacts and ongoing commodity price volatility. In late 2019 and early 2020, and in response to the oversupply of hydraulic fracturing equipment, an increasing number of horsepower retirements were announced, removing a significant base of equipment from the market. Despite the continued challenging market conditions, the Company has been able to perform well, driven by a high level of efficiency achieved at the wellsite, a customer partnership model and investments in innovation.    In response to these ongoing pressures, the Company's continued success is attributable

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

primarily to the Company's high level of efficiency achieved at the wellsite, as well as its high-quality customer base and dedicated contract model.
For the year ended December 31, 2019, revenue from four customers individually represented more than 10% and collectively represented 55% of the Company’s consolidated revenue. For the year ended December 31, 2018, three customers individually represented more than 10% and collectively represented 39% of the Company’s consolidated revenue. For the year ended December 31, 2017, no customer individually represented more than 10% of the Company’s consolidated revenue.
For the year ended December 31, 2019, purchases from one supplier represented 5% of the Company’s overall purchases. For the year ended December 31, 2018, purchases from two suppliers represented approximately 5% to 10% of the Company’s overall purchases. The costs for each of these suppliers were primarily incurred within the Completion Services segment.
(10) Derivatives
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
The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of December 31, 2019:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	(1,729)	—	(1,729)	—	(1,729)
Other noncurrent liability	(5,559)	—	(5,559)	—	(5,559)
As of December 31, 2018:
Other current asset	$—	$—	$—	$—	$—
Other noncurrent asset	—	—	—	—	—
Other current liability	(129)	—	(129)	—	(129)
Other noncurrent liability	(169)	—	(169)	—	(169)

(1)	Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.

(2)	There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Year Ended December 31,
	2019	2018	2017	Location
Amount of gain (loss) recognized in other comprehensive income on derivative	$(7,628)	$(880)	$791	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”) into earnings	239	697	(72)	Interest Expense
Amount of loss reclassified from AOCI into earnings as a result of originally forecasted transaction becoming probable of not occurring	—	—	(100)	Interest Expense

The gain (loss) recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the consolidated and combined statements of operations and comprehensive income (loss).
There were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2019, $1.5 million of net losses will be reclassified from accumulated other comprehensive income (loss) into earnings within the next 12 months.
The following table presents gains and losses for the Company’s interest rate derivatives not designated in a hedge relationship under ASC 815, “Derivative Financial Instruments,” (in thousands of dollars):

		Year Ended December 31,
Description	Location	2019	2018	2017
Gains (loss) on interest contracts	Interest expense	$—	$—	$(367)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

See Note (11) (Fair Value Measurements and Financial Information) for further information related to the Company’s derivative instruments.
(11) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and finance lease obligations. As of December 31, 2019, and 2018, the carrying values of the Company’s financial instruments, included in its consolidated balance sheets, approximated or equaled their fair values. There were no transfers into or out of Levels 1, 2 and 3 as of December 31, 2019 and 2018.
Recurring Fair Value Measurement
At December 31, 2019, the financial instrument measured by the Company at fair value on a recurring bases was its interest rate derivative.
The fair market value of the derivative financial instrument reflected on the consolidated balance sheets as of December 31, 2019, and 2018 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at December 31, 2019, and 2018 (in thousands of dollars):

		Fair value measurements at reporting date using
	December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Interest rate derivatives	$(7,288)	$—	$(7,288)	$—

		Fair value measurements at reporting date using
	December 31, 2018	Level 1	Level 2	Level 3
Liabilities:
Interest rate derivatives	(298)	—	(298)	—

Non-Routine Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired technology using the “income-based relief-from-royalty” method and the fair value of its non-compete agreement using the “lost income” approach. Assets acquired as a result of the acquisition of the RockPile, RSI, and C&J transactions were recorded at their fair values on the date of acquisition. See Note (3) Mergers and Acquisitions for further details.
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The Company’s cash balances on deposit with financial institutions totaled $255.0 million and $80.2 million as of December 31, 2019 and 2018, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company’s consolidated revenue or total accounts receivable. As of December 31, 2019, trade receivables from one customer individually represented 10% more of the Company’s total accounts receivable. As of December 31, 2018, trade receivables from three customers individually represented more than 10% and collectively represented 49% of the Company’s total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of December 31, 2019 and 2018, the Company had $0.7 million and $0.5 million in allowance for doubtful accounts, respectively, based on specific identification. The Company wrote-off $0.7 million of bad debts during the year ended 2019. In 2018, the Company wrote-off $0.6 million of bad debt in 2018, in connection with its litigation with Halcon Operating Co., Inc. and Halcon Energy Properties. The Company did not write-off any bad debts during 2017. For further detail, see Note (18) Commitments and Contingencies.
(12) Stock-Based Compensation
Effective as of October 31, 2019, the Company (i) amended and restated the Keane Group, Inc. Equity and Incentive Award Plan under the name NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (“Equity and Incentive Award Plan”), and (ii) assumed and amended and restated the C&J Energy Services, Inc. 2017 Management Incentive Plan under the name NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan ( “Management Incentive Plan”, and collectively with the Equity and Incentive Award Plan, the “Equity Award Plans”). As part of the C&J Merger, the Company assumed the award agreements outstanding under the Management Incentive Plan on the terms set forth in the Merger agreement.
As of December 31, 2019, the Company had four types of stock-based compensation under its Equity Award Plans: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors and certain executives and employees, (iii) restricted stock units issued to executive officers and key management employees and (iv) non-qualified stock options issued to executive officers. The Company has approximately 5,899,928 shares of its common stock reserved and available for grant under the Equity and Incentive Award Plan and approximately 8,155,054 shares of its common stock reserved and available for grant under the Management Incentive Plan.
For details on the Company’s accounting policies for determining stock-based compensation expense, see Note (2)    Summary of Significant Accounting Policies: (l) Stock-based compensation. Non-cash stock compensation expense is generally presented within selling, general and administrative expense in the consolidated and combined statements of operations and comprehensive income (loss) however, for the year ended December 31, 2019, the Company presented $9.6 million within merger and integration.  These amounts primarily relate to the accelerated vesting of certain awards that contained pre-existing change in control provisions.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following table summarizes stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 (in thousands of dollars):

	Year Ended December 31,
	2019	2018	2017
Deferred stock awards	—	4,280	4,280
Restricted stock awards	1,486	611	399
Restricted stock units	20,426	9,822	4,766
Non-qualified stock options	3,498	2,453	1,133
Restricted stock performance-based stock unit awards	3,567	—	—
Stock-based compensation	$28,977	$17,166	$10,578
Tax benefit	$(6,954)	(4,134)	(2,532)
Stock-based compensation, net of tax	22,023	$13,032	$8,046

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

	Bonus Amounts (In thousands)
	First	Second
James C. Stewart	$1,976	$1,976
Gregory L. Powell	$1,646	$1,646
M. Paul DeBonis Jr.	$659	$659

The Company accounted for these deferred stock awards as liability classified awards and recorded them at fair value based on the fixed monetary value on the date of grant. The Company recognized $8.6 million as a deferred compensation expense liability and contra-equity during the first quarter of 2017.
The first stock bonuses vested on January 1, 2018 and were paid on February 15, 2018. The second stock bonus vested January 1, 2019, with an original payout date of February 15, 2019, that was amended in February 2019 to a payout date of March 4, 2019. For the years ended December 31, 2019, 2018 and 2017 the Company recognized nil, $4.3 million and $4.3 million respectively of non-cash stock compensation expense into earnings. As of December 31, 2019, there was no remaining unamortized compensation cost related to unvested deferred stock awards.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(b) Restricted stock awards
During 2019, in connection with the C&J Merger, restricted stock awards granted to the independent members of the Company’s Board of Directors prior to the C&J Merger in 2018, and 2017, vested in accordance with existing change in control provisions. Additionally, the Company granted approximately 0.6 million replacement restricted stock awards to C&J employees in connection with the C&J Merger. Restricted stock awards are not considered issued and outstanding for purposes of earnings per share calculations until vested.
For the years ended December 31, 2019, 2018, and 2017 the Company recognized $1.5 million, $0.6 million, and $0.4 million respectively, of non-cash stock compensation expense. As of December 31, 2019, total unamortized compensation cost related to unvested restricted stock awards was $0.7 million, which the Company expects to recognize over the remaining weighted-average period of 0.94 years.
Rollforward of restricted stock awards as of December 31, 2019 is as follows:

	Number of Restricted Stock Awards (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2018	94	$17.40
Shares issued	678	4.99
Shares vested	(478)	7.70
Shares forfeited	(2)	4.55
Non-vested balance at December 31, 2019	292	$4.55

(c) Restricted stock units
During 2019, the Company granted approximately 1.6 million restricted stock units to executive officers and key management employees. Additionally, the Company granted approximately $0.9 million replacement restricted stock units in connection with the C&J Merger. Restricted stock units are stock awards that vest over a one to three year service period.
For the years ended December 31, 2019, 2018 and 2017, the Company recognized $20.4 million, $9.8 million and $4.8 million, respectively, of non-cash stock compensation expense. As of December 31, 2019, total unamortized compensation cost related to unvested restricted stock units was $19.1 million, which the Company expects to recognize over the remaining weighted-average period of 1.84 years.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Rollforward of restricted stock units as of December 31, 2019 is as follows:

	Number of Restricted Stock Units (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2018	1,947	$14.83
Units issued	2,679	8.57
Units vested	(1,700)	11.58
Units forfeited	(166)	13.89
Non-vested balance at December 31, 2019	2,760	$10.82

(d) Non-qualified stock options
During 2019, the Company granted approximately 0.5 million replacement stock options in connection with the C&J merger. When granted the stock options had a remaining vesting term of approximately one year or less. Stock options granted in 2018 and 2017 have a three-year vesting period, provided that the participant does not incur a termination before the applicable vesting date. As the stock options vest, the award recipients can thereafter exercise their stock options up to the expiration date of the options, which is the date of the six-year anniversary from the grant date.

For the years ended December 31, 2019, 2018 and 2017, the Company recognized $3.5 million, 2.5 million and $1.1 million, respectively, of non-cash stock compensation expense. As of December 31, 2019, total unamortized compensation cost related to unvested stock options was $1.0 million, which the Company expects to recognize over the remaining weighted-average period of 1.15 years.

Rollforward of stock options as of December 31, 2019 is as follows:

	Number of Stock Options (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2018	1,219	$6.75
Options granted	549	0.74
Options exercised	—	—
Actual options forfeited	(25)	6.77
Options expired	—	—
Total outstanding at December 31, 2019	1,743	$4.86

There were 1.4 million stock options exercisable or vested at December 31, 2019.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Assumptions used in calculating the fair value of the stock options granted during the year are summarized below:

	2019 Options Granted	2018 Options Granted	2017 Options Granted
Valuation assumptions:
Expected dividend yield	0%	0%	0%
Expected equity volatility	49.6%	46.3%	51.5%
Expected term (years)	7.3 - 8.1	6	6
Risk-free interest rate	1.7%	2.7%	1.6%
Weighted average:
Exercise price per stock option	$19.09 - $26.41	$15.31	$19.00
Market price per share	$4.55	$15.31	$14.49
Weighted average fair value per stock option	$0.74	$7.28	$6.16

(e) Performance-based RSU awards
On March 25, 2019, the Company issued 0.3 million performance-based RSUs to executive officers under the Equity Plan, which had a grant date fair valued at $3.6 million. One half of performance-based RSUs were scheduled to vest at December 31, 2020 (the "two-year performance-based RSUs"), while the remaining half were scheduled to vest at December 31, 2021 (the "three-year performance-based RSUs"). Each vesting was subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period, which extends from January 1, 2019 to December 31, 2020 for the two-year performance-based RSUs and January 1, 2019 to December 31, 2021 for the three-year performance-based RSUs. The number of shares that could have been earned at the end of the vesting period ranged from 25% to 200% of the target award amount, if the threshold performance criteria was met. These performance-based RSUs were settled in the Company's common stock and are classified as equity awards. In connection with the Merger, the performance-based RSU’s immediately vested on the C&J Acquisition Date. The remaining compensation expense associated with these performance-based RSUs was amortized into earnings on the date of close. As of December 31, 2019, there was no remaining compensation cost related to performance-based RSUs.

	Number of Performance-based RSU’s (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2018	—	$—
Performance-based RSU’s issued	327	11.00
Performance-based RSU’s vested	(327)	—
Performance-based RSU’s forfeited	—	—
Total outstanding at December 31, 2019	—	$—

Assumptions used in calculating the fair value of the performance-based RSU’s granted during the year are summarized below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

2019 Performance-based RSU’s Granted
Valuation assumptions:
Expected dividend yield	0%
Expected equity volatility, including peers	40.2% - 73.2%
Expected term (years)	1.8 - 2.8
Risk-free interest rate	2.2% - 2.3%

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

All underwriting discounts and commissions and other specific costs directly attributable to the IPO were deferred and applied to the gross proceeds of the offering through paid-in capital in excess of par value.
(d) RockPile Acquisition
As described in Note (3) Mergers and Acquisitions, the Company completed its acquisition of RockPile on July 3, 2017 for cash consideration of $116.6 million, subject to post-closing adjustments, 8,684,210 shares of the Company’s common stock and contingent value rights, as described in Note (3) Mergers and Acquisitions. The fair value of the Acquisition Shares was calculated using the closing price of the Company’s common stock on July 3, 2017, of $16.29, discounted to reflect the lack of marketability resulting from the 180-day lock-up period during which resale of the Acquisition Shares is restricted. Upon completion of the acquisition of RockPile, the Company had 111,831,176 shares of common stock outstanding.
(e) Vesting of Stock Awards
During the year ended December 31, 2019, 1,962,809 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of stock-based compensation awards. Shares withheld during the period were immediately retired by the Company.
(f) Secondary Offerings
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor controlled 50.8% of the Company’s outstanding common stock. During the December 31, 2018, the Company incurred $13.0 million of transaction costs on behalf of the selling stockholder, which were included within selling, general and administrative expenses in the consolidated and combined statement of operations and comprehensive income (loss).
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
(g) C&J Merger
As described in Note (3) Mergers and Acquisitions, the Company completed the C&J Merger on October 31, 2019 for total consideration of approximately $485.1 million, consisting of (i) equity consideration in the form of 105.9 million shares of Keane common stock issued to C&J stockholders with a value of $481.9 million and (ii) replacement share based compensation awards attributable to pre-Merger services with a value of $3.2 million.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(h) Stock Repurchase
During the year ended December 31, 2018, the Company settled $105.0 million of total share repurchases of its common stock at an average price of $12.93 per share, representing a total of 8,111,764 common shares of the Company. As of December 31, 2018, the Company had approximately $150.0 million remaining for future share repurchases under its existing stock repurchase program. Of the total amount of shares repurchased in 2018, 1,248,440 shares and 520,000 shares were repurchased from White Deer Energy (as defined herein) and Keane Investor, respectively. The shares repurchased from Keane Investor were not repurchased under the Company’s existing stock repurchase program. For further details of these related-party transactions, see Note (19) Related Party Transactions.
On December 11, 2019, the Company announced the board of directors approved a new share repurchase program for up to $50.0 million through December 2020. No share repurchases were made under the share repurchase program in 2019.
(14) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2018	$—	$(798)	$(798)
Net income (loss)	—	(239)	(239)
Other comprehensive loss	(116)	(7,628)	(7,744)
December 31, 2019	$(116)	$(8,665)	$(8,781)

The following table summarizes reclassifications out of accumulated other comprehensive loss into earnings during years ended December 31, 2019, 2018 and 2017 (in thousands of dollars):

				Affected line item in the consolidated and combined statements of operations and comprehensive income (loss)
	Year Ended December 31,
	2019	2018	2017
Interest rate derivatives, hedging	$239	$697	$(172)	Interest expense
Foreign currency items(1)	—	(2,621)	—	Other income
Total reclassifications	$239	$(1,924)	$(172)

(1)    During the fourth quarter of 2018, the Company liquidated its Canadian subsidiary, upon which it recognized a loss of $2.6 million from AOCI into earnings in the consolidated and combined statement of operations and comprehensive income for the year ended December 31, 2018.
(15) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Restricted stock awards and RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
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
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$(106,157)	$59,331	$(36,141)

Denominator:
Basic weighted-average common shares outstanding(1)	122,977	109,335	106,321
Dilutive effect of restricted stock awards	43	17	36
Dilutive effect of deferred stock award granted to NEOs	—	214	—
Dilutive effect of RSUs granted under stock incentive plans	81	94	135
Diluted weighted-average common shares outstanding(2)	123,101	109,660	106,492

(1)
The basic weighted-average common shares outstanding for the year ended December 31, 2017 have been computed to give effect to the Organizational Transactions, including the limited liability company agreement of Keane Investor to, among other things, exchange all of the Company’s Existing Owners’ membership interests for the newly-created ownership interests.

(2)
As a result of the net loss incurred by the Company for the years ended December 31, 2019 and 2017, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(16) Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In December 2018, the FASB issued ASU 2019-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors," which allows lessors to make a policy election to exclude sales taxes and other similar taxes from determining the consideration in the contract and variable payments not included in the consideration in the contract, requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties and clarified the accounting for variable payments for contracts with lease and nonlease components. The Company adopted these standards effective January 1, 2019, using the modified retrospective transition method. The Company recognized a lease right-of-use asset and lease liability of approximately $61.0 million on its consolidated balance sheet on January 1, 2019, for its operating leases that existed upon the effective date, with no additional impact to its consolidated and combined statements of operations and comprehensive loss or statements of cash flows. The Company also determined that while its hydraulic fracturing fleets represent lease components in its customer contracts, these lease components do not represent the predominant components in its customer contracts.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The components of the Company's lease costs are as follows:

(Thousands of Dollars)
Year ended December 31, 2019
Operating lease cost	$26,948
Finance lease cost:
Amortization of right-of-use assets	3,356
Interest on lease liabilities	625
Total finance lease cost	3,981
Short-term lease cost	1,184
Variable lease cost(1)	15,654
Sublease income	(116)
Total lease cost	$47,651
(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

(Thousands of Dollars)
Year ended December 31, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$25,318
Operating cash flows from finance leases	565
Financing cash flows from finance leases	6,035
Weighted average remaining lease terms are as follows:

Year ended December 31, 2019
Operating leases	4.74 years
Finance leases	2.28 years
Weighted average discount rate on the Company's lease liabilities are as follows:

Year ended December 31, 2019
Operating leases	5.73%
Finance leases	5.53%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Maturities of the Company's lease liabilities as of December 31, 2019, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2020	$26,068	$4,977
2021	12,084	3,168
2022	10,012	1,643
2023	7,088	273
2024	2,171	—
Thereafter	10,921	—
Total undiscounted remaining minimum lease payments	68,344	10,061
Less imputed interest	(9,748)	(623)
Total discounted remaining minimum lease payments	$58,596	$9,438

Prior to the adoption of the new lease accounting standard, minimum lease commitments, excluding early termination buyouts, remaining under the Company's operating leases and capital leases, for the next five years as of December 31, 2018 were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Capital leases
2019	$26,327	$5,484
2020	18,017	2,652
2021	5,688	2,430
2022	4,795	883
2023	3,172	—
Total	$57,999	$11,449

The Company did not make any lease reassessments or modifications nor did it recognize any gains or losses on sale-leaseback transactions during the year ended December 31, 2019.
As of December 31, 2019, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.
(17) Income Taxes
NexTier Oilfield Solutions Inc. (formerly Keane Group, Inc.) was formed as a corporation as a result of the IPO and related Organizational Transactions on January 20, 2017. The Company established a provision for income taxes for operations beginning January 20, 2017. NexTier was formed to hold all of the operational assets of Keane Group Holdings, LLC, which was originally organized as a limited liability company and treated as a flow-through entity for federal and most state income tax purposes. As such, taxable income and any related tax credits were passed through to its members and included in their tax returns for periods prior to January 20, 2017.
The following table summarizes the income (loss) from continuing operations before income taxes in the following jurisdictions:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	Year Ended December 31,
	2019	2018	2017
Domestic	$(106,879)	$66,260	$(35,904)
Foreign	1,727	(2,659)	(87)
	$(105,152)	$63,601	$(35,991)

The components of the Company’s income tax provision are as follows:

	(Thousands of Dollars)
	Year Ended December 31,
	2019	2018	2017
Current:
State	$709	$5,387	$614
Foreign	627	31	—
Total current income tax provision	$1,336	$5,418	$614
Deferred:
Federal	$(239)	$(1,031)	$(536)
State	(92)	(117)	72
Total deferred income tax provision	(331)	(1,148)	(464)
	$1,005	$4,270	$150

The following table presents the reconciliation of the Company’s income taxes calculated at the statutory federal tax rate, currently 21%, to the income tax provision in its consolidated and combined statements of operations and comprehensive (loss). The statutory federal tax rate for 2017 was 35% prior to the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced the federal corporation rate from 35% to 21%, effective January 1, 2018. The Company’s effective tax rate for 2019 of (0.96)% differs from the statutory rate, primarily due to state taxes, and the change in the valuation allowance. The Company’s effective tax rate for 2018 was 6.71%.

	(Thousands of Dollars)
	December 31, 2019	December 31, 2018	December 31, 2017
Income tax provision computed at the statutory federal rate	$(22,082)	$13,356	$(9,795)
Reconciling items:
State income taxes, net of federal tax benefit	(1,463)	1,408	(334)
Deferred tax asset valuation adjustment	14,987	(22,639)	(32,593)
Tax rate change	—	—	41,591
Permanent differences	9,962	5,237	630
Foreign withholding taxes	627	—	—
Other	(1,026)	6,908	651
Income tax provision	$1,005	$4,270	$150

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	(Thousands of Dollars)
	Year Ended December 31,
	2019	2018	2017
Deferred tax assets:
Stock-based compensation	$4,124	$3,979	$2,467
Net operating loss carry-forwards	196,949	90,565	70,745
Accruals and other	21,411	4,524	3,994
PPE & Intangibles	1,474	—	—
Gross deferred tax assets	223,958	99,068	77,206
Valuation allowance	(223,419)	(41,779)	(65,347)
Total deferred tax assets	$539	$57,289	$11,859
Deferred tax liability:
PP&E and intangibles	$—	$(56,799)	$(11,319)
Prepaids and other	(645)	(756)	(1,954)
Total deferred tax liability	(645)	(57,555)	(13,273)
Net deferred tax liability	$(106)	$(266)	$(1,414)

As of December 31, 2019, NexTier had total U.S. federal tax net operating loss (“NOL”) carryforwards of $787.6 million, of which, $380.2 million, if not utilized, will begin to expire in the year 2031. The remaining $407.3 million of federal NOLS can be carried forward indefinitely. Of this amount, $71.6 million related to the Company’s current year federal tax loss. The Company has state NOLS of $306.4 million, which if not utilized, will expire in various years between 2025 and 2038. Additionally, the Company has $20.1 million of NOLs in foreign jurisdictions that, if not utilized, will begin to expire in the year 2035.
As a result of the C&J Merger on October 31, 2019, NexTier had a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change NOLs and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the Company as of the effective date of the C&J Merger. The Company’s Section 382 annual limitation is $8.5 million. In addition, this annual limitation is subject to adjustments from the realization of net unrealized built-in gain (“NUBIG”) during a five-year recognition period ending October 31, 2024. As of December 31, 2019, it is expected that all of the Company’s pre-change NOLs of $398.7 million incurred prior to the C&J Merger will be available for use during the applicable carryforward period without becoming permanently lost by the Company due to expiration. The Company’s pre-change NOLs subject to expiration comprise $275.8 million out of the total $398.7 million.
C&J Energy Services, Inc. had Pre-change NOLs carry forward prior to the C&J Merger. As a result of the C&J Merger, such NOLs were carried over to the Company. These NOLs are also subject to an annual limitation under IRC Section 382. The Company’s annual limitation with respect to the C&J Energy NOLs is $8.6 million and is subject to adjustments from the realization of net unrealized built-in loss (“NUBIL”) during a five-year recognition period ending October 31, 2024. Due to this IRC Section 382 annual limitation, some of the NOLs carried over to the Company from C&J Energy Services, Inc. are expected to become permanently lost by the Company due to the expiration and will not be available for use by the Company during the applicable carryforward period. The Company has not reflected the NOLs expected to expire as a result of this limitation in its summary of deferred tax assets or in the NOLs disclosed within this paragraph. The pre-change NOLs carried over from C&J Energy Services, Inc. total $322.6 million of which $104.4 million are subject to expiration, but not expected to expire as a result of the IRC Section 382 limitation.
ASC 740, “Income Taxes,” requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of December 31, 2019 fully offsets the net deferred tax assets, excluding deferred tax liabilities related to certain indefinite-lived assets. The valuation allowance as of December 31, 2017 fully offsets the impact of the initial benefit recorded related to the formation of NexTier Oilfield Solutions Inc., excluding deferred tax liabilities related to certain indefinite lived assets. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control. The valuation allowances as of December 31, 2019, 2018, and 2017 were $223.4 million, $41.8 million and $65.3 million, respectively.
Changes in the valuation allowance for deferred tax assets were as follows:

(Thousands of Dollars)
Valuation allowance as of the beginning of January 1, 2019	$41,779
Acquisition accounting	164,950
Charge as (benefit) expense to income tax provision for current activities	14,987
Changes to other comprehensive income (loss)	1,703
Valuation allowance as of December 31, 2019	$223,419

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
There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended December 31, 2019, 2018 and 2017. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns, and its accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company classifies interest and penalties within the provision for income taxes. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2016 through December 31, 2018 for federal tax purposes and for the years ended December 31, 2015 through December 31, 2018 for state tax purposes.
(18) Commitments and Contingencies
As of December 31, 2019, and 2018, the Company had $9.0 million, including deposits acquired through the C&J Merger, and $4.2 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $64.0 million and $43.6 million, as of December 31, 2019, and 2018, respectively.
As of December 31, 2019, the Company had committed $1.3 million to research and development with its equity-method investee. For additional information, see Note (2) Summary of Significant Accounting Policies.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

As of December 31, 2019, the Company has a letter of credit of $31.8 million under the 2019 ABL Facility.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of some of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $160.0 million, $107.4 million and $150.0 million amounts of proppant under its take-or-pay agreements during the years ended December 31, 2019, 2018 and 2017.
Aggregate minimum commitments under long-term raw material supply agreements with payment penalties for minimum tonnage purchases for the next five years as of December 31, 2019 are listed below:

(Thousands of Dollars)
Year-end December 31,
2020	$30,007
2021	14,925
2022	9,300
2023	1,500
2024	—
$55,732

Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues and motor vehicle accidents. The Company’s assessment of the likely outcome of litigation matters is based on its judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome and based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its consolidated financial position, results of operations or liquidity.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

Regulatory Audits
In 2017, the Company was notified by the Texas Comptroller of Public Accounts that it would conduct a routine audit of Keane Frac TX, LLC's direct payment sales tax for the periods of January 2014 through May 2017. The Company initially anticipated and recorded an estimate for a potential assessment of approximately $3.2 million during the first quarter of 2019. Subsequently, the Company made a $2.1 million prepayment in June 2019. The Company made an additional payment of $0.3 million in the third quarter of 2019 after receiving the notification of the audit result, concluding the audit. These amounts are recorded in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss).
Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. The Company has recorded estimates of potential assessments for each audit totaling in the aggregate approximately $32.6 million. For one audit, in particular, the Company disagrees with many aspects of the state’s preliminary report and intends to contest the state’s position through litigation, if necessary. In addition, this reserve does not take into account the potential for refund claims in which the Company has not recorded.
(19) Related Party Transactions
Cerberus Operations and Advisory Company and Cerberus Capital Management, L.P., affiliates of the Company’s principal equity holder, provide certain consulting services to the Company. The Company paid $4.1 million, $0.3 million and $0.3 million during the years ended December 31, 2019, 2018 and 2017, respectively.
In connection with the Organization Transaction, the Company engaged in transactions with affiliates. See Note (1) (Basis of Presentation and Nature of Operations) and Note (13) (Stockholders’ Equity) for a description of these transactions.
In connection with the Company’s research and development initiatives, the Company has engaged in transactions with its equity-method investee. For additional information, see Note (2) Summary of Significant Accounting Policies. As of December 31, 2019, the Company has purchased $1.7 million of shares in its equity-method investee.
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
(20) Retirement Benefits and Nonretirement Postemployment Benefits
Defined Contribution Plan
The Company sponsors two different 401(k) defined contribution retirement plans covering eligible employees. Through the first plan, the Company makes matching contributions of up to 3.5% of compensation. Through the second plan, Eligible employees can make annual contributions to the plan up to the maximum amount allowed by current federal regulations, but no more than 80.0% of compensation as noted in the plan document. Contributions made by the Company related to the years ended December 31, 2019, 2018, and 2017 were $8.1 million, $6.7 million and $4.0 million, respectively.
Severance

The Company provides severance benefits to certain of its employees in connection with the termination of their employment. Severance benefits offered by the Company were $16.7 million, $0.6 million and $2.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(21) Business Segments
In accordance with Accounting Standard Codification (“ASC”) No. 280, Segment Reporting (“ASC 280”), the Company routinely evaluates whether its separate segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.
Due to the transformative nature of the C&J Merger, the CODM changed the way in which the Company is managed, including the level at which to make performance evaluation and resource allocation decisions. Discrete financial information was created to provide the segment information necessary for the CODM to manage the Company under the revised operating segment structure. As a result of this change in operating segments, the Company revised its reportable segments subsequent to the completion of the C&J Merger. The Company’s revised reportable segments are: (i) Completion Services, (ii) Well Construction and Intervention (“WC&I”) and (iii) Well Support Services. This segment structure reflects the financial information and reports used by the Company’s management, specifically including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions. As a result of the revised reportable segment structure, the Company has restated the corresponding items of segment information for all periods presented.
The following is a description of each reportable segment:
Completion Services
 The Company’s Completion Services segment consists of the following businesses and service lines: (1) fracturing services; (2) wireline and pumpdown services; and (3) completion support services, which includes the Company's research and technology department.
Well Construction and Intervention Services
 The Company’s WC&I Services segment consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services.
 Well Support Services
 The Company’s Well Support Services segment consists of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

The following tables present financial information with respect to the Company’s segments. Corporate and Other represents costs not directly associated with a segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery equipment.

	Year Ended December 31,
	2019	2018	2017
Operations by reportable segment
Revenue:
Completion Services	$1,709,934	$2,100,956	$1,527,287
WC&I	63,039	36,050	14,794
Well Support Services	48,583	—	—
Total revenue	$1,821,556	$2,137,006	$1,542,081
Adjusted gross profit (loss):
Completion Services(1)	$401,845	$478,850	$258,024
WC&I(1)	7,812	(2,390)	1,496
Well Support Services(1)	7,967	—	—
Total adjusted gross profit	$417,624	$476,460	$259,520
Operating income (loss):
Completion Services	$126,698	$234,756	$115,691
WC&I	3,855	(6,818)	(197)
Well Support Services	6,959	—	—
Corporate and Other	(221,261)	(129,928)	(106,225)
Total operating income (loss)	$(83,749)	$98,010	$9,269
Depreciation and amortization:
Completion Services	$270,918	$241,169	$141,385
WC&I	3,822	4,428	5,757
Well Support Services	1,415	—	—
Corporate and Other	15,995	13,548	12,138
Total depreciation and amortization	$292,150	$259,145	$159,280
Net income (loss):
Completion Services	$126,698	$234,756	$115,691
WC&I	3,855	(6,818)	(197)
Well Support Services	6,959	—	—
Corporate and Other	(243,669)	(168,607)	(151,635)
Total net income (loss)	$(106,157)	$59,331	$(36,141)
Capital expenditures(2):
Completion Services	$179,044	$281,081	$185,329
WC&I	3,514	9,510	1,718
Well Support Services	6,980	—	—
Corporate and Other	3,649	952	2,582
Total capital expenditures	$193,187	$291,543	$189,629

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(1)
Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280.

(2)	Capital expenditures do not include the asset acquisition of RSI on July 24, 2018 of $35.0 million, the business acquisition of RockPile on July 3, 2017 of $116.6 million

	(Thousands of Dollars)
	December 31, 2019	December 31, 2018
Total assets by segment:
Completion Services	$1,091,965	$894,467
WC&I	106,493	20,974
Well Support Services	109,792	—
Corporate and Other	356,657	139,138
Total assets	$1,664,907	$1,054,579

Goodwill by segment:
Completion Services	$136,425	$132,524
WC&I	372	—
Well Support Services	661	—
Corporate and Other	—	—
Total goodwill	$137,458	$132,524

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

(22) Selected Quarterly Financial Data
The following table sets forth certain unaudited financial and operating information for each quarter of the years ended December 31, 2019 and 2018. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Year Ended December 31, 2019
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$421,654	$427,733	$443,953	$528,216
Costs of services (excluding depreciation and amortization, shown separately)	337,646	324,503	333,438	408,345
Depreciation and amortization	71,476	69,886	68,708	82,080
Selling, general and administrative expenses	27,936	26,463	26,579	42,698
Merger and integration	—	6,108	6,651	55,972
(Gain) loss on disposal of assets	481	(330)	679	3,640
Impairment	—	—	—	12,346
Total operating costs and expenses	437,539	426,630	436,055	605,081
Operating income (loss)	(15,885)	1,103	7,898	(76,865)
Other income (expense), net	448	(43)	55	(7)
Interest expense	(5,395)	(5,477)	(5,215)	(5,769)
Total other expenses	(4,947)	(5,520)	(5,160)	(5,776)
Income tax income (expense)	(974)	(564)	820	(287)
Net income (loss)	$(21,806)	$(4,981)	$3,558	$(82,928)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

	Year Ended December 31, 2018
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$513,016	$578,533	$558,908	$486,549
Costs of services (excluding depreciation and amortization, shown separately)	403,408	447,685	436,799	372,654
Depreciation and amortization	60,051	59,404	68,287	71,403
Selling, general and administrative expenses	33,884	23,978	27,482	28,466
Merger and integration	—	147	301	—
(Gain) loss on disposal of assets	769	3,287	1,113	(122)
Total operating costs and expenses	498,112	534,501	533,982	472,401
Operating income	14,904	44,032	24,926	14,148
Other expense (income), net	(12,989)	16	14,454	(2,386)
Interest expense	(6,990)	(14,317)	(5,978)	(6,219)
Total other income (expenses)	(19,979)	(14,301)	8,476	(8,605)
Income tax income (expense)	(3,168)	936	(2,623)	585
Net income (loss)	$(8,243)	$30,667	$30,779	$6,128

(23) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

815. ASU 2018-16 is effective for annual periods beginning after December 15, 2018. The Company adopted this standard effective January 1, 2019, with no impact to its unaudited condensed consolidated financial statements, as the benchmark interest rate on its existing debt facility and interest rate swap is LIBOR.
In January 2019, the FASB issued ASU 2019-01, "Leases (Topic 842) - Codification Improvements." The amendments in this standard provide implementation guidance with regards to determining the fair value of an underlying leased asset by lessors that are not manufacturers or dealers, presentation of cash received from leases by lessors in sales-type or direct financing leases on the statement of cash flows and transition disclosures related to ASC 250, "Accounting Changes and Error Corrections." The amendments in this standard are effective January 1, 2020, except for those related to transition disclosures that are effective immediately on January 1, 2019. Early adoption was permitted. The Company adopted this standard effective January 1, 2019 with no impact to its unaudited condensed consolidated financial statements, as the Company does not have any leases for which lessor accounting is applied under ASC 842.

(b) Recently Issued Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which introduces a new impairment model for financial instruments that is based on expected credit losses rather than incurred credit losses. The new impairment model applies to most financial assets, including trade accounts receivable and lease receivables. In November 2018, the FASB issued ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments-Credit Losses," which clarified that receivables arising from operating leases are not within the scope of ASC 326-20, "Financial Instruments-Credit Losses-Measured at Amortized Cost," and should be accounted for in accordance with ASC 842. In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which clarified certain amendments related to ASU 2016-13. In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief," which clarifies certain aspects of the amendments in ASU 2016-13. In November 2019, the FASB issued ASU No. 2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815, and Leases (Topic 842) and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments—Credit Losses.
The Company adopted these new standards effective January 1, 2020. The Company is finalizing its assessment related to its trade accounts receivable based on a risk assessed portfolio approach, incorporating current and forecasted economic conditions as of January 1, 2020. The Company continues to finalize its estimated credit losses and establish processes and internal controls that may be required to comply with the new credit loss standard and related disclosure requirements. The Company does not expect the adoption of these standards to have a significant impact on its consolidated financial statements.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated and Combined Financial Statements

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
In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update)". The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
In August 2019, the FASB issued ASU 2019-08, "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer". ASU 2019-08 expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. For entities that have adopted the amendments in ASU 2018-07, the amendments in ASU 2019-08 are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. An entity may early adopt the amendments in ASU 2019-08, but not before it adopts the amendments in ASU 2018-07. The Company does not expect the adoption of this standard to have an impact on its consolidated and combined financial statements, as the Company has only issued shares to employees or nonemployee directors and has previously recognized its nonemployee directors share-based payments in line with its recognition of share-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.
In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.
(24) Subsequent Events
On March 9, 2020, the Company announced it had completed the divestiture of its Well Support Services segment for approximately $93.7 million of total consideration to Basic Energy Services, Inc. (“Basic”). The consideration consisted of (i) $59.4 million of cash consideration before transaction costs, escrowed amounts and subject to customary working capital adjustments and (ii) and $34.3 million of par value senior secured notes (“Notes”) previously issued by Basic. Under the terms of the agreement, the Notes are accompanied by a make-whole guarantee at par value, which guarantees the payment of $34.3 million to NexTier after the Notes are held to the one year anniversary of March 9, 2021.
The Company is monitoring the recent reductions in commodity prices driven by the potential impact of the novel coronavirus and global supply and demand dynamics as potential triggering events that may indicate that the carrying value of certain assets may not be recoverable. The extent to which these events may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to the Company’s operations is uncertain and the Company will continue to assess the financial impact.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon criteria set forth in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has excluded the acquired business of C&J Energy Services, Inc. and its subsidiaries. We completed the C&J Merger on October 31, 2019, and the excluded business represents approximately $708.5 million of total assets and total revenues of approximately $196.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Based on our assessment, we believe that as of December 31, 2019, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)." The adoption of this standard and subsequently-issued related ASUs resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet, with no related impact to our consolidated and combined statements of operations and comprehensive income (loss) or consolidated statements of cash flows. In connection with the adoption of these standards, we implemented internal controls to ensure we properly evaluate our contracts for applicability under ASU 2016-09 and properly apply ASU 2016-02 and subsequently-issued related ASUs in accounting for and reporting on all our qualifying leases.
On October 31, 2019, we completed the C&J Merger, which resulted in changes to internal controls over the consolidation and reporting of our financial results. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at C&J. The two companies maintained separate accounting systems through 2019. The consolidated and combined financial statements presented in this Annual Report on Form 10-K were prepared using information obtained from these separate accounting systems.
Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed in April 2020.

Item 11.  Executive Compensation
This information is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed in April 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
This information is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed in April 2020.

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
This information is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed in April 2020.

Item 14. Principal Accountant Fees and Services
This information is incorporated by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed in April 2020.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Group, Inc. and King Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019).

3.1	Certificate of Incorporation of Keane Group, Inc. dated October 13, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
3.2
Certificate of Amendment to Certificate of Incorporation of Keane Group, Inc. dated October 31, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2017).
4.1
Second Amended and Restated Stockholders' Agreement, dated October 31, 2019, by and among Keane Group, Inc. and Keane Investor Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).

4.2*	Description of Registrants Securities.
10.1
Second Amended and Restated Asset-Based Revolving Credit Agreement, dated October 31, 2019, by and among NexTier Oilfield Solutions Inc. (f/k/a Keane Group, Inc.), Keane Group Holdings, LLC, as the Lead Borrower, certain other subsidiaries of NexTier Oilfield Solutions Inc. as additional borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).

10.2
Term Loan Agreement, dated May 25, 2018, by and among Keane Group Inc., as the Parent, Keane Group Holdings, LLC, as the Lead Borrower, the Subsidiary Guarantors party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).

10.3†	Keane Management Holdings LLC Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.4*	NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, amended and restated on October 31, 2019.
10.5†	Form of Keane Group, Inc. Executive Incentive Bonus Plan (incorporated by referent to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2016).
10.7†	Form of Director Services Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1filed on December 14, 2016).
10.8†	Keane Group, Inc. Form of Restricted Stock Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 26, 2017).
10.9†	Keane Group, Inc. Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2017).

10.10†
Form of Keane Group, Inc. Equity and Incentive Award Plan Amendment to Deferred Stock Award Agreement(incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019).

10.11†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).
10.12†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).
10.13†
Keane Group, Inc. Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).

10.14†	Keane Group, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.15†	Keane Group, Inc. Form of Restricted Stock Unit Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10Q filed on May 7, 2019).
10.16†	Keane Group, Inc. Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.17†
Form of Amendment to Keane Group, Inc. Restricted Unit Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).

10.18†
Form of Amendment to Keane Group, Inc. Non-Qualified Stock Option Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).

10.19†
NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, dated Effective October 31, 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 1, 2019).

10.20†	C&J Energy Services, Inc. 2017 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on January 13, 2017).
10.21†
First Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).

10.22†*	Second Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan.
10.23†
Restricted Share Agreement (C&J Executive Employment Agreements) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).

10.24†
Restricted Share Agreement (Restrictive Covenants) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).

10.25†
Restricted Share Agreement (Non-Employee Directors) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).

10.26†
Nonqualified Stock Option Agreement (C&J Executive Employment Agreements) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.5 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).

10.27†
Nonqualified Stock Option Agreement (Restrictive Covenants) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).

10.28†	Performance Share Agreement under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.29†
Performance Share Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.11 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).

10.30†
Performance Share Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.12 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).

10.31†
Restricted Share Unit Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.13 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).

10.32†
Restricted Share Unit Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.14 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).

10.33†
Cash Retention Award Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.15 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).

10.34†
Cash Retention Award Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.16 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).

10.35†*	Form of RSU Award Agreement 2020 (Executive).
10.36†*	Form of PSU Agreement 2020.
10.37†
Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Robert Drummond (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 16, 2019).

10.38†
Third Amended and Restated Employment Agreement, dated June 16, 2019, by and between Keane Group, Inc. and Greg Powell (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 16, 2019).

10.39†
Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Kevin M. McDonald (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 16, 2019).

10.40†*	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between NexTier Oilfield Solutions Inc. and Ian J. Henkes.
10.41†
First Amended and Restated Employment Agreement, dated December 16, 2019, by and between NexTier Oilfield Solutions Inc. and Kenny Pucheu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2019).

10.42†
Employment Agreement, effective as of December 11, 2018, by and between C&J Spec-Rent Services, Inc. and William Driver (incorporated by reference to Exhibit 10.25 of C&J Energy Services, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2019).

10.43†
Amended and Restated Employment Agreement, effective as of December 11, 2018, by and between C&J Spec-Rent Services, Inc. and Sterling Renshaw (incorporated by reference to Exhibit 10.19 of C&J Energy Services, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2019).

10.44†
Amended and Restated Employment Agreement, effective as of December 11, 2018, by and between C&J Spec-Rent Services, Inc. and Michael Galvan (incorporated by reference to Exhibit 10.18 of C&J Energy Services, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2019).

10.45†
Employment Agreement, dated September 17, 2018, by and between C&J Spec-Rent Services, Inc. and Jan Kees van Gaalen (incorporated by reference to Exhibit 10.1 to the C&J Energy Services, Inc.’s Current Report on Form 8-K/A filed on September 18, 2018).

10.46†
Form of Second Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and M. Paul DeBonis Jr. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).

10.47†
Form of Third Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and James C. Stewart (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).

10.48†*	Separation Agreement for James Stewart.
21.1*	Schedule of Subsidiaries of NexTier Completion Solutions Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 12, 2020.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Robert W. Drummond
Robert W. Drummond
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Drummond	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
Robert W. Drummond

/s/ Kenneth Pucheu	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2020
Kenneth Pucheu

/s/ Michael Galvan	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	March 12, 2020
Michael Galvan

/s/ James C. Stewart	Director	March 12, 2020
James C. Stewart

/s/ Stuart Brightman	Director	March 12, 2020
Stuart Brightman

/s/ Marc G. R. Edwards	Director	March 12, 2020
Marc G. R. Edwards

/s/ Gary M. Halverson	Director	March 12, 2020
Gary M. Halverson

/s/ John Kennedy	Director	March 12, 2020
John Kennedy

/s/ Steven Mueller	Director	March 12, 2020
Steven Mueller

/s/ Patrick Murray	Director	March 12, 2020
Patrick Murray

/s/ Amy H. Nelson	Director	March 12, 2020
Amy H. Nelson

/s/ Mel Riggs	Director	March 12, 2020
Mel Riggs

/s/ Michael Roemer	Director	March 12, 2020
Michael Roemer

/s/ Scott Wille	Director	March 12, 2020
Scott Wille