Form 10-Q
period 2020-03-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2020-05-07
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2020, the registrant had 213,789,645 shares of common stock outstanding.

REFERENCES WITHIN THIS QUARTERLY REPORT
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to (i) the terms “Company,” “NexTier,” “we,” “us” and “our” refer to NexTier Oilfield Solutions Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Keane Investor” refers to Keane Investor Holdings LLC; (iv) the term “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds; (v) the term “C&J” refers to C&J Energy Services, Inc.; (vi) the term “C&J Merger” refers to the consummation of the transactions described in that certain Agreement and Plan of Merger, dated as of June 16, 2019 (the “Merger Agreement”), by and among the C&J, us and King Merger Sub Corp., one of our wholly owned subsidiaries. As used in this Quarterly Report on Form 10-Q, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Quarterly Report on Form 10-Q, by dividing our total hydraulic horsepower by approximately 45,000 hydraulic horsepower.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "believe," "estimate," "predict," "potential," "continue," or "COVID-19 Impacts" or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the impact of the current COVID-19 pandemic and the evolving response thereto, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments, private businesses or others;

•	changing global economic conditions, including oil and gas supply and demand;

•	our business strategy;

•	our plans, objectives, expectations and intentions;

•	the impact of the consummation of the merger with C&J Energy Services, Inc. ("C&J") on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;

•	our future operating results;

•	the competitive nature of the industry in which we conduct our business, including pricing pressures;

•	crude oil and natural gas commodity prices;

•	demand for services in our industry;

•	the impact of pipeline and storage capacity constraints;

•	the impact of adverse weather conditions;

•	the effects of government regulation;

•	legal proceedings, liability claims and effect of external investigations;

•	the effect of a loss of, or the financial distress of, one or more customers;

•	our ability to obtain or renew customer contracts;

•	the effect of a loss of, or interruption in operations of, one or more key suppliers;

•	our ability to maintain the right level of commitments under our supply agreements;

•	the market price and availability of materials or equipment;

•	the impact of new technology;

•	our ability to employ a sufficient number of skilled and qualified workers;

•	our ability to obtain permits, approvals and authorizations from governmental and third parties;

•	planned acquisitions, divestitures, and future capital expenditures;

•	our ability to maintain effective information technology systems;

•	our ability to maintain an effective system of internal controls over financial reporting;

•	our ability to service our debt obligations;

•	financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital;

•	the market volatility of our stock;

•	our ability or intention to pay dividends or to effectuate repurchases of our common stock;

•	the impact of ownership by Keane Investor and Cerberus; and
•the impact of our corporate governance structure.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 and the section entitled Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, except as specifically set forth herein.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$489,422	$255,015
Trade and other accounts receivable, net	341,739	350,765
Inventories, net	50,955	61,641
Assets held for sale	—	141
Prepaid and other current assets	47,571	20,492
Total current assets	929,687	688,054
Operating lease right-of-use assets	48,477	54,503
Finance lease right-of-use assets	6,953	9,511
Property and equipment (net of accumulated depreciation of $795,049 and $723,060)	635,279	709,404
Goodwill	104,198	137,458
Intangible assets (net of accumulated amortization of $38,152 and $35,333)	54,801	55,021
Other noncurrent assets	7,464	10,956
Total assets	$1,786,859	$1,664,907
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$166,697	$115,251
Accrued expenses	209,799	234,895
Customer contract liabilities	3,000	60
Current maturities of long-term operating lease liabilities	20,214	23,473
Current maturities of long-term finance lease liabilities	3,104	4,594
Current maturities of long-term debt	177,302	2,311
Other current liabilities	2,730	5,610
Total current liabilities	582,846	386,194
Long-term operating lease liabilities, less current maturities	31,642	35,123
Long-term finance lease liabilities, less current maturities	4,057	4,844
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	334,804	335,312
Other noncurrent liabilities	15,803	16,662
Total noncurrent liabilities	386,306	391,941
Total liabilities	969,152	778,135

Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 213,333 and 212,410 shares, respectively)	2,133	2,124
Paid-in capital in excess of par value	972,482	966,762
Retained earnings	(146,614)	(73,333)
Accumulated other comprehensive loss	(10,294)	(8,781)
Total stockholders' equity	817,707	886,772
Total liabilities and stockholders' equity	$1,786,859	$1,664,907

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$627,625	$421,654
Operating costs and expenses:
Cost of services(1)	512,226	337,646
Depreciation and amortization	85,821	71,476
Selling, general and administrative expenses	56,884	27,936
Merger and integration	12,182	—
(Gain) loss on disposal of assets	(7,962)	481
Impairment expense	34,327	—
Total operating costs and expenses	693,478	437,539
Operating loss	(65,853)	(15,885)
Other income (expense):
Other income, net	416	448
Interest expense, net	(6,066)	(5,395)
Total other income (expense)	(5,650)	(4,947)
Loss before income taxes	(71,503)	(20,832)
Income tax expense	(253)	(974)
Net loss	(71,756)	(21,806)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	1,107	(29)
Hedging activities	(2,620)	(2,862)
Total comprehensive loss	$(73,269)	$(24,697)

Net loss per share:
Basic net loss per share	$(0.34)	$(0.21)
Diluted net loss per share	(0.34)	(0.21)

Weighted-average shares outstanding: basic	212,842	104,422
Weighted-average shares outstanding: diluted	212,842	104,422

(1) Cost of services during the three months ended March 31, 2020 and 2019 exclude depreciation of $81.3 million and $67.6 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Stock-based compensation	11	6,869	—	—	6,880
Shares repurchased and retired related to stock-based compensation	(2)	(1,149)	—	—	(1,151)
Other comprehensive loss	—	—	—	(1,513)	(1,513)
Credit losses standard implementation	—	—	(1,525)	—	(1,525)
Net loss	—	—	(71,756)	—	(71,756)
Balance as of March 31, 2020	$2,133	$972,482	$(146,614)	$(10,294)	$817,707

	Common stock	Paid-in capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	$1,038	$455,447	$31,494	$(798)	$487,181
Stock-based compensation(1)	2	8,277	—	—	8,279
Shares repurchased and retired related to stock-based compensation	—	(2,861)	—	—	(2,861)
Other comprehensive loss	—	—	—	(3,139)	(3,139)
New lease standard implementation	—	—	1,330	—	1,330
Net loss	—	—	(21,806)	—	(21,806)
Balance as of March 31, 2019	$1,040	$460,863	$11,018	$(3,937)	$468,984

(1)
Stock-based compensation during the three months ended March 31, 2019 includes stock-based compensation expense recognized during the period of $4.0 million and the vested deferred stock awards of $4.3 million.

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(71,756)	$(21,806)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	85,821	71,476
Amortization of deferred financing fees	551	236
(Gain) loss on disposal of assets	(7,962)	481
Loss on impairment of assets	34,327	—
Unrealized loss on derivative	(2,961)	(2,862)
Realized (gain) loss on derivative	341	(248)
Stock-based compensation	6,880	4,000
Other non-cash expense, net	—	8
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable, net	(30,833)	15,136
Decrease in inventories	5,647	4,710
Decrease in prepaid and other current assets	4,888	1,990
Decrease (increase) in other assets	4,958	(51,435)
Increase in accounts payable	27,694	8,897
Decrease in accrued expenses	(8,478)	(27,294)
Increase in customer contract liabilities	2,940	—
Increase (decrease) in other liabilities	(3,570)	55,100
Net cash provided by operating activities	48,487	58,389
Cash flows from investing activities:
Proceeds from sale of business	53,259	—
Purchase of property and equipment	(40,798)	(56,865)
Advances of deposit on equipment	(1,775)	(1,775)
Implementation of software	(2,600)	(743)
Proceeds from disposal of assets	5,973	9,659
Proceeds from insurance recoveries	58	38
Net cash provided (used) in investing activities	14,117	(49,686)
Cash flows from financing activities:
Proceeds from asset-based revolver	175,000	—
Payments on the secured notes and term loan facility	(875)	(875)
Payments on finance leases	(2,278)	(1,396)
Shares repurchased and retired related to stock-based compensation	(1,151)	(2,861)
Net cash provided (used) in financing activities	170,696	(5,132)
Non-cash effect of foreign translation adjustments	1,107	(29)
Net increase in cash, cash equivalents	234,407	3,542
Cash and cash equivalents, beginning	255,015	80,206
Cash and cash equivalents, ending	$489,422	$83,748

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$5,724	$5,324
Income taxes	2	—

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Non-cash investing and financing activities:
Change in accrued capital expenditures	$29,900	$(8,635)
Non-cash additions to finance right-of-use assets	—	6,029
Non-cash additions to finance lease liabilities, including current maturities	—	6,164
Non-cash additions to operating right-of-use assets	1,970	62,698
Non-cash additions to operating lease liabilities, including current maturities	(1,970)	62,444

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
On October 31, 2019, the Company completed its merger (the “C&J Merger”) with C&J Energy Services, Inc. (“C&J”) and changed its name to "NexTier Oilfield Solutions Inc." For more details regarding the C&J Merger, refer to Note (3) C&J Merger. In addition, on March 9, 2020, the Company completed the divestiture of its Well Support Services Segment ("WSS Sale"). For more details regarding the WSS Sale, refer to Note (15) Business Segments.
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC") on March 12, 2020.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2020 and the results of its operations and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
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
On October 31, 2019, the Company completed its acquisition of C&J Energy Services, Inc., for further discussion related to the merger, see Note (3) C&J Merger.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Remaining Performance Obligations

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company’s current revenue recognition processes and no retrospective adjustments were necessary. For those contracts with a term of more than one year, the Company had approximately $54.0 million of unsatisfied performance obligations as of March 31, 2020, which will be recognized as services are performed over the remaining contractual terms.
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
The Company does not have any significant contract costs to obtain or fulfill contracts with customers; as such, no amounts are recognized on the consolidated balance sheet. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the condensed consolidated statements of operations and comprehensive income (loss) and net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following is a description of the Company’s core service lines separated by reportable segments from which the Company generates its revenue. For additional detailed information regarding reportable segments, see Note (15) Business Segments.
Revenue from the Company’s Completion Services, Well Construction and Intervention (“WC&I”), and Well Support Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing, wireline and pumpdown services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue from these services are earned as services are rendered, which is generally on a per stage or fixed monthly rate. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the condensed consolidated statements of operations and comprehensive income (loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the condensed consolidated statements of operations and comprehensive income (loss).
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

The Company provides a range of coiled tubing services primarily used for fracturing plug drill-out during completion operations and for well workover and maintenance, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically charges the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates, at times, or pursuant to pricing agreements.
Well Support Services Segment
On March 9, 2020, the Company completed the divestiture of its Well Support Services Segment. For additional information, see Note (15) Business Segments. Through its rig services line, the Company provided workover and well servicing rigs that were primarily used for routine repair and maintenance of oil and gas wells, re-drilling operations and plug and abandonment operations. These services were provided on an hourly basis at prices that approximated spot market rates. A field ticket was generated and revenue was recognized upon the earliest of the completion of a job or at the end of each day. A rig services job could last anywhere from a few hours to multiple days depending on the type of work being performed. The field ticket included the base hourly rate charge and, if applicable, charges for additional personnel or equipment not contemplated in the base hourly rate. The field ticket may have also included charges for the mobilization and set-up of equipment.
Through its fluids management service line, the Company primarily provided storage, transportation and disposal services for fluids used in the drilling, completion and workover of oil and gas wells. Rates for these services varied and could have been on a per job, per hour, or per load basis, or on the basis of quantities sold or disposed. Revenue was recognized upon the completion of each job or load, or delivered product, based on a completed field ticket.
Through its other special well site service line, the Company primarily provided fishing, contract labor and tool rental services for completion and workover of oil and gas wells. Rates for these services varied and could have been on a per job, per hour or on the basis of rental days per month. Revenue was recognized based on a field ticket issued upon the completion of each job or on a monthly billing for rental services provided.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Disaggregation of Revenue
Revenue activities during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020
	(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$77,425	$7,630	$—	$85,055
Central	76,831	6,900	—	83,731
West Texas	264,499	33,632	8,373	306,504
West	83,687	8,663	49,556	141,906
International	10,429	—	—	10,429
	$512,871	$56,825	$57,929	$627,625

	Three Months Ended March 31, 2019
	(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$154,866	$—	$—	$154,866
Central	11,115	—	—	11,115
West Texas	190,552	3,841	—	194,393
West	55,442	5,838	—	61,280
	$411,975	$9,679	$—	$421,654

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
Long-lived assets are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain property and equipment may not be recoverable. Property and equipment are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of property and equipment is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, cementing and coiled tubing. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The impairment loss is then allocated across the asset group's major classifications.
During the first quarter of 2020, management determined the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were deemed triggering events. As a result of the triggering event, recoverability testing was performed and it was determined that the estimated undiscounted net cash flow for all asset groups was greater than the carrying amount of their related assets an no impairment loss was recorded.
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
In accordance with ASC 842, the Company has made the following elections for its lease accounting:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

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
For additional information, see Note (12) Leases.
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
In addition, we evaluate the terms of our operating agreements and other contracts, if any, to determine whether they contain embedded components that are required to be bifurcated and accounted for separately as derivative financial instruments.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

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
Tax deductions on the stock-based compensation awards are not realized until the awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of tax deduction for stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax deduction for a stock-based award is greater than the cumulative GAAP compensation expense for that award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for an award is less than the cumulative GAAP compensation expense for that award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded as discrete, adjustments in the period in which they occur. The cash flows resulting from any excess tax benefit will be classified as financing cash flows in the condensed consolidated statements of cash flows.
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
For additional information, see Note (10) Stock-Based Compensation.
(3) C&J Merger
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
The Company accounted for the C&J Merger using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired inventory and property and equipment is based on both available market data and a cost approach. The fair value of the financial assets acquired includes trade receivables with a fair

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

value of $312.6 million. The gross amount due under the contracts is $322.8 million, of which $10.2 million is expected to be uncollectible. A liability of $40.2 million has been recognized for legal reserves and sales and use tax assessments. As of March 31, 2020, there has been no change in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates on October 31, 2019.
The preliminary purchase price has been allocated to the net assets acquired and liabilities assumed based upon their estimated fair values. The estimated fair values of certain assets and liabilities, including accounts receivable, taxes (including uncertain tax positions), and contingencies require significant judgments and estimates. C&J is subject to the legal and regulatory requirements, including but not limited to those related to environmental matters and taxation. The Company has conducted a preliminary assessment of liabilities arising from these matters and has recognized provisional amounts in its initial accounting for the C&J Merger for all identified liabilities in accordance with the requirements of ASC Topic 805. Certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, valuation of pre-acquisition contingencies and final tax returns that provide underlying tax basis of assets acquired and liabilities assumed. However, the Company is continuing its review of these matters during the measurement period, and if new information obtained about facts and circumstances that existed at the acquisition date identifies adjustments to the liabilities initially recognized, as well as any additional liabilities that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to the provisional amounts initially recognized. As a result, the provisional measurements below are preliminary and subject to change during the measurement period and such changes could be material. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate. The Company continues to assess the fair values of the assets acquired and liabilities assumed.
The following table summarizes the fair value of the consideration transferred in the C&J Merger and the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the C&J Merger Date:

Total Purchase Consideration:	Purchase Price Allocation as of March 31, 2020
(Thousands of Dollars)
Equity consideration	$481,912
Replacement awards attributable to pre-combination services	3,212
Less: Cash acquired	(68,807)
Total purchase consideration	416,317

Trade and accounts receivable	312,620
Inventories	43,142
Prepaid and other current assets	18,512
Property and equipment	311,886
Intangible assets	17,590
Right of use assets	24,318
Other noncurrent assets	4,409
Total identifiable assets acquired	732,477
Accounts payable	43,620
Accrued expenses	236,959
Short term lease liability	7,842
Long term lease liability	15,517
Non-current liabilities	17,156
Total liabilities assumed	321,094
Goodwill	4,934
Total purchase consideration	$416,317

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(4)    Goodwill
Goodwill may be allocated across two reporting units: Completion Services and Well Construction and Intervention Services. At the reporting unit level, the Company tests goodwill for impairment on an annual basis as of October 31 of each year, or when events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists.
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. During the first quarter of 2020, a significant decline in the Company's share price, which resulted in the Company's market capitalization dropping below the book value of equity, as well as reductions in commodity prices driven by the potential impact of the COVID-19 pandemic and global supply and demand dynamics were deemed triggering events that led to a test for goodwill impairment. The Step 1 impairment testing methodologies are discussed below.
Income approach
The income approach impairment testing methodology is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. For the Completions and Well Construction and Intervention reporting units, the future cash flows were projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows took into account known market conditions as of March 31, 2020, and management’s anticipated business outlook. A terminal period was used to reflect an estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 2.5%. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital (“WACC”) of 19.9% for the Completions reporting unit and 22.4% for the Well Construction and Intervention reporting unit. These assumptions were derived from both observable and unobservable inputs and combined reflect management’s judgments and assumptions.
Market approach
The market approach impairment testing methodology is based upon the guideline public company method and the guideline transaction method. The application of the guideline public company method was based upon selected public companies operating within the same industry as the Company. Based on this set of comparable competitor data, operational multiples were derived for the reporting units weighted based on management’s assessment of reliability. The selected market multiples for the guideline public company method were forward-looking enterprise value to revenue and enterprise value to EBITDA multiples, with multiples ranging from 0.5x to 0.6x for revenues and from 3.3x to 6.2x for EBITDA. The application of the guideline transaction method was based upon valuation multiples derived from actual control transactions for comparable companies. Based on this, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject reporting unit relative to each acquired guideline company. The selected market multiples for the guideline transaction method were enterprise value to revenue and enterprise value to book value of invested capital, with multiples ranging from 0.7x to 2.1x for revenues and from 0.6x to 1.3x for book value of invested capital.
The fair value determined under the market approach is sensitive to these market multiples, and a decline in any of the multiples could reduce the estimated fair value of the reporting unit below its carrying value. Earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
Reconciliation of value and goodwill impairment conclusion
The estimated fair value determined under the income approach was consistent with the estimated fair value determined under the market approach. The concluded fair value for both reporting units consisted of a weighted average, with a 40.0% weighted under the income approach and 60.0% weight under the market approach. Market data in support of the implied control premium were used in this reconciliation to corroborate the estimated reporting unit fair values with the Company's overall market-indicated value. The results of the Step 1 impairment testing for goodwill resulted in the Company recognizing an impairment expense of $32.6 million during the first quarter of 2020, consisting of $32.2 million related to the Completions Services reporting unit and $0.4 million representing the entire balance of goodwill for the Well Construction and Intervention reporting unit.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

The changes in the carrying amount of goodwill from December 31, 2019 to March 31, 2020 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2019	137,458
Disposition of Well Support Services reporting unit	(660)
Impairment expense	(32,600)
Goodwill as of March 31, 2020	$104,198

(5)    Inventories, net
Inventories, net, consisted of the following as of March 31, 2020 and December 31, 2019:

	(Thousands of Dollars)
	March 31, 2020	December 31, 2019
Sand, including freight	$4,976	$4,405
Chemicals and consumables	10,506	11,408
Materials and supplies	35,473	45,828
Total inventory, net	$50,955	$61,641

Inventories are reported net of obsolescence reserves of $3.0 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively. The Company recognized $1.2 million and $0.4 million of obsolescence expense during the three months ended March 31, 2020 and 2019, respectively.
(6)    Long-Term Debt
Long-term debt at March 31, 2020 and December 31, 2019 consisted of the following:

	(Thousands of Dollars)
	March 31, 2020	December 31, 2019
2018 Term Loan Facility	$343,875	$344,750
2019 ABL Facility	175,000	—
Less: Unamortized debt discount and debt issuance costs	(6,769)	(7,127)
Total debt, net of unamortized debt discount and debt issuance costs	512,106	337,623
Less: Current portion	(177,302)	(2,311)
Long-term debt, net of unamortized debt discount and debt issuance costs	$334,804	$335,312

Below is a summary of the Company’s credit facilities outstanding as of March 31, 2020:

	(Thousands of Dollars)
	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$450,000	$350,000
Outstanding balance	$175,000	$343,875
Letters of credit issued	$32,640	$—
Available borrowing base commitment	$101,386	n/a
Interest Rate(1)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Maturities of the 2018 Term Loan Facility for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2020	$2,625
2021	3,500
2022	3,500
2023	3,500
2024	3,500
$16,625

On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”).  On March 13 and on March 16, 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing are 2.125% and 3.75%, respectively. On April 27, 2020, the Company repaid the $25.0 million Base Rate borrowings and did not incur any penalties or fees.
(7) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention with significant concentration in the Completion Services segment. During the three months ended March 31, 2020 and 2019, sales to Completion Services customers represented 82% and 98% of the Company's consolidated revenue, respectively.
The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices. The U.S. energy industry experienced a significant downturn in the second half of 2014 through early 2016, driven primarily by global oversupply and a decline in commodity prices. From early 2016 through late 2018, the U.S. generally experienced some recovery in commodity prices and drilling and completion activity. Over this time frame, the U.S. active rig count increased from a trough of 404 rigs in May 2016 to a peak of 1,083 rigs in December 2018, driving significant demand for the Company's completion services. From December 28, 2018 through December 31, 2019, U.S. active rig count decreased by approximately 26% to 805 rigs, as market conditions tightened and competition within the completions industry increased.
In late 2019 and early 2020, and in response to the oversupply of hydraulic fracturing equipment, an increasing number of horsepower retirements were announced, removing a significant base of equipment from the market. Despite some these announcements, the oversupply of hydraulic fracturing equipment persisted, resulting in a continuation of highly competitive market conditions into 2020.
In late first quarter of 2020, the industry began to experience sudden and unprecedented circumstances, including major shocks to both supply and demand. COVID-19 has resulted in significant demand destruction for oil products, driven by a significant slowdown in economic activity throughout the U.S. and abroad.
The result has been a rapid and significant decline in crude oil prices. This has also resulted in an increasingly utilized storage network, limiting distribution outlets and optionality for production and further exacerbating price declines.
               U.S. exploration and production companies have responded urgently, aggressively, and in a range of ways, including drastic reductions in budgets and outright completion stoppages. This backdrop has drastically impacted the demand for U.S. completions services and resulted in increased uncertainty for the remainder of 2020.
For the three months ended March 31, 2020 the Company's had one individual customer that accounted for 17% of the Company's consolidated revenue. For the three months ended March 31, 2019, the Company' had five individual customers that accounted for 10% or more of the Company's consolidated revenue and collectively represented 64%.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2020, purchases from the Company's top supplier represented approximately 5% of the Company's overall purchases, and for the three months ended March 31, 2019, the Company's top two suppliers represented approximately 5% to 10% of the Company's overall purchases.
(8) Derivatives
The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On March 9, 2020, the Company sold its Well Support Services segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, (“WSS Notes”) previously issued by Basic. Under the terms of the agreement, the WSS Notes are accompanied by a make-whole guarantee at par value, which guarantees the payment of $34.4 million to NexTier after the WSS Notes are held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole is issued under a fund guarantee by Ascribe III Investments LLC, a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one-year anniversary, the make-whole guarantee accelerates the WSS Notes to par value of $34.4 million. NexTier is entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value on the date of the transaction for the make-whole derivative and WSS Notes was $12.2 million and $22.2 million, respectively, and resulted in a gain on divestiture of $8.0 million. The fair value of the WSS Notes and the make-whole guarantee are measured at the end of each reporting period. Gains and losses recognized in relation to these instruments will be recognized in net income. The fair value of the WSS Notes and make-whole guarantee are recorded in Other Current Assets. See Note (15) Business Segments for further discussion.
On May 25, 2018, the Company, and certain subsidiaries of the Company as guarantors, entered into a term loan facility (the "2018 Term Loan Facility") with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The 2018 Term Loan Facility has an initial aggregate principal amount of $350.0 million and proceeds were used to repay the Company's pre-existing 2017 term loan facility. The 2018 Term Loan Facility has a variable interest rate based on the London Interbank Offer Rate ("LIBOR"), subject to a 1.0% floor. As a result of this transaction, the Company desired to hedge additional notional amounts to continue to hedge approximately 50% of its expected LIBOR exposure and to extend the terms of its swaps to align with the 2018 Term Loan Facility.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of March 31, 2020:
Other current asset	—	15,827	15,827	—	15,827
Other current liability	$(2,657)	$—	$(2,657)	$—	$(2,657)
Other noncurrent liability	(7,174)	—	(7,174)	—	(7,174)
As of December 31, 2019:
Other current liability	$(1,729)	$—	$(1,729)	$—	$(1,729)
Other noncurrent liability	(5,559)	—	(5,559)	—	(5,559)

(1)    Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2)    There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended March 31,
	2020	2019	Location
Amount of loss recognized in total other comprehensive loss on derivative	$(2,961)	$(2,862)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	(341)	247	Interest Expense

The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of March 31, 2020, $2.4 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
The Company recognized a gain on the change in fair market value of the WSS Notes and make-whole derivative of $0.1 million for the period ended March 31, 2020, which is recorded within other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss.
See Note (9) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(9) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of March 31, 2020, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of March 31, 2020 and December 31, 2019, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Recurring Fair Value Measurement
As of March 31, 2020 the Company has three financial instruments measured at fair value on a recurring basis which are its interest rate derivative, make-whole derivative and WSS Notes, see Note (8) Derivatives above. As of December 31, 2019, the Company had one financial instrument measured on a recurring basis which was its interest rate derivative.
The fair market value of the financial instruments reflected on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands of dollars):

		Fair value measurements at reporting date using
	March 31, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	15,827	—	15,827	—
WSS Note	18,681	—	18,681	—
Liabilities:
Interest rate derivative	(9,831)	—	(9,831)	—

		Fair value measurements at reporting date using
	December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Interest rate derivative	(7,288)	—	(7,288)	—

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
The recent reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics represent triggering events that may indicate that the carrying value of the Company's indefinite-lived assets and long-lived assets may not be recoverable as of March 31, 2020. See Note (4) Goodwill.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $489.4 million and $255.0 million as of March 31, 2020 and December 31, 2019, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

The majority of the Company's trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of March 31, 2020, trade receivables from the Company's top customer individually represented 11% of the Company's total accounts receivable. As of December 31, 2019, trade receivables from the Company's top customer individually represented 10% of the Company's total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of March 31, 2020 and December 31, 2019, the Company had $5.7 million and $0.7 million in allowance for credit losses. The Company wrote-off $1.6 million and $0.2 million of bad debts during the three months ended March 31, 2020 and 2019, respectively.
(10)    Stock-Based Compensation
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
As of March 31, 2020, the Company has four types of stock-based compensation under its Equity Award Plans: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors and certain executives and employees, (iii) restricted stock units issued to executive officers and key management employees and (iv) non-qualified stock options issued to executive officers.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2020 and 2019 (in thousands of dollars):

	Three Months Ended March 31,
	2020	2019
Restricted stock awards	$425	$240
Restricted stock time-based unit awards	5,160	3,053
Non-qualified stock options	236	680
Restricted stock performance-based unit awards	1,059	27
Equity-based compensation cost	6,880	4,000
Tax Benefit	(1,651)	(981)
Equity-based compensation cost, net of tax	$5,229	$3,019

Performance-based RSU awards
During the three months ended March 31, 2020, the Company issued 1,033,936 of performance-based RSUs to executive officers under its Equity Award Plans, which were fair valued at $8.5 million using a Monte Carlo simulation method. 50% of the performance-based RSUs vest after two years (the "two-year performance-based RSUs"), while the remaining 50% vest after three years (the "three-year performance-based RSUs"). Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from 50% to 200% of the target award amount, if the threshold performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of March 31, 2020, total unamortized compensation cost related to unvested performance-based RSUs was $7.1 million, which the Company expects to recognize over the weighted-average period of 2.27 years.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(11) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income or (loss) per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Equity Awards Plans, had been issued. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income or (loss) per share as their impact would be anti-dilutive.
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(71,756)	$(21,806)

Denominator:
Basic weighted-average common shares outstanding(1)	212,842	104,422
Dilutive effect of restricted stock awards granted to Board of Directors	114	37
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	871	8
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,034	327
Diluted weighted-average common shares outstanding(1)	214,861	104,794

(1)
As a result of the net loss incurred by the Company for the three months ended March 31, 2020 and 2019, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(12)     Leases
The Company has operating leases for certain of its corporate offices, field shops, apartments, warehouses, rail cars, frac pumps, trailers, tractors and certain other equipment. The Company also has both operating and finance leases for its light duty vehicles.
The Company's leases have variable payments with annual escalations that are based on the proportion by which the consumer price index ("CPI") for all urban consumers increased over the CPI index for the prior comparative year. The Company's leases have remaining lease terms of less than 1 year to 14 years, some of which include extension and termination option. None of these extension and termination options were used to determine the Company's right-of-use assets and lease liabilities, as the Company has not determined it is probable that it will exercise any of these options. None of the Company's leases have residual value guarantees.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

The components of the Company's lease costs are as follows:

	(Thousands of Dollars)
	Three Months Ended March 31,
	2020	2019
Operating lease cost	$6,969	$6,631
Finance lease cost:
Amortization of right-of-use assets	789	875
Interest on lease liabilities	110	220
Total finance lease cost	899	1,095
Short-term lease cost	212	190
Variable lease cost(1)	2,596	5,463
Sublease income	(27)	(27)
Total lease cost	$10,649	$13,352
(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

	(Thousands of Dollars)
	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$7,442	$11,461
Operating cash flows from finance leases	108	158
Financing cash flows from finance leases	$2,278	$1,396
Weighted average remaining lease terms are as follows:

	Three Months Ended March 31,
	2020	2019
Operating leases	4.85 years	4.91 years
Finance leases	2.39 years	3.11 years
Weighted average discount rate on the Company's lease liabilities are as follows:

	Three Months Ended March 31,
	2020	2019
Operating leases	4.36%	6.53%
Finance leases	5.86%	5.79%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Maturities of the Company's lease liabilities as of March 31, 2020, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2020	$19,081	$2,574
2021	11,826	3,168
2022	9,847	1,643
2023	7,041	273
2024	2,171	—
Thereafter	10,921	—
Total undiscounted remaining minimum lease payments	60,887	7,658
Less imputed interest	(9,030)	(497)
Total discounted remaining minimum lease payments	$51,857	$7,161

The Company did not make any lease reassessments or modifications nor did it recognize any gains or losses on sale-leaseback transactions during the three months ended March 31, 2020.
As of March 31, 2020, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.
(13) Commitments and Contingencies
As of March 31, 2020 and December 31, 2019, the Company had $8.3 million and $9.0 million of deposits on equipment including deposits acquired through the C&J Merger, respectively. Outstanding purchase commitments on equipment were $16.2 million and $64.0 million, as of March 31, 2020 and December 31, 2019, respectively.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $11.2 million and $18.1 million amounts of proppant under its take-or-pay agreements during the three months ended March 31, 2020 and 2019, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of March 31, 2020 are listed below:

(Thousands of Dollars)
2020	$10,810
2021	6,630
2022	4,800
2023	1,600
2024	—
$23,840

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
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations. Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of the Company's business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or through indemnification.
Regulatory Audits
Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. The Company has recorded estimates of potential assessments for each audit totaling in the aggregate approximately $32.6 million. For one audit, in particular, the Company disagrees with many aspects of the state’s preliminary report and intends to contest the state’s position through litigation, if necessary. In addition, this reserve does not take into account the potential for refund claims relating to such periods that are also pending disposition.
(14) Related Party Transactions
Cerberus Operations and Advisory Company and Cerberus Capital Management, L.P., affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.7 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively, for these services.
In connection with the Company's research and development initiatives, the Company has engaged in transactions with its equity-method investee. As of March 31, 2020, the Company held $1.7 million of shares in its equity-method investee. The Company has enough evidence to believe that it will not be able to recover its $1.7 million investment in its equity-method investee and has completely impaired it. The impairment is recorded in impairment expense in the condensed and consolidated statement of operations and comprehensive income (loss).
(15) Business Segments
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
In 2019, due to the transformative nature of the C&J Merger, the CODM changed the way in which the Company is managed, including the level at which to make performance evaluation and resource allocation decisions. Discrete financial information was created to provide the segment information necessary for the CODM to manage the Company under the revised operating segment structure. On March 9, 2020, the Company announced it had completed the divestiture of its Well Support Services segment. As a result of the changes to operating segments, the Company revised its reportable segments subsequent to the completion of the C&J Merger and Well Support Services segment divestiture. For the period from after the C&J merger and prior to the WSS divestiture, the Company’s revised reportable segments were: (i) Completion Services, (ii) Well Construction and Intervention (“WC&I”) and (iii) Well Support Services. Subsequent to the WSS divestiture, the Company's reportable segments were (i) Completion Services, and (ii) Well Construction and Intervention (“WC&I”) Services. This segment structure reflects the financial information and reports used by the Company’s management, specifically including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions. As a result of the revised reportable segment structure subsequent to the C&J merger, the Company has restated the corresponding items of segment information for all periods presented.
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
 Well Support Services
 The Company’s Well Support Services segment consisted of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. On March 9, 2020, the Company completed the divestiture of its Well Support Services segment for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, ("WSS Notes") previously issued by Basic. This resulted in a preliminary gain on divestiture of $8.0 million, subject to change upon finalization of a potential net working capital adjustment. The gain is recorded within (Gain) Loss on Disposal of Assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Income per share for the three months ended March 31, 2020 attributable to the divested Well Support Services segment was less than zero.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

The following tables present financial information with respect to the Company’s segments. Corporate and Other represents costs not directly associated with a segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery equipment.

	(Thousands of Dollars)
	Three Months Ended March 31,
	2020	2019
Operations by business segment
Revenue:
Completion Services	$512,871	$411,975
WC&I	56,825	9,679
Well Support Services	57,929	—
Total revenue	$627,625	$421,654
Adjusted gross profit (loss):
Completion Services(1)	$97,876	$85,305
WC&I(1)	8,784	(1,297)
Well Support Services(1)	12,338	—
Total adjusted gross profit	$118,998	$84,008
Operating income (loss):
Completion Services	$(13,102)	$17,967
WC&I	3,011	(2,170)
Well Support Services	10,940	—
Corporate and Other	(66,702)	(31,682)
Total operating income (loss)	$(65,853)	$(15,885)
Depreciation and amortization:
Completion Services	$75,540	$66,747
WC&I	4,273	873
Well Support Services	1,527	—
Corporate and Other	4,481	3,856
Total depreciation and amortization	$85,821	$71,476
Net income (loss):
Completion Services	$(13,102)	$17,967
WC&I	3,011	(2,170)
Well Support Services	10,940	—
Corporate and Other	(72,605)	(37,603)
Total net income (loss)	$(71,756)	$(21,806)

(1)
Adjusted gross profit (loss) at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280. Adjusted gross profit (loss) is defined as revenue less cost of services, further adjusted to eliminate items in cost of services that management does not consider in assessing ongoing performance.

(2)	Excludes expenditures for leasehold improvements and finance leases.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2020
	Completion Services	WC&I	Well Support Services	Total
Revenue	$512,871	$56,825	57,929	$627,625
Cost of Services	417,382	49,253	45,591	512,226
Gross profit excluding depreciation and amortization	95,489	7,572	12,338	115,399
Management adjustments associated with cost of services	2,387	1,212	—	3,599
Adjusted gross profit	$97,876	$8,784	$12,338	$118,998

	Three Months Ended March 31, 2019
	Completion Services	WC&I	Well Support Services	Total
Revenue	$411,975	$9,679	—	$421,654
Cost of services	326,670	10,976	—	337,646
Gross profit excluding depreciation and amortization	85,305	(1,297)	—	84,008
Management adjustments associated with cost of services	—	—	—	—
Adjusted gross profit	$85,305	$(1,297)	$—	$84,008

	(Thousands of Dollars)
	March 31, 2020	December 31, 2019
Total assets by segment:
Completion Services	$1,063,975	$1,091,965
WC&I	106,347	106,493
Well Support Services	—	109,792
Corporate and Other	616,537	356,657
Total assets	$1,786,859	$1,664,907
Goodwill by segment:
Completion Services	$104,198	$136,425
WC&I	—	372
Well Support Services	—	661
Corporate and Other	—	—
Total goodwill	$104,198	$137,458

(16) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

2019-10, "Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments—Credit Losses."
The Company adopted these new standards effective January 1, 2020 and analyzed its trade accounts receivable based on a risk assessed portfolio approach, incorporating current and forecasted economic conditions as of January 1, 2020 which resulted in the increase of $1.5 million of allowances for expected credit losses related to our accounts receivable through a cumulative effect offset to retained earnings.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This standard removed, modified and added disclosure requirements from ASC 820. ASU 2018-13 is effective for annual periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020 and there was no impact to its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." The amendments in this standard aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted this standard on January 1, 2020 and there was no impact on its consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The amendments in this standard clarified that certain transactions should be accounted for under ASC 606 if one of the collaborative arrangement participants meets the definition of a customer and that transactions between collaborative participants not directly related to sales to third parties should not be recognized as revenue under Topic 606, if one of the collaborative arrangement participants is not a customer. The Company adopted this standard on January 1, 2020 and there was no impact on its consolidated financial statements.
In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update)". The Company adopted this standard on January 1, 2020 and there was no impact on its consolidated financial statements.
In August 2019, the FASB issued ASU 2019-08, "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer". ASU 2019-08 expands the scope of ASC Topic 718 to provide guidance for share-based payment awards granted to a customer in conjunction with selling goods or services accounted for under Topic 606. The Company adopted this standard on January 1, 2020 and there was no impact on its consolidated financial statements, as the Company has only issued shares to employees or nonemployee directors and has previously recognized its nonemployee directors share-based payments in line with its recognition of share-based payments to employees, using the grant-date fair value of the equity instruments issued, amortized over the requisite service period.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

In March 2020, the FASB issued ASU 2020-03, "Codification Improvements to Financial Instruments," which improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company early adopted this new accounting guidance, and there was no additional impact on its consolidated financial statements.
(b) Recently Issued Accounting Standards
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)," which is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)," which clarifies the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. This standard is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This standard is effective for fiscal years beginning after December 15, 2021 and the adoption is not expected to have any impact on the Company's consolidated financial statements.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2019.
ORGANIZATIONAL OVERVIEW
NexTier Oilfield Solutions Inc. is an industry-leading U.S. land oilfield focused service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We have a history of growth through acquisition, including the October 31, 2019, merger transaction with C&J Energy Services, Inc. (“C&J Merger”). After this business combination, we were organized into three reportable segments:

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
Our Well Support Services segment was divested in a transaction that closed on March 9, 2020. It focused on post-completion activities at the well site, including rig services, such as workover and plug and abandonment, fluids management services, and other specialty well site services. Subsequent to the Well Support Services divestiture, the Company's reportable segments were (i) Completion Services, and (ii) Well Construction and Intervention (“WC&I”) Services.

This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note (15) Business Segments.
OPERATIONAL OVERVIEW
We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford and the Bakken/Rockies.
Total North America rig count during the first quarter of 2020 averaged 784 rigs, reflecting a decrease of approximately 4% as compared to the fourth quarter 2019 average of 820 rigs. While average rig count was largely unchanged sequentially during the first quarter of 2020, the total rig began to experience significant decline in the final weeks of the first quarter of 2020 resulting from weakness in crude oil prices. North America rig count exited the first quarter of 2020 at 728 rigs, reflecting a 10% decline as compared to the exit rate for the fourth quarter of 2019 and a 15% decline as compared to the exit rate for the third quarter of 2019.
In the Company’s main areas of operation including the Permian Basin, Marcellus / Utica and Bakken, average rig count for the first quarter of 2020 was largely unchanged as compared to the fourth quarter 2019 average, but experienced similar deterioration in the final weeks of the first quarter of 2020.
The decrease in North America rig count accelerated in the second quarter of 2020 as E&P companies significantly reduced 2020 capital budgets in response to increasing macro uncertainty related to the COVID-19 pandemic and significantly lower crude oil prices. Industry experts expect rig activity to further decline throughout the second quarter of 2020, particularly in crude oil focused basins, while activity during the second half of 2020 remains highly uncertain and dependent on macro conditions, including commodity prices, resolution of the COVID-19 pandemic and production decisions from OPEC+. Activity in natural gas focused basins including the Marcellus / Utica remains challenged, however, is expected to outperform overall activity given relative strength in natural gas prices.
Our financial performance is significantly affected by rig and well count in North America, as well as oil and natural gas prices. Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Also impacting our activity is the status of the global economy, which impacts oil and natural gas demand. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity. We believe that the safety, quality and efficiency of our service execution and our alignment with customers who recognize the value that we provide are central to our efforts to support utilization and grow our business.
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
Impact of the COVID-19 Pandemic and Oil Price Collapse
The first quarter operations began largely as expected, including increased activity as customers started the year with new budgets and seasonal impacts began to abate. The industry was then faced with sudden, unforeseen and unprecedented circumstances, including major shocks to both supply and demand beginning in early March. The rapid spread of COVID-19 and geopolitical events that increased the supply of low-priced oil to the global market lead to a collapse in oil prices during March. Also beginning in March, governmental authorities began imposing restrictions on non-essential activities and travel that contributed to a worldwide reduction in demand for oil at the same time that several of the world's largest oil producers were taking actions that resulted in an increased supply of oil in the market. This has also resulted in an increasingly utilized global storage network, a further exacerbation of price declines and oil production shut-ins. At this time, commodity prices remain low as supply and demand imbalances are forecasted to persist.
Producers have responded swiftly and in a range of ways, including drastic reductions in budgets and outright completion stoppages. As a result, beginning in the final weeks of the quarter, we experienced a sharp declines in our deployed fracturing fleets due to declining activity by our customers. We expect that production activity will continue to deteriorate in light of a fundamentally altered price environment which leaves us with near-term uncertainties as to when activity will increase. While not all producers will be impacted similarly given their varying hedge positions, geographic footprints, access to storage, and financial strength, we believe the challenged environment will be prolonged, driven by uncertainty related to the COVID-19 pandemic and its resolution, its widespread economic impacts, and the need to work through a significant crude inventory buildup. See Note (7) Significant Risks and Uncertainties of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
We recognize that the COVID-19 pandemic and responses thereto will also impact our suppliers. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. Our current view of our customer demand situation is discussed in greater detail below.
In response to all of these developments, we have implemented measures to focus on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:
Taking Care of our Partners and Employees. The safety of our partners and employees continues to be a primary focus. As the COVID-19 pandemic has developed, we have taken numerous steps to help customers and employees comply with current health-expert recommendations, including limitation of social functions and non-essential travel, hygiene protocol education, telecommuting as job responsibilities permit, protocol for employees who test positive for COVID-19, and a response and mitigation monitoring process.
Expense Management. With the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including (i) adjusting active frac fleet count to align with changing demand; (ii) consolidating our footprint; (iii) delaying non-essential maintenance projects; (iv) reducing or suspending other discretionary spending; (v) restructuring our organization in a way that maximizes our managerial talent with a streamlined team, and (vi) reducing employee-related costs, including furloughing personnel and moderating headcount.
Balance Sheet, Cash Flow and Liquidity Management. We have taken the following actions to increase liquidity and strengthen our financial position. As a result of these actions, our cash and cash equivalents balance as of March 31, 2020 was $489.4 million.

•
Reducing planned capital expenditures by approximately 50% from the midpoint of our original 2020 capital expenditure plan, including idling a portion of our previously active hydraulic fracturing fleet and narrowing our innovation and technology investments.

•
Drawing $175 million from our previously undrawn revolving credit facility as a precautionary measure due to the market uncertainty arising from the COVID-19 pandemic. These borrowings, along with our current unrestricted cash as of the end of the first quarter, provided us with approximately $489.4 million in cash on hand to provide enhanced financial flexibility.

For additional information on our liquidity and capital resources, see "Liquidity and Capital Resources."
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides temporary relief for payment of certain payroll taxes. Payroll taxes generally would have been deductible for income tax purposes in the same tax year that they were expensed for book purposes in accordance with applicable U.S. federal tax rules and regulations. Should a company defer payment of its payroll taxes as allowable under the CARES Act, such accrued payroll taxes may not be deductible until the tax year in which they are actually paid. The temporary relief for payment of certain payroll taxes did not have an impact to the first quarter of 2020. We are currently evaluating all provisions of the CARES Act and their impact on our financial statements for the remainder of 2020.

RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019
The following is a comparison of our results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Results for the three months ended March 31, 2020 include the financial and operating results of Well Support Services segment through March 8, 2020.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

	Three Months Ended March 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2020	2019	2020	2019	$	%
Completion Services	$512,871	$411,975	82%	98%	$100,896	24%
WC&I	56,825	9,679	9%	2%	47,146	487%
Well Support Services	57,929	—	9%	0%	57,929	0%
Revenue	627,625	421,654	100%	100%	205,971	49%
Completion Services	417,382	326,670	67%	77%	90,712	28%
WC&I	49,253	10,976	8%	3%	38,277	349%
Well Support Services	45,591	—	7%	0%	45,591	0%
Costs of services	512,226	337,646	82%	80%	174,580	52%
Depreciation and amortization	85,821	71,476	14%	17%	14,345	20%
Selling, general and administrative expenses	56,884	27,936	9%	7%	28,948	104%
Merger and integration	12,182	—	2%	0%	12,182	0%
Loss on disposal of assets	(7,962)	481	(1%)	0%	(8,443)	(1,755%)
Impairment	34,327	—	5%	0%	34,327	0%
Operating loss	(65,853)	(15,885)	(10%)	(4%)	(49,968)	315%
Other income, net	416	448	0%	0%	(32)	(7%)
Interest expense	(6,066)	(5,395)	(1%)	(1%)	(671)	(12%)
Total other income (expense)	(5,650)	(4,947)	(1%)	(1%)	(703)	14%
Income tax expense	(253)	(974)	0%	0%	721	(74%)
Net loss	$(71,756)	$(21,806)	(11%)	(5%)	$(49,950)	229%

Revenue:     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services and Well Support Services segments. Revenue during the three months ended March 31, 2020 increased by $206.0 million, or 49%, to $627.6 million from $421.7 million during the three months ended March 30, 2019. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the three months ended March 31, 2020 increased by $100.9 million, or 24%, to $512.9 million from $412.0 million during the three months ended March 31, 2019. The segment revenue increase was primarily attributable to a 29% increase in our average number of fully utilized fracturing fleets, combined with increases in our wireline and pump down services, partially attributable to the C&J Merger. Fracturing Services increased to 27 fully utilized fleets during the three months ended March 31, 2020 from 21 fully utilized fleets during the three months ended March 31, 2019. Price reductions in all service lines were offset by higher utilization and increased efficiencies, despite the challenging market conditions in late March 2020.

Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue increased $47.1 million, or 487%, to $56.8 million during the three months ended March 31, 2020 from $9.7 million during the three months ended March 31, 2019. This increase in revenue was primarily attributable to the C&J Merger.
Well Support Services:     Well Support Services segment revenue was $57.9 million during the three months ended March 31, 2020, with no comparison for the same period in 2019.
Cost of Services:     Cost of services during the first three months ended March 31, 2020 increased by $174.6 million, or 52%, to $512.2 million from $337.6 million during the three months ended March 31, 2019. This change was driven by several factors including increased overall activity and fleet utilization, as discussed above under Revenue, partially attributable to the C&J Merger.
Equipment Utilization:     Depreciation and amortization expense increased $14.3 million, or 20%, to $85.8 million during the three months ended March 31, 2020 from $71.5 million, during the three months ended March 31, 2019. The change in depreciation and amortization was primarily related to the assets acquired during the C&J Merger. (Gain) loss on disposal of assets had a variance of $8.4 million, or 1,755%, to a gain of $8.0 million during the three months ended March 31, 2020 from a loss of $0.5 million during the three months ended March 31, 2019.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $28.9 million, or 104%, to $56.9 million during the three months ended March 31, 2020 from $27.9 million during the three months ended March 31, 2019. This change was primarily related to non-cash compensation expense of $6.6 million and market-driven severance expense of $5.0 million, in addition to the overall increases as a result of the C&J Merger.
Merger and integration expense:     Merger and integration expense was $12.2 million during the three months ended March 31, 2020, due to the C&J Merger, which consisted primarily of professional services, severance costs, and facility consolidation, with no comparison for the same period in 2019.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended March 31, 2020 was 0.4% for $0.3 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	3/31/2020	12/31/2019
Cash	$489,422	$255,015
Debt, net of unamortized deferred financing costs and unamortized debt discount	512,106	337,623

	(Thousands of Dollars)
	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$48,487	$58,389
Net cash provided (used) in investing activities	14,117	(49,686)
Net cash provided (used) in financing activities	170,696	(5,132)

Significant sources and uses of cash during the three months ended March 31, 2020
Sources of cash:

•	Operating activities:

–
Net cash generated by operating activities during the three months ended March 31, 2020 of $48.5 million was a result of our thoroughness in receiving collections from our customers and controlling costs. We continue to focus on maintaining operational and spend efficiencies, resulting in positive working capital and net operating cash to support our capital expenditures and other investing activities.

•	Investing activities:

–
Net cash provided in investing activities for the three months ended March 31, 2020 of $14.1 million, consisting primarily of the cash received as part of the sale of the Wells Support Services business segment, net of capital expenditures.

•	Financing activities:

–
Cash provided by the 2019 ABL Facility (defined below) in the amount of $175 million. This increase in cash is due to the proceeds received when the Company drew down $175 million from its 2019 ABL Facility. This action was a proactive measure to increase the Company's cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.

Uses of cash:

•	Financing activities:

–	Cash used to repay our debt facilities, excluding leases and interest, during the three months ended March 31, 2020 was $0.9 million.

–	Cash used to repay our finance leases during the three months ended March 31, 2020 was $2.3 million.

–	Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the three months ended March 31, 2020 totaled $1.2 million.
Significant sources and uses of cash during the three months ended March 31, 2019
Sources of cash:

•	Operating activities:

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

•	Financing activities:

–	Cash used to repay our debt facilities, excluding leases and interest, during the three months ended March 31, 2019 was $0.9 million

–	Cash used to repay our finance leases during the three months ended March 31, 2019 was $1.4 million.

–	Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the three months ended March 31, 2019 totaled $2.9 million.
Future sources and use of cash
The Company is taking actions to significantly reduce and refine its 2020 total capital expenditures, which it now expects to total between $100 million and $120 million, subject to market conditions, driven by strategic innovation investments and maintenance capital expenditures, and reflecting a reduction of more than 50% at the midpoint versus its previous outlook of $210 million. The Company continues to expect its 2020 capital expenditures to be weighted to the first half of 2020, driven by the delivery of certain strategic innovation investments, with second half of 2020 spending mainly driven by maintenance. The Company is idling a portion of its previously active hydraulic fracturing fleet in-line with the developing market outlook while narrowing its innovation and technology investments to focus primarily on those projects that directly reduce capital expenditures or operating costs.
Debt service for the year ended December 31, 2020 is projected to be $29.6 million, of which $3.5 million is related to finance leases. We anticipate our debt service will be funded by cash flows from operations. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 0.21x for the twelve rolling months ended March 31, 2020. We anticipate our debt service will be funded by cash flows from operations.
On December 11, 2019, the Company announced the board of directors approved a new $100 million capital return program, which includes a $50 million stock repurchase program through December 2020. No share repurchases were made under the share repurchase program in 2019 or in the first quarter of 2020. While the Company remains committed to returning excess capital to shareholders over time, the Company has temporarily paused its share repurchase program as it shifts to conserve capital.
    Other factors affecting liquidity
Financial position in current market. As of March 31, 2020, we had $489.4 million of cash and a total of $101.4 million available under our revolving credit facility. As of March 31, 2020, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, we have no material adverse change provisions in our bank agreements, and our debt maturities extend over a long period of time. Despite the current uncertainty in global markets resulting from the COVID-19 pandemic, we currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with a financial institution under which $32.6 of letters of credit were outstanding as of March 31, 2020.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 days. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers' cash flow from operations and their access to the credit markets. The economic impact of the COVID-19 pandemic and the resulting actions taken to control the further spread of the virus may exacerbate these delays or failures to pay in the future. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
Purchase Commitments. As described in our Annual Report on Form 10-K, in the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The Company has a number of purchase commitments that primarily relate to our agreements with vendors for sand purchases, other commodities/services and deposits on equipment. The purchase commitments to these vendors include obligations to purchase a minimum amount of product/services; provided that, if the minimum purchase requirement is not met, the shortfall at the end of the applicable period is settled in cash or, in some cases, carried forward to the next period. We also have a variety of operating lease obligations related to our real estate, rail cars, and light duty vehicles. In light of the COVID-19 pandemic and its direct impact on exploration/completion activity, for certain of these commitments, we are working with our vendors with respect to our to near-term obligations.

Principal Debt Agreements
2019 ABL Facility

We, and certain of our other subsidiaries as additional borrowers and guarantors, are parties to a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of March 31, 2020, there was $175.0 million principal amount of 2019 ABL Facility outstanding with a weighted average interest rate of 2.36%. During the three months ending March 31, 2020, we had aggregate draws of $175.0 million, and no repayments under the 2019 ABL Facility. On April 27, 2020, the Company repaid the $25.0 million of base rate borrowings and did not incur any penalties or fees.
The 2019 ABL Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments and a consolidated fixed charge coverage ratio test. As of March 31, 2020, the Company was in compliance with all covenants.
2018 Term Loan Facility
We are party to a term loan facility and certain of our subsidiaries are guarantors (the "2018 Term Loan Facility") that matures on May 25, 2025.     As of March 31, 2020, there was $343.9 million principal amount of term loans outstanding (the "2018 Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 3.50%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of March 31, 2020, the Company was in compliance with all covenants.
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
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q, as well as our consolidated and combined financial statements and related notes included in Part II, "Item 8. Financial Statements and Supplementary Data" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.
We believe the following is a new critical accounting policy used in the preparation of our unaudited condensed consolidated financial statements.
(a) Credit Loss Standard
The Company adopted this new standards effective January 1, 2020 and analyzed its trade accounts receivable based on a risk assessed portfolio approach, incorporating current and forecasted economic conditions as of January 1, 2020 which resulted in the increase of $1.5 million of allowances for expected credit losses related to our accounts receivable through a cumulative effect offset to retained earnings.
(b) New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (16) New Accounting Pronouncements of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of March 31, 2020, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of March 31, 2020, we had $175 million outstanding under our 2019 ABL Facility and $337.6 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2019 ABL Facility would have a $0.1 million impact on interest expense for the period ending March 31, 2020, and a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $.9 million impact on interest expense for the period ending March 31, 2020.
Commodity Price Risk. Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part I, "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations" for the contractual commitments and obligations table as of March 31, 2020.
Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts. For certain additional information regarding credit risk related to derivative instruments we hold, see Note (8) Derivatives of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
COVID-19 Risks and Uncertainties. Refer to Item 1A. Risk Factors within this Quarterly Report on Form 10-Q for additional discussion of current and potential risks of the COVID-19 pandemic on our business and financial performance.

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
Changes in Internal Control Over Financial Reporting
Effective January 1, 2020, we adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which resulted in the increase of $1.5 million of allowances for expected credit losses related to our accounts receivable through a cumulative effect offset to retained earnings. In connection with the adoption of this standard, we implemented internal controls to ensure we properly evaluate our financial assets for applicability.
On October 31, 2019, we completed the C&J Merger, which resulted in changes to internal controls over the consolidation and reporting of our financial results. The Company maintained separate accounting systems as of March 31, 2020 and continues to integrate into one system as part of the ongoing integration activities. The condensed consolidated financial statements presented in this Form 10-Q were prepared using information obtained from these separate accounting systems.
Except as described above, there were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
As is typical of the industry, the Company is, from time to time and in the ordinary course of business, involved in routine litigation or subject to disputes or claims related to its business activities. It is the Company's opinion that although the amount of liability with respect to certain of these known legal proceedings and claims cannot be ascertained at this time, any resulting liability will not have a material adverse effect individually or in the aggregate on the Company's financial condition, cash flows or results of operations; however, there can be no assurance as to the ultimate outcome of these matters.
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
In general, the Stockholder Actions allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, or aided and abetted in such alleged violations, because the Registration Statement on Form S-4 filed with the SEC on July 16, 2019 in connection with the proposed C&J Merger allegedly omitted or misstated material information.The Stockholder Actions seek, among other things, injunctive relief preventing the consummation of the C&J Merger, unspecified damages and attorneys' fees. C&J, the Company and the other named defendants believe that no supplemental disclosures were required under applicable laws; however, to avoid the risk of the Stockholder Actions delaying the C&J Merger and to minimize the expense of defending the Stockholder Actions, and without admitting any liability or wrongdoing, C&J and the Company filed a Form 8-K on October 11, 2019 making certain supplemental disclosures in connection with the C&J Merger. Following those supplemental disclosures, plaintiffs in the Woods, Bushansky and Palumbos actions voluntarily dismissed their claims as moot on October 16, 2019, October 29, 2019 and November 20, 2019, respectively. Neither of the remaining Stockholder Actions have been served or otherwise necessitate further response, but the Company continues to believe that the allegations therein lack merit and no supplemental disclosures were required under applicable law, and intends to defend itself vigorously should service be sought and the claims become active.
Item 1A. Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as set forth below.
The COVID-19 pandemic has significantly reduced demand for our services and adversely impacted our financial condition, results of operations and cash flows.
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, which has resulted in a reduction in demand for our services. This demand reduction has begun to have, and is expected to continue to have for the duration of such reduced demand for our services, an adverse impact on our revenue, which may be material.
While the full impact of the COVID-19 pandemic is not yet known, we are closely monitoring the effects of the pandemic on commodity demands, our customers, our suppliers, and on our operations and employees. These effects have included, and may continue to include, adverse revenue effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers. The effects of the COVID-19 pandemic also may have a material adverse impact on the ability of the Company to collect its accounts receivable as customers face higher liquidity and solvency risks and may be unable to continue to operate as a going concern in the future. We may also see an increase in the volume of litigation, including contract claims and employment related claims.
Disruption caused by business responses to the COVID-19 pandemic, including working remote arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships, disrupt operations, increase costs and/or decrease revenues, and expose us to claims from customers, suppliers, financial institutions, regulators, employees and others, which, individually or in the aggregate could have a material adverse effect on our financial condition and results of operations.
The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial condition, as the extent to which the COVID-19 pandemic will continue to affect our business, results of operations and financial condition will depend on various factors and future developments beyond our control, which are highly uncertain and cannot be predicted at this time. Such developments include the geographic spread, severity and duration of the COVID-19 pandemic, the extent and duration of the impact on the U.S. and global economy (including the resulting economic downturn and recession), the actions that have been and may be taken by businesses and governments in response to the COVID-19 pandemic, the speed and effectiveness of responses to combat the COVID-19 virus and the response of citizens to any such actions now or in the future.
The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate other risk factors that we identify in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic could also have a material adverse effect on our business, results of operations and financial condition in a manner that is not currently known to us or that we do not currently believe presents significant risks to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2020 through January 31, 2020	2,666	$6.72	—	$50,000,000
February 1, 2020 through February 29, 2020	29,795	$5.26	—	$50,000,000
March 1, 2020 through March 31, 2020	12,396	$1.30	—	$50,000,000
Total	44,857	$3.90	—	$50,000,000

(1)	On December 11, 2019, the Company announced the board of directors approved a new share repurchase program for up to $50.0 million through December 2020.

(2)
Consists of shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description
10.1
Amendment to Employment Agreement, dated March 20, 2020 by and between KGH Intermediate Holdco II, LLC and Phung Ngo-Burns (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2020.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Principal Accounting Officer and Duly Authorized Officer