Form 10-Q
period 2020-06-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2020-08-05
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, the registrant had 214,329,421 shares of common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "believe," "estimate," "predict," "potential," "continue," or "COVID-19 Impacts" or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the current COVID-19 pandemic and the evolving response thereto, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments, private businesses or others;
•changing global economic conditions, including oil and gas supply and demand;
•our business strategy;
•our plans, objectives, expectations and intentions;
•the impact of the consummation of the merger with C&J Energy Services, Inc. ("C&J") on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;
•our future operating results;
•the competitive nature of the industry in which we conduct our business, including pricing pressures;
•crude oil and natural gas commodity prices;
•demand for services in our industry;
•the impact of pipeline and storage capacity constraints;
•the impact of adverse weather conditions;
•the effects of government regulation;
•legal proceedings, liability claims and effect of external investigations;
•the effect of a loss of, or the financial distress of, one or more customers;
•our ability to obtain or renew customer contracts;
•the effect of a loss of, or interruption in operations of, one or more key suppliers;
•our ability to maintain the right level of commitments under our supply agreements;
•the market price and availability of materials or equipment;
•the impact of new technology;
•our ability to employ a sufficient number of skilled and qualified workers;
•our ability to obtain permits, approvals and authorizations from governmental and third parties;

•planned acquisitions, divestitures, and future capital expenditures;
•our ability to maintain effective information technology systems;
•our ability to maintain an effective system of internal controls over financial reporting;
•our ability to service our debt obligations;
•financial strategy, liquidity or capital required for our ongoing operations and acquisitions, and our ability to raise additional capital;
•the market volatility of our stock;
•our ability or intention to pay dividends or to effectuate repurchases of our common stock;
•the impact of ownership by Keane Investor and  Cerberus; and
•the impact of our corporate governance structure.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, in subsequently filed Form 10-Qs and in the section entitled Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, except as specifically set forth herein.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$337,147	$255,015
Trade and other accounts receivable, net	86,570	350,765
Inventories, net	43,153	61,641
Assets held for sale	—	141
Prepaid and other current assets	51,342	20,492
Total current assets	518,212	688,054
Operating lease right-of-use assets	47,098	54,503
Finance lease right-of-use assets	2,743	9,511
Property and equipment (net of accumulated depreciation of $851,015 and $723,060)	575,094	709,404
Goodwill	104,198	137,458
Intangible assets (net of accumulated amortization of $40,737 and $35,333)	54,881	55,021
Other noncurrent assets	7,360	10,956
Total assets	$1,309,586	$1,664,907
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,765	$115,251
Accrued expenses	144,747	234,895
Customer contract liabilities	—	60
Current maturities of long-term operating lease liabilities	19,673	23,473
Current maturities of long-term finance lease liabilities	1,363	4,594
Current maturities of long-term debt	2,303	2,311
Other current liabilities	2,816	5,610
Total current liabilities	208,667	386,194
Long-term operating lease liabilities, less current maturities	32,986	35,123
Long-term finance lease liabilities, less current maturities	1,479	4,844
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	334,375	335,312
Other noncurrent liabilities	20,490	16,662
Total noncurrent liabilities	389,330	391,941
Total liabilities	597,997	778,135
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 214,093 and 212,410 shares, respectively)	2,141	2,124
Paid-in capital in excess of par value	981,204	966,762
Retained deficit	(259,102)	(73,333)
Accumulated other comprehensive loss	(12,654)	(8,781)
Total stockholders' equity	711,589	886,772
Total liabilities and stockholders' equity	$1,309,586	$1,664,907

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$196,227	$427,733	$823,852	$849,387
Operating costs and expenses:
Cost of services(1)	178,771	324,503	690,997	662,149
Depreciation and amortization	75,260	69,886	161,081	141,362
Selling, general and administrative expenses	38,024	26,463	94,908	54,399
Merger and integration	14,028	6,108	26,210	6,108
(Gain) loss on disposal of assets	(953)	(330)	(8,915)	151
Impairment expense	—	—	34,327	—
Total operating costs and expenses	305,130	426,630	998,608	864,169
Operating loss	(108,903)	1,103	(174,756)	(14,782)
Other income (expense):
Other income, net	2,259	(43)	2,675	405
Interest expense, net	(5,353)	(5,477)	(11,419)	(10,872)
Total other income (expense)	(3,094)	(5,520)	(8,744)	(10,467)
Loss before income taxes	(111,997)	(4,417)	(183,500)	(25,249)
Income tax expense	(491)	(564)	(744)	(1,538)
Net loss	(112,488)	(4,981)	(184,244)	(26,787)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(354)	—	753	(29)
Hedging activities	(2,654)	(3,682)	(5,615)	(6,544)
Total comprehensive loss	$(115,496)	$(8,663)	$(189,106)	$(33,360)

Net loss per share:
Basic net loss per share	$(0.53)	$(0.05)	$(0.86)	$(0.26)
Diluted net loss per share	(0.53)	(0.05)	(0.86)	(0.26)

Weighted-average shares outstanding: basic	213,760	104,837	213,301	104,631
Weighted-average shares outstanding: diluted	213,760	104,837	213,301	104,631

(1) Cost of services during the three and six months ended June 30, 2020 exclude depreciation of $70.7 million and $152.0 million, respectively. Cost of services during the three and six months ended June 30, 2019 exclude depreciation of $66.3 million and $133.9 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Stock-based compensation	11	6,869	—	—	6,880
Shares repurchased and retired related to stock-based compensation	(2)	(1,149)	—	—	(1,151)
Other comprehensive loss	—	—	—	(1,513)	(1,513)
Credit losses standard implementation	—	—	(1,525)	—	(1,525)
Net loss	—	—	(71,756)	—	(71,756)
Balance as of March 31, 2020	$2,133	$972,482	$(146,614)	$(10,294)	$817,707
Stock-based compensation	12	9,511	—	—	9,523
Shares repurchased and retired related to stock-based compensation	(4)	(789)	—	—	(793)
Other comprehensive loss	—	—	—	(2,360)	(2,360)
Net loss	—	—	(112,488)	—	(112,488)
Balance as of June 30, 2020	$2,141	$981,204	$(259,102)	$(12,654)	$711,589

	Common stock	Paid-in capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	$1,038	$455,447	$31,494	$(798)	$487,181
Stock-based compensation(1)	2	8,277	—	—	8,279
Shares repurchased and retired related to stock-based compensation	—	(2,861)	—	—	(2,861)
Other comprehensive loss	—	—	—	(3,139)	(3,139)
New lease standard implementation	—	—	1,330	—	1,330
Net loss	—	—	(21,806)	—	(21,806)
Balance as of March 31, 2019	$1,040	$460,863	$11,018	$(3,937)	$468,984
Stock-based compensation(1)	—	5,637	—	—	5,637
Shares repurchased and retired related to stock-based compensation	(1)	(505)	—	—	(506)
Other comprehensive loss	—	—	—	(3,878)	(3,878)
Net loss	—	—	(4,981)	—	(4,981)
Balance as of June 30, 2019	$1,039	$465,995	$6,037	$(7,815)	$465,256

(1)  Stock-based compensation during the six months ended June 30, 2019 includes stock-based compensation expense recognized during the period of $9.6 million and the vested deferred stock awards of $4.3 million.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(184,244)	$(26,787)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	161,081	141,362
Amortization of deferred financing fees	1,207	500
(Gain) loss on disposal of assets	(8,915)	151
Loss on impairment of assets	34,327	—
Unrealized loss on derivative recognized in other comprehensive loss	(5,615)	(6,544)
Gain on financial instrument and derivatives, net	(1,390)	(444)
Stock-based compensation	16,403	9,637
Other non-cash expense, net	—	8
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable, net	224,349	11,600
Decrease in inventories	12,804	9,048
Decrease (increase) in prepaid and other current assets	3,508	(257)
Decrease (increase) in other assets	14,393	(46,950)
Increase (decrease) in accounts payable	(77,685)	23,511
Decrease in accrued expenses	(73,555)	(27,141)
Increase (decrease) in customer contract liabilities	(60)	411
Increase (decrease) in other liabilities	(6,194)	53,820
Net cash provided by operating activities	110,414	141,925
Cash flows from investing activities:
Proceeds from sale of business	53,259	—
Purchase of property and equipment	(83,719)	(111,694)
Advances of deposit on equipment	(1,118)	(2,319)
Implementation of software	(5,689)	(1,783)
Proceeds from disposal of assets	14,890	18,348
Proceeds from insurance recoveries	58	106
Net cash used in investing activities	(22,319)	(97,342)
Cash flows from financing activities:
Proceeds from asset-based revolver	175,000	—
Payments on the term loan facility and asset-based revolver	(176,750)	(1,750)
Payments on finance leases	(3,022)	(2,553)
Shares repurchased and retired related to stock-based compensation	(1,944)	(3,365)
Net cash used financing activities	(6,716)	(7,668)
Non-cash effect of foreign translation adjustments	753	(29)
Net increase in cash, cash equivalents	82,132	36,886
Cash and cash equivalents, beginning	255,015	80,206
Cash and cash equivalents, ending	$337,147	$117,092

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$12,347	$10,847

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Income taxes	6	1,500
Non-cash investing and financing activities:
Change in accrued capital expenditures	$6,350	$(10,299)
Non-cash additions to finance right-of-use assets	—	5,084
Non-cash additions to finance lease liabilities, including current maturities	—	5,087
Non-cash additions to operating right-of-use assets	8,200	61,670
Non-cash additions to operating lease liabilities, including current maturities	8,161	61,454
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
On October 31, 2019, the Company completed its merger (the “C&J Merger”) with C&J Energy Services, Inc. (“C&J”) and changed its name to "NexTier Oilfield Solutions Inc." For more details regarding the C&J Merger, refer to Note (3) C&J Merger. In addition, on March 9, 2020, the Company completed the divestiture of its Well Support Services Segment ("WSS Sale"). For more details regarding the WSS Sale, refer to Note (15) Business Segments. The condensed consolidated financial statements for the period from January 1, 2019 to June 30, 2019 reflect only the historical results of the Company prior to the completion of the C&J Merger.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2020 and the results of its operations and cash flows for the three and six months ended June 30, 2020 and 2019. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
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
Remaining Performance Obligations

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company’s current revenue recognition processes and no retrospective adjustments were necessary. For those contracts with a term of more than one year, the Company had approximately $49.0 million of unsatisfied performance obligations as of June 30, 2020, which will be recognized as services are performed over the remaining contractual terms.
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
Disaggregation of Revenue
Revenue activities during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$82,228	$5,394	$—	$87,622	$159,653	$13,024	$—	$172,677
Central	3,684	578	—	4,262	80,515	7,478	—	87,993
West Texas	68,498	10,104	—	78,602	332,997	43,736	8,373	385,106
West	15,039	1,174	—	16,213	98,726	9,837	49,556	158,119
International	9,528	—	—	9,528	19,957	—	—	19,957
	$178,977	$17,250	$—	$196,227	$691,848	$74,075	$57,929	$823,852

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$130,063	$—	$—	$130,063	$284,929	$—	$—	$284,929
Central	24,876	—	—	24,876	35,991	—	—	35,991
West Texas	189,887	102	—	189,989	380,439	3,943	—	384,382
West	75,537	7,268	—	82,805	130,979	13,106	—	144,085
International	—	—	—	—	—	—	—	—
	$420,363	$7,370	$—	$427,733	$832,338	$17,049	$—	$849,387

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
Long-lived assets are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain property and equipment may not be recoverable. Property and equipment are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of property and equipment is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, cementing and coiled tubing. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The impairment loss is then allocated across the asset group's major classifications.
During the first quarter of 2020, management determined the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were deemed triggering events. As a result of the triggering event, recoverability testing was performed and it was determined that the estimated undiscounted net cash flow for all asset groups was greater than the carrying amount of their related assets and no impairment loss was recorded. During the second quarter of 2020, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
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
In accordance with ASC 842, the Company has made the following elections for its lease accounting:
•all short-term leases with term lengths of 12 months or less will not be capitalized; the underlying class of assets to which the Company has applied this expedient is primarily its apartment leases;
•for non-revenue contracts containing both lease and non-lease components, both components will be combined and accounted for as one lease component and accounted for under ASC 842; and
•for revenue contracts containing both lease and non-lease components, both components will be combined and accounted for as one component and accounted for under ASC 606.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
As part of the Company's adoption of ASU 2016-02, the Company elected to adopt the standard using the modified retrospective transition method and elected the practical expedient transition method package whereby the Company did not:
•reassess whether any expired or existing contracts contained leases;
•reassess the lease classification for any expired or existing leases; and
•reassess initial direct costs for any existing leases.
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
The Company accounted for the C&J Merger using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired inventory and property and equipment is based on both available market data and a cost approach. The fair value of the financial assets acquired includes trade receivables with a fair value of $312.6 million. The gross amount due under the contracts is $322.8 million, of which $10.2 million is expected to be uncollectible. A liability of $40.2 million has been recognized for legal reserves and sales and use tax assessments. As of June 30, 2020, there has been no change in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates on October 31, 2019.
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
The following table summarizes the fair value of the consideration transferred in the C&J Merger and the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the C&J Merger Date:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Total Purchase Consideration:	Purchase Price Allocation as of June 30, 2020
(Thousands of Dollars)
Equity consideration	$481,912
Replacement awards attributable to pre-combination services	3,212
Less: Cash acquired	(68,807)
Total purchase consideration	416,317

Trade and accounts receivable	312,620
Inventories	43,142
Prepaid and other current assets	18,512
Property and equipment	311,886
Intangible assets	17,590
Right of use assets	24,318
Other noncurrent assets	4,409
Total identifiable assets acquired	732,477
Accounts payable	43,620
Accrued expenses	236,959
Short term lease liability	7,842
Long term lease liability	15,517
Non-current liabilities	17,156
Total liabilities assumed	321,094
Goodwill	4,934
Total purchase consideration	$416,317

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
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. During the first quarter of 2020, a significant decline in the Company's share price, which resulted in the Company's market capitalization dropping below the book value of equity, as well as reductions in commodity prices driven by the potential impact of the COVID-19 pandemic and global supply and demand dynamics were deemed triggering events that led to a test for goodwill impairment. The Step 1 impairment testing methodologies are discussed below. During the second quarter of 2020, the Company determined there were no events that would indicate the carrying value of goodwill may not be recoverable or that a potential impairment exists.
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
The changes in the carrying amount of goodwill from December 31, 2019 to June 30, 2020 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2019	137,458
Disposition of Well Support Services reporting unit	(660)
Impairment expense	(32,600)
Goodwill as of June 30, 2020	$104,198
(5) Inventories, net
Inventories, net, consisted of the following as of June 30, 2020 and December 31, 2019:

	(Thousands of Dollars)
	June 30, 2020	December 31, 2019
Sand, including freight	$5,643	$4,405
Chemicals and consumables	2,662	11,408
Materials and supplies	34,848	45,828
Total inventory, net	$43,153	$61,641
Inventories are reported net of obsolescence reserves of $5.5 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively. The Company recognized $2.4 million and $0.1 million of obsolescence expense during the three months ended June 30, 2020 and 2019, respectively. The Company recognized $3.7 million and $0.4 million of obsolescence expense during the six months ended June 30, 2020 and 2019, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(6) Long-Term Debt
Long-term debt at June 30, 2020 and December 31, 2019 consisted of the following:

	(Thousands of Dollars)
	June 30, 2020	December 31, 2019
2018 Term Loan Facility	$343,000	$344,750
Less: Unamortized debt discount and debt issuance costs	(6,322)	(7,127)
Total debt, net of unamortized debt discount and debt issuance costs	336,678	337,623
Less: Current portion	(2,303)	(2,311)
Long-term debt, net of unamortized debt discount and debt issuance costs	$334,375	$335,312
Below is a summary of the Company’s credit facilities outstanding as of June 30, 2020:

	(Thousands of Dollars)
	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$450,000	$350,000
Outstanding balance	$—	$343,000
Letters of credit issued	$28,874	$—
Available borrowing base commitment	$93,409	n/a
Interest Rate(1)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	October 31, 2024	May 25, 2025
(1) London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
        Maturities of the 2018 Term Loan Facility for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2020	$1,750
2021	3,500
2022	3,500
2023	3,500
2024	3,500
$15,750
On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”).  During the first quarter of 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing were 2.125% and 3.75%, respectively. During the second quarter of 2020, the Company repaid the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(7) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention with significant concentration in the Completion Services segment. During the three months ended June 30, 2020 and 2019, sales to Completion Services customers represented 91% and 98% of the Company's consolidated revenue, respectively. During the six months ended June 30, 2020 and 2019, sales to Completion Services customers represented 84% and 98% of the Company's consolidated revenue, respectively.
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
In late first quarter of 2020, the industry faced sudden and unprecedented circumstances, including major shocks to both supply and demand. COVID-19 has resulted in significant demand destruction for oil products, driven by a significant slowdown in economic activity throughout the U.S. and abroad.
This resulted in a rapid and significant decline in crude oil prices and an increasingly utilized storage network, limiting distribution outlets and optionality for production and further exacerbating price declines.
               U.S. exploration and production companies responded with drastic reductions in budgets and outright completion stoppages. From the end of the fourth quarter of 2019 to the end of the second quarter of 2020, U.S. active rig count decreased by 67%, from 805 to 265 rigs. This backdrop has drastically impacted the demand for U.S. completions services and resulted in increased uncertainty for the remainder of 2020. While activity has modestly improved relative to the trough in activity experienced in late May / early June 2020, the market remains highly competitive with continued uncertainty, particularly for the fourth quarter of 2020.
        For the three months ended June 30, 2020 the Company's had two customers that individually accounted for 10% of more of the Company's consolidated revenue and collectively represented 49%. For the three months ended June 30, 2019, the Company' had four individual customers that accounted for 10% or more of the Company's consolidated revenue and collectively represented 67%. For the six months ended June 30, 2020 the Company's had one customer that individually accounted for 13% of the Company's consolidated revenue. For the six months ended June 30, 2019, the Company' had four individual customers that accounted for 10% or more of the Company's consolidated revenue and collectively represented 60%.
For the three months ended June 30, 2020, purchases from the Company's top three suppliers represented approximately 5% to 10% of the Company's overall purchases. For the six months ended June 30, 2020, purchases from the Company's top supplier represented approximately 6% of the Company's overall purchases. For the three and six months ended June 30, 2019, the Company's top two suppliers represented approximately 5% to 10% of the Company's overall purchases.
(8) Derivatives
        The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
        On March 9, 2020, the Company sold its Well Support Services segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, (“WSS Notes”) previously issued by Basic. On July 29, 2020, the Company agreed to use the escrowed amount in the final settlement of the working capital reconciliation. Under the terms of the agreement, the WSS Notes are accompanied by a make-whole guarantee at par value, which guarantees the payment of $34.4 million to NexTier after the WSS Notes are held to the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
one-year anniversary of March 9, 2021. The cash equivalent make-whole is issued under a fund guarantee by Ascribe III Investments LLC, a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one-year anniversary, the make-whole guarantee accelerates the WSS Notes to par value of $34.4 million. NexTier is entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value on the date of the transaction for the make-whole derivative and WSS Notes was $12.2 million and $22.2 million, respectively, and resulted in a gain on divestiture of $8.7 million. The fair value of the WSS Notes and the make-whole guarantee are measured at the end of each reporting period. Gains and losses recognized in relation to these instruments will be recognized in net income. The fair value of the WSS Notes and make-whole guarantee are recorded in Other Current Assets. See Note (15) Business Segments for further discussion.
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
        The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of June 30, 2020:
Other current asset	$—	$27,948	$27,948	$—	$27,948
Other current liability	(2,841)	—	(2,841)	—	(2,841)
Other noncurrent liability	(8,928)	—	(8,928)	—	(8,928)
As of December 31, 2019:
Other current liability	$(1,729)	$—	$(1,729)	$—	$(1,729)
Other noncurrent liability	(5,559)	—	(5,559)	—	(5,559)

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Location
Amount of loss recognized in total other comprehensive loss on derivative	$(2,654)	$(3,682)	$(5,615)	$(6,544)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	(648)	196	(989)	444	Interest Expense

The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of June 30, 2020, $2.7 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
The Company recognized a gain on the change in fair market value of the WSS Notes and make-whole derivative of $2.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively, which is recorded within other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss.
See Note (9) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(9) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of June 30, 2020, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of June 30, 2020 and December 31, 2019, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of June 30, 2020 the Company has three financial instruments measured at fair value on a recurring basis which are its interest rate derivative, make-whole derivative and WSS Notes, see Note (8) Derivatives above. The make-whole derivative and the WSS Notes are presented within other current assets in the condensed consolidated balance sheets. As of December 31, 2019, the Company had one financial instrument measured on a recurring basis which was its interest rate derivative.
The fair market value of the financial instruments reflected on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands of dollars):

		Fair value measurements at reporting date using
	June 30, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	$27,948	$—	$27,948	$—
WSS Note	8,847	—	8,847	—
Liabilities:
Interest rate derivative	$(11,769)	$—	$(11,769)	$—

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

		Fair value measurements at reporting date using
	December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Interest rate derivative	$(7,288)	$—	$(7,288)	$—
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
In the first quarter of 2020, the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics represented triggering events that may indicate that the carrying value of the Company's indefinite-lived assets and long-lived assets may not be recoverable as of March 31, 2020. See Note (4) Goodwill. During the three months ended June 30, 2020, the Company determined there were no events that would indicate the carrying amount of its indefinite-lived assets and long-lived assets may not be recoverable, and as such, no impairment charge was recognized.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $337.1 million and $255.0 million as of June 30, 2020 and December 31, 2019, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of June 30, 2020, trade receivables from two customers individually represented 10% or more and collectively represented 35% of the Company's total accounts receivable. As of December 31, 2019, trade receivables from the Company's top customer individually represented 10% of the Company's total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of June 30, 2020 and December 31, 2019, the Company had $9.1 million, including the increase resulting from the adoption of ASU 2016-13, and $0.7 million in allowance for credit losses. The Company wrote-off $3.3 million and $4.9 million of bad debts during the three and six months ended June 30, 2020, respectively. The Company wrote-off $0.3 million and $0.5 million of bad debts during the three and six months ended June 30, 2019, respectively
(10) Stock-Based Compensation
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
As of June 30, 2020, the Company has four types of stock-based compensation under its Equity Award Plans: (i) deferred stock awards for three executive officers, (ii) restricted stock awards issued to independent directors and certain executives and

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
employees, (iii) restricted stock units issued to executive officers and key management employees and (iv) non-qualified stock options issued to executive officers.
The following table summarizes stock-based compensation costs for the three and six months ended June 30, 2020 and 2019 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock awards	$361	$381	$786	$621
Restricted stock time-based unit awards	7,554	4,171	12,714	7,224
Non-qualified stock options	468	675	704	1,355
Restricted stock performance-based unit awards	1,140	410	2,199	437
Equity-based compensation cost	9,523	5,637	16,403	9,637
Tax Benefit	(2,287)	(1,360)	(3,938)	(2,341)
Equity-based compensation cost, net of tax	$7,236	$4,277	$12,465	$7,296

Performance-based RSU awards
During the first quarter of 2020, the Company issued 1,033,936 of performance-based RSUs to executive officers under its Equity Award Plans, which were fair valued at $8.5 million using a Monte Carlo simulation method. 50% of the performance-based RSUs vest after two years (the "two-year performance-based RSUs"), while the remaining 50% vest after three years (the "three-year performance-based RSUs"). Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from 50% to 200% of the target award amount, if the threshold performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of June 30, 2020, total unamortized compensation cost related to unvested performance-based RSUs was $5.9 million, which the Company expects to recognize over the weighted-average period of 2.51 years.
During the three months ended June 30, 2020, the Company issued 405,541 of performance-based RSUs to executive officers under its Equity Award Plans, with an estimated value of $1.2 million, based on a 100% target value. The performance RSUs issued by the Company have service and performance conditions. The number of shares that may be earned at the end of the vesting period ranges from 0% to 150% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of June 30, 2020, total unamortized compensation cost related to unvested performance-based RSUs was $1.1 million, which the Company expects to recognize over the weighted-average period of 1.50 years.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(112,488)	$(4,981)	$(184,244)	$(26,787)

Denominator:
Basic weighted-average common shares outstanding(1)	213,760	104,837	213,301	104,631
Dilutive effect of restricted stock awards granted to Board of Directors	147	29	134	35
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	—	15	727	158
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	936	327	859	327
Diluted weighted-average common shares outstanding(1)	214,843	105,208	215,021	105,151

(1)  As a result of the net loss incurred by the Company for the three and six months ended June 30, 2020 and 2019, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.
(12)  Leases
The Company has operating leases for certain of its corporate offices, field shops, apartments, warehouses, rail cars, frac pumps, trailers, tractors and certain other equipment. The Company also has both operating and finance leases for its light duty vehicles.
The Company's leases have variable payments with annual escalations that are based on the proportion by which the consumer price index ("CPI") for all urban consumers increased over the CPI index for the prior comparative year. The Company's leases have remaining lease terms of less than 1 year to 14 years, some of which include extension and termination option. None of these extension and termination options were used to determine the Company's right-of-use assets ("ROU assets") and lease liabilities, as the Company has not determined it is probable that it will exercise any of these options. None of the Company's leases have residual value guarantees.
Weighted average remaining lease terms are as follows:

	Six Months Ended June 30,
	2020	2019
Operating leases	4.59 years	5.00 years
Finance leases	2.20 years	2.58 years
Weighted average discount rate on the Company's lease liabilities are as follows:

	Six Months Ended June 30,
	2020	2019
Operating leases	8.87%	6.57%
Finance leases	5.87%	5.79%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Maturities of the Company's lease liabilities as of June 30, 2020, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2020	$11,607	$754
2021	20,783	1,374
2022	10,249	766
2023	6,994	125
2024	2,171	—
Thereafter	10,921	—
Total undiscounted remaining minimum lease payments	62,725	3,019
Less imputed interest	(10,066)	(177)
Total discounted remaining minimum lease payments	$52,659	$2,842

During the second quarter of 2020, the Company terminated the majority of its light duty vehicles resulting in a write-off of $4.1 million of ROU assets and lease liabilities. The company also wrote-off $0.7 million of ROU assets and lease liabilities as a result of lease contract negotiations. The Company also wrote-off a total of $2.8 million of ROU assets related to the abandonment of facilities, identified as synergies as a result of the Merger.
As of June 30, 2020, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.
(13) Commitments and Contingencies
As of June 30, 2020 and December 31, 2019, the Company had $3.0 million and $9.0 million of deposits on equipment including deposits acquired through the C&J Merger, respectively. Outstanding purchase commitments on equipment were $22.9 million and $64.0 million, as of June 30, 2020 and December 31, 2019, respectively.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $6.5 million and $32.6 million amounts of proppant under its take-or-pay agreements during the three months ended June 30, 2020 and 2019, respectively. The Company purchased $17.7 million and $50.7 million amounts of proppant under its take-or-pay agreements during the six months ended June 30, 2020 and 2019, respectively

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of June 30, 2020 are listed below:

(Thousands of Dollars)
2020	$9,184
2021	16,755
2022	9,300
2023	2,400
2024	—
$37,639

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
Regulatory Audits
        Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. The Company has recorded estimates of potential assessments for each audit totaling in the aggregate approximately $32.6 million. For one audit, in particular, the Company disagrees with many aspects of the state’s assessment and has begun to contest the state’s position through administrative procedures. The Company will defend its position vigorously through all available procedures including litigation, if necessary. In addition, this reserve does not take into account the potential for refund claims relating to such periods that are also pending disposition.
(14) Related Party Transactions
Cerberus Operations and Advisory Company and Cerberus Capital Management, L.P., affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $1.2 million and $1.1 million during the three months ended June 30, 2020 and 2019, respectively, for these services. The Company paid $1.8 million and $1.5 million during the six months ended June 30, 2020 and 2019, respectively.
In connection with the Company's research and development initiatives, the Company has engaged in transactions with its equity-method investee. In the first quarter of 2020, the Company had enough evidence to believe that it would not be able to recover its $1.7 million investment in its equity-method investee completely impaired it. The impairment is recorded in impairment expense in the condensed and consolidated statement of operations and comprehensive income (loss).

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
 Well Support Services
 The Company’s Well Support Services segment consisted of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. On March 9, 2020, the Company completed the divestiture of its Well Support Services segment for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, ("WSS Notes") previously issued by Basic. This resulted in a gain on divestiture of $8.7 million. The gain is recorded within (Gain) Loss on Disposal of Assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Income per share for the three months ended March 31, 2020 attributable to the divested Well Support Services segment was less than zero. On July 29, 2020, the Company agreed to use the escrowed amount in the final settlement of the working capital reconciliation.

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

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operations by business segment
Revenue:
Completion Services	$178,977	$420,363	$691,848	$832,338
WC&I	17,250	7,370	74,075	17,049
Well Support Services	—	—	57,929	—
Total revenue	$196,227	$427,733	$823,852	$849,387
Adjusted gross profit (loss):
Completion Services(1)	$31,655	$102,131	$129,531	$187,435
WC&I(1)	812	1,099	9,596	(197)
Well Support Services(1)	—	—	12,338	—
Total adjusted gross profit	$32,467	$103,230	$151,465	$187,238
Operating income (loss):
Completion Services	$(46,918)	$36,857	$(60,020)	$54,824
WC&I	(6,230)	468	(3,219)	(1,702)
Well Support Services	—	—	10,940	—
Corporate and Other	(55,755)	(36,222)	(122,457)	(67,904)
Total operating income (loss)	$(108,903)	$1,103	$(174,756)	$(14,782)
Depreciation and amortization:
Completion Services	$65,888	$65,672	$141,428	$132,419
WC&I	4,818	631	9,091	1,504
Well Support Services	—	—	1,527	—
Corporate and Other	4,554	3,583	9,035	7,439
Total depreciation and amortization	$75,260	$69,886	$161,081	$141,362
Net income (loss):
Completion Services	$(46,918)	$36,856	$(60,020)	$54,823
WC&I	(6,230)	468	(3,219)	(1,702)
Well Support Services	—	—	10,940	—
Corporate and Other	(59,340)	(42,305)	(131,945)	(79,908)
Total net income (loss)	$(112,488)	$(4,981)	$(184,244)	$(26,787)
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$178,977	$17,250	$—	$196,227	$691,848	$74,075	$57,929	$823,852
Cost of Services	159,149	19,622	—	178,771	576,531	68,875	45,591	690,997
Gross profit excluding depreciation and amortization	19,828	(2,372)	—	17,456	115,317	5,200	12,338	132,855
Management adjustments associated with cost of services(1)	11,827	3,184	—	15,011	14,214	4,396	—	18,610
Adjusted gross profit	$31,655	$812	$—	$32,467	$129,531	$9,596	$12,338	$151,465
(1) Adjustments relate to market-driven severance and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$420,363	$7,370	$—	$427,733	$832,338	$17,049	$—	$849,387
Cost of Services	318,232	6,271	—	324,503	644,903	17,246	—	662,149
Gross profit excluding depreciation and amortization	102,131	1,099	—	103,230	187,435	(197)	—	187,238
Management adjustments associated with cost of services	—	—	—	—	—	—	—	—
Adjusted gross profit	$102,131	$1,099	$—	$103,230	$187,435	$(197)	$—	$187,238

	(Thousands of Dollars)
	June 30, 2020	December 31, 2019
Total assets by segment:
Completion Services	$760,660	$1,091,965
WC&I	74,160	106,493
Well Support Services	—	109,792
Corporate and Other	474,766	356,657
Total assets	$1,309,586	$1,664,907
Goodwill by segment:
Completion Services	$104,198	$136,425
WC&I	—	372
Well Support Services	—	661
Corporate and Other	—	—
Total goodwill	$104,198	$137,458

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
(b) Recently Issued Accounting Standards
In June 2020, the FASB issued ASU 2020-07, "Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities," which provides a limited deferral of the effective dates of "Revenue from Contracts with Customers (ASC 606)" and "Leases (ASC 842)" to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective. The Company does not expect ASU 2020-07 to have any impact on the Company's consolidated financial statements.
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

ORGANIZATIONAL OVERVIEW
NexTier Oilfield Solutions Inc. is an industry-leading U.S. land oilfield focused service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We have a history of growth through acquisition, including the October 31, 2019, merger transaction with C&J Energy Services, Inc. (“C&J Merger”). After this business combination, we were organized into three reportable segments:
•Completion Services, which consists of the following businesses and services lines: (1) hydraulic fracturing; (2) wireline and pumpdown services; and (3) completion support services, which includes our innovation centers and activities.
•Well Construction and Intervention Services, which consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services.
•Well Support Services, which consists of the following businesses and service lines: (1) rig services; (2) fluids management; and (3) other special well site services.
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
Total North America rig count during the second quarter of 2020 averaged 392 rigs, reflecting a decrease of approximately 50% as compared to the first quarter 2020 average of 785 rigs, driven by impacts associated with the COVID-19 demand destruction and the associated significant decline in crude oil prices. North America rig count exited the second quarter of 2020 at 265 rigs, reflecting a 64% decline as compared to the exit rate for the first quarter of 2020.
The Company's natural gas focused position in the Marcellus / Utica outperformed the total North American rig count during the second quarter of 2020, where the average rig count decline was 20% as compared to the total North America average rig count decline of 50%.
The decrease in North America rig count accelerated in the second quarter of 2020 as E&P companies significantly reduced 2020 capital budgets in response to increasing macro uncertainty related to the COVID-19 pandemic and significantly lower crude oil prices. Industry experts expect rig and completions in the second half off 2020 to remain highly uncertain and dependent on macro conditions, including commodity prices, resolution of the COVID-19 pandemic, and production decisions from OPEC+.
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
The dual supply and demand shock that emerged late in the first quarter of 2020 had immediate negative impacts on commodity prices and market conditions, which has translated into lower completions activity. Activity in April 2020 remained relatively resilient, as producers worked through their immediate plans and programs, followed by a precipitous decline in activity in May and June 2020. We estimate the market reached a trough of 50 or fewer fully-utilized completions crews in late-May or early-June 2020. As a result, beginning in the final weeks of the quarter, we experienced a sharp decline in our deployed fracturing fleets due to declining activity by our customers.
Beginning in June 2020 and into the third quarter of 2020, conditions have shown signs of improvement, as shut-in production is being brought back on-line, while producers contemplate drilling and completions plans for the second half of 2020 and beyond. Crude oil prices have improved from their lows, with the price for a barrel of WTI crude oil at approximately $40 as of June 29, 2020, but remain below threshold levels necessary for driving significant rig activity growth. Against this backdrop, pricing for our services remains highly competitive, as excess industry capacity pursues limited new opportunities. See Note (7) Significant Risks and Uncertainties of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" and Part II "Item 1A. Risk Factors."
We recognize that the COVID-19 pandemic and responses thereto also impact our suppliers. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future.
        Response to the COVID-19 Pandemic and Oil Price Collapse
In response to all of these developments, we have implemented measures to focus on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:
Taking Care of our Partners and Employees. The safety of our partners and employees continues to be a primary focus. As the COVID-19 pandemic has developed, we have taken numerous steps to help customers and employees comply with current health-expert recommendations, including limitation of social functions and non-essential travel, hygiene protocol education, telecommuting as job responsibilities permit, protocols and procedures focused on establishing a safe work environment, protocol for employees who test positive for COVID-19, and a response and mitigation monitoring process.
Expense Management. With the reduction in revenue, we have implemented, and will continue to implement, cost saving initiatives, including (i) adjusting active frac fleet count to align with changing demand; (ii) consolidating our footprint; (iii) delaying non-essential maintenance projects; (iv) reducing or suspending other discretionary spending; (v) restructuring our organization in a way that maximizes our managerial talent with a streamlined team; (vi) reductions of salaries or cash retainers, as applicable, by 20% for our directors and executive officers; and (vi) reducing employee-related costs, including furloughing personnel, salary reductions by 15-20%, and moderating headcount.
Balance Sheet, Cash Flow and Liquidity Management. We have taken actions to increase liquidity and strengthen our financial position. As a result of these actions, our cash and cash equivalents balance as of June 30, 2020 was $337.1 million. For additional information on our liquidity and capital resources, see "Liquidity and Capital Resources."
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides temporary relief for payment of certain payroll taxes. Payroll taxes generally would have been deductible for income tax purposes in the same tax year that they were expensed for book purposes in accordance with applicable U.S. federal tax rules and regulations. Should a company defer payment of its payroll taxes as allowable under the CARES Act, such accrued payroll taxes may not be deductible until the tax year in which they are actually paid. The temporary relief for payment of certain payroll taxes did not have an impact to the six months ended June 30, 2020. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019
The following is a comparison of our results of operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Results for the six months ended June 30, 2020 include the financial and operating results of Well Support Services segment through March 8, 2020.
Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

	Three Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2020	2019	2020	2019	$	%
Completion Services	$178,977	$420,363	91%	98%	$(241,386)	(57%)
WC&I	17,250	7,370	9%	2%	9,880	134%
Revenue	196,227	427,733	100%	100%	(231,506)	(54%)
Completion Services	159,149	318,232	81%	74%	(159,083)	(50%)
WC&I	19,622	6,271	10%	1%	13,351	213%
Costs of services	178,771	324,503	91%	76%	(145,732)	(45%)
Depreciation and amortization	75,260	69,886	38%	16%	5,374	8%
Selling, general and administrative expenses	38,024	26,463	19%	6%	11,561	44%
Merger and integration	14,028	6,108	7%	1%	7,920	130%
Gain on disposal of assets	(953)	(330)	0%	0%	(623)	189%
Operating loss	(108,903)	1,103	(55%)	0%	(110,006)	(9,973%)
Other income (expense), net	2,259	(43)	1%	0%	2,302	(5,353%)
Interest expense	(5,353)	(5,477)	(3%)	(1%)	124	2%
Total other income (expense)	(3,094)	(5,520)	(2%)	(1%)	2,426	(44%)
Income tax expense	(491)	(564)	0%	0%	73	(13%)
Net loss	$(112,488)	$(4,981)	(57%)	(1%)	$(107,507)	2,158%

Revenue:     Total revenue is comprised of revenue from our Completion Services and Well Construction and Intervention Services segments. Revenue during the three months ended June 30, 2020 decreased by $231.5 million, or 54%, to $196.2 million from $427.7 million during the three months ended June 30, 2019. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the three months ended June 30, 2020 decreased by $241.4 million, or 57%, to $179.0 million from $420.4 million during the three months ended June 30, 2019. The segment revenue decrease is primarily attributable to a 49% decrease in fully utilized fracturing fleets, decreases in our wireline and pump down services activity, and pricing concessions as a result of significantly lower global oil prices and the COVID-19 pandemic. Fracturing Services decreased to 11 fully utilized fleets during the three months ended June 30, 2020 from 22 fully utilized fleets during the three months ended June 30, 2019. Strong operational performance by all service lines resulted in higher stage efficiencies to partially offset price reductions.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue increased $9.9 million, or 134%, to $19.6 million during the three months ended June 30, 2020 from $7.4 million during the three months ended June 30, 2019. The increase in revenue is mostly attributable to the C&J Merger. The WC&I segment was also negatively impacted by the challenging market conditions and COVID-19 pandemic in the second quarter of year 2020.
Cost of Services:     Cost of services during the three months ended June 30, 2020 decreased by $145.7 million, or 45%, to $178.8 million from $324.5 million during the three months ended June 30, 2019. This change was driven by several factors, partially attributable to the C&J Merger, but primarily due to less activity and utilization, as explained in Revenue above, combined with increased market driven severance and facility closure costs to reduce personnel and facility costs to be in line with reduced customer activity. Cost saving strategies were quickly implemented as a result of the sharp decline in activity, partially offsetting the market adjustment costs.
Equipment Utilization:     Depreciation and amortization expense increased $5.4 million, or 8%, to $75.3 million during the three months ended June 30, 2020 from $69.9 million, during the three months ended June 30, 2019. The increase in depreciation and amortization was primarily related to the assets acquired during the C&J Merger. Gain on disposal of assets had a variance of $0.6 million, or 189%, to a gain of $1.0 million during the three months ended June 30, 2020 from a gain of $0.3 million during the three months ended June 30, 2019.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $11.6 million, or 44%, to $38.0 million during the three months ended June 30, 2020 from $26.5 million during the three months ended June 30, 2019, primarily due to the C&J Merger.
Merger and integration expense:     Merger and integration expense increased by $7.9 million, or 130%, to $14.0 million during the three months ended June 30, 2020 from $6.1 million during the three months ended June 30, 2019, due to the Merger, which was announced late in the second quarter of 2019 and consisted primarily of professional services, severance costs, and facility consolidation.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended June 30, 2020 was 0.4% for $0.5 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2020	2019	2020	2019	$	%
Completion Services	$691,848	$832,338	84%	98%	$(140,490)	(17%)
WC&I	74,075	17,049	9%	2%	57,026	334%
Well Support Services	57,929	—	7%	0%	57,929	0%
Revenue	823,852	849,387	100%	100%	(25,535)	(3%)
Completion Services	576,531	644,903	70%	76%	(68,372)	(11%)
WC&I	68,875	17,246	8%	2%	51,629	299%
Well Support Services	45,591	—	6%	0%	45,591	0%
Costs of services	690,997	662,149	84%	78%	28,848	4%
Depreciation and amortization	161,081	141,362	20%	17%	19,719	14%
Selling, general and administrative expenses	94,908	54,399	12%	6%	40,509	74%
Merger and integration	26,210	6,108	3%	1%	20,102	329%
(Gain) Loss on disposal of assets	(8,915)	151	(1%)	0%	(9,066)	(6,004%)
Impairment	34,327	—	4%	0%	34,327	0%
Operating loss	(174,756)	(14,782)	(21%)	(2%)	(159,974)	1,082%
Other income, net	2,675	405	0%	0%	2,270	560%
Interest expense	(11,419)	(10,872)	(1%)	(1%)	(547)	(5%)
Total other income (expense)	(8,744)	(10,467)	(1%)	(1%)	1,723	(16%)
Income tax expense	(744)	(1,538)	0%	0%	794	(52%)
Net loss	$(184,244)	$(26,787)	(22%)	(3%)	$(157,457)	588%

Revenue:     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services and Well Support Services segments. Revenue during the six months ended June 30, 2020 decreased by $25.5 million, or 3%, to $823.9 million from $849.4 million during the three months ended June 30, 2019. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the six months ended June 30, 2020 decreased by $140.5 million, or 17%, to $691.8 million from $832.3 million during the six months ended June 30, 2019. The segment revenue decrease was primarily attributable to a 14% decrease in our average number of fully utilized fracturing fleets, combined with decreases in our wireline and pump down services. Fracturing Services decreased to 19 fully utilized fleets during the six months ended June 30, 2020 from 22 fully utilized fleets during the six months ended June 30, 2019. The decreases in all service lines were driven by less activity and price reductions as a result of the unforeseen and sudden decline in commodity prices as well as the COVID-19 pandemic that began to impact operations in late first quarter of 2020. Price reductions were slightly offset by efficiency gains delivered at the well site.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue increased $57.0 million, or 334%, to $74.1 million during the six months ended June 30, 2020 from $17.0 million during the six months ended June 30, 2019. This increase in revenue is primarily attributable to the C&J Merger, partially offset by less utilization and price reductions given as a result of unprecedented declines in the market and the COVID-19 pandemic in the first half of the year 2020.
Well Support Services:     Well Support Services segment revenue was $57.9 million during the six months ended June 30, 2020, with no comparison for the same period in 2019.

Cost of Services:     Cost of services during the six months ended June 30, 2020 increased by $28.8 million, or 4%, to $691.0 million from $662.1 million during the six months ended June 30, 2019. This change was driven by several factors including decreased overall activity and fleet utilization, as discussed above under Revenue, combined with increased market driven severance and facility closure costs resulting from the deteriorated market environment and COVID-19 pandemic impact.
Equipment Utilization:     Depreciation and amortization expense increased $19.7 million, or 14%, to $161.1 million during the six months ended June 30, 2020 from $141.4 million, during the six months ended June 30, 2019. The change in depreciation and amortization was primarily related to the assets acquired during the C&J Merger. (Gain) loss on disposal of assets had a variance of $9.1 million, or 6,004%, to a gain of $8.9 million during the six months ended June 30, 2020 from a loss of $0.2 million during the six months ended June 30, 2019.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $40.5 million, or 74%, to $94.9 million during the six months ended June 30, 2020 from $54.4 million during the six months ended June 30, 2019 as a result of the Merger.
Merger and integration expense:     Merger and integration expense increased by $20.1 million, or 329%, to $26.2 million during the six months ended June 30, 2020 from $6.1 million during the six months ended June 30, 2019, due to the C&J Merger, which was announced late in the second quarter of 2019 and which consisted primarily of professional services, severance costs, and facility consolidation.
Effective tax rate: Our effective tax rate on continuing operations for the six months ended June 30, 2020 was 0.4% for $0.7 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	June 30, 2020	December 31, 2019
Cash	$337,147	$255,015
Debt, net of unamortized deferred financing costs and unamortized debt discount	336,678	337,623

	(Thousands of Dollars)
	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$110,414	$141,925
Net cash used in investing activities	(22,319)	(97,342)
Net cash used in financing activities	(6,716)	(7,668)
Significant sources and uses of cash during the six months ended June 30, 2020
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the six months ended June 30, 2020 of $110.4 million was a result of our thoroughness in receiving collections from our customers and controlling costs
Uses of cash:
•Investing activities:

–Net cash used in investing activities for the six months ended June 30, 2020 of $22.3 million, consisting primarily of capital expenditures, net of the cash received as part of the sale of the Wells Support Services business segment, .
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the six months ended June 30, 2020 was $176.8 million, including the repayment of the cash provided by the 2019 ABL Facility (defined below) in the first quarter of 2020 for the amount of $175 million.
–Cash used to repay our finance leases during the six months ended June 30, 2020 was $3.0 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the six months ended June 30, 2020 totaled $1.9 million.
Significant sources and uses of cash during the six months ended June 30, 2019
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the six months ended June 30, 2019 of $141.9 million was the result of the utilization of 94% of our deployed fleets and our thoroughness in receiving collections from our customers and controlling costs.
Uses of cash:
•Investing activities:
–Net cash used in investing activities for the six months ended June 30, 2019 of $97.3 million, consisting primarily of capital expenditures. This activity primarily related to our Completion Services segment.
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the six months ended June 30, 2019 was $1.7 million.
–Cash used to repay our finance leases during the six months ended June 30, 2019 was $2.6 million.
Future sources and use of cash
        The Company is taking actions to significantly reduce and refine its 2020 total capital expenditures, which it now expects to total between $100 million and $120 million, subject to market conditions, driven by strategic innovation investments and maintenance capital expenditures, and reflecting a reduction of more than 50% at the midpoint versus its previous outlook of $210 million. Capital expenditures are weighted to the first half of 2020, driven by the delivery of certain strategic innovation investments, with second half of 2020 spending mainly driven by maintenance. The Company is idling a portion of its previously active hydraulic fracturing fleet in-line with the developing market outlook while narrowing its innovation and technology investments to focus primarily on those projects that directly reduce capital expenditures or operating costs.
        Debt service for the year ended December 31, 2020 is projected to be $29.9 million, of which $2.0 million is related to finance leases. We anticipate our debt service will be funded by cash flows from operations. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 0.13x for the twelve rolling months ended June 30, 2020. We anticipate our debt service will be funded by cash flows from operations.
 Other factors affecting liquidity

Financial position in current market. As of June 30, 2020, we had $337.1 million of cash and a total of $93.4 million available under our revolving credit facility. As of June 30, 2020, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, our debt maturities extend over a long period of time. Despite the current uncertainty in global markets resulting from the COVID-19 pandemic, we currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $28.9 million of letters of credit were outstanding as of June 30, 2020.
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
        Purchase Commitments. In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The Company has a number of purchase commitments that primarily relate to our agreements with vendors for sand purchases, other commodities/services and deposits on equipment. The purchase commitments to these vendors include obligations to purchase a minimum amount of product/services; provided that, if the minimum purchase requirement is not met, the shortfall at the end of the applicable period is settled in cash or, in some cases, carried forward to the next period. We also have a variety of operating lease obligations related to our real estate, rail cars, and light duty vehicles. In light of the COVID-19 pandemic and its direct impact on exploration/completion activity, for certain of these commitments, we have addressed or are working with our vendors to address our to near-term obligations. See Part II, "Item 1A. Risk Factors." for additional information on the risks related to these purchase commitments.

Principal Debt Agreements
2019 ABL Facility
We, and certain of our other subsidiaries as additional borrowers and guarantors, are parties to a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As a response to the uncertainty around the COVID-19 pandemic and in order to increase our cash position and preserve financial flexibility, we provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The draw comprised of a $150.0 million LIBOR borrowing and a $25.0 million Base Rate borrowing, respectively. During the second quarter of 2020, as we gained comfort in our liquidity position through working capital management, we repaid both the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties. As of June 30, 2020, we had no outstanding principal amounts under the 2019 ABL Facility.
The 2019 ABL Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments and a consolidated fixed charge coverage ratio test. As of June 30, 2020, the Company was in compliance with all covenants.
2018 Term Loan Facility
        We are party to a term loan facility and certain of our subsidiaries are guarantors (the "2018 Term Loan Facility") that matures on May 25, 2025.  As of June 30, 2020, there was $343.0 million principal amount of term loans outstanding (the "2018 Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 3.50%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of June 30, 2020, the Company was in compliance with all covenants.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet financing arrangements, transactions or special purpose entities.

Significant Accounting Policies and Estimates
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of June 30, 2020, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of June 30, 2020, we had $343.0 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $0.9 million and $1.7 million impact on interest expense for the three and six months ending June 30, 2020, respectively.
Commodity Price Risk. Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant, chemicals and guar. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (particularly guar and proppant) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part I, "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations".
Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. As a result of the COVID-19 pandemic, we have seen an increase in collection time related to trade receivables. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts. For certain additional information regarding credit risk related to derivative instruments we hold, see Note (8) Derivatives of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
COVID-19 Risks and Uncertainties. Refer to Item 1A. Risk Factors within this Quarterly Report on Form 10-Q to locate additional information related to current and potential risks of the COVID-19 pandemic on our business and financial performance.

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
On October 31, 2019, we completed the C&J Merger, which resulted in changes to internal controls over the consolidation and reporting of our financial results. In the second quarter of 2020, the Company completed the implementation of a single ERP system. We also continue to further simplify, harmonize and automate processes and migrate data, including from ancillary systems. In connection with the implementation, harmonization, and migrations and the resulting business process changes, we have reviewed and continue to execute, where appropriate, the re-design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal controls over financial reporting. The condensed consolidated financial statements presented in this Form 10-Q include information obtained from separate accounting systems.
Except as described above, there were no other changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Because we operate in a very competitive industry, the commodity price volatility, reduction in demand and increased supply of oil has resulted in a very challenging pricing environment. We may not be able to price our services at a rate that is sufficient to offset costs. In addition, we may be unable to replace dedicated contracts that were terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms. These pricing factors could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We have seen an increase in the time accounts receivable are outstanding since the onset of the COVID-19 pandemic, and the effects of the COVID-19 pandemic also may have a material adverse impact on the ability of the Company to collect its accounts receivable in a timely manner, or at all, as customers face higher liquidity and solvency risks and may be unable to continue to operate as a going concern in the future.
We also have a number of purchase commitments, some of which have obligations to purchase a minimum amount of product/services. We may not be able to reduce, extend, eliminate or otherwise address near-term obligations to our satisfaction, which could result in an adverse effect on our financial condition.
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
The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate other risk factors that we identify in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We may also continue to see an increase in the volume of litigation, including contract claims (some of which may result from force majeure claims) and employment related claims.
The COVID-19 pandemic could also have a material adverse effect on our business, results of operations and financial condition in a manner that is not currently known to us or that we do not currently believe presents significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2020 through April 30, 2020	9,341	$1.60	—	$50,000,000
May 1, 2020 through May 31, 2020	719	$2.45	—	$50,000,000
June 1, 2020 through June 30, 2020	—	$—	—	$50,000,000
Total	10,060	$2.03	—	$50,000,000

(1) On December 11, 2019, the Company announced that the board of directors approved a new share repurchase program for up to $50.0 million through December 2020.
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

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2020.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Principal Accounting Officer and Duly Authorized Officer