Form 10-Q
period 2020-09-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2020-11-04
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, the registrant had 214,365,310 shares of common stock outstanding.

REFERENCES WITHIN THIS QUARTERLY REPORT
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to (i) the terms “Company,” “NexTier,” “we,” “us” and “our” refer to NexTier Oilfield Solutions Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Keane Investor” refers to Keane Investor Holdings LLC; (iv) the term “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds; (v) the term “C&J” refers to C&J Energy Services, Inc.; (vi) the term “C&J Merger” refers to the consummation of the transactions described in that certain Agreement and Plan of Merger, dated as of June 16, 2019 (the “Merger Agreement”), by and among the C&J, us and King Merger Sub Corp., one of our wholly owned subsidiaries. As used in this Quarterly Report on Form 10-Q, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Quarterly Report on Form 10-Q, by dividing our total hydraulic horsepower by approximately 48,000 hydraulic horsepower.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•the impact of the consummation of the merger with C&J on relationships, including with employees, suppliers, customers, competitors, lenders and credit rating agencies;
•our future operating results;
•crude oil and natural gas commodity prices;
•demand for services in our industry;
•the impact of pipeline and storage capacity constraints;
•the impact of adverse weather conditions;
•the effects of government regulation;
•changes in tax laws;
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$305,212	$255,015
Trade and other accounts receivable, net	96,740	350,765
Inventories, net	30,199	61,641
Assets held for sale	—	141
Prepaid and other current assets	56,164	20,492
Total current assets	488,315	688,054
Operating lease right-of-use assets	42,165	54,503
Finance lease right-of-use assets	2,396	9,511
Property and equipment (net of accumulated depreciation of $878,726 and $723,060)	514,264	709,404
Goodwill	104,198	137,458
Intangible assets (net of accumulated amortization of $44,119 and $35,333)	52,945	55,021
Other noncurrent assets	6,895	10,956
Total assets	$1,211,178	$1,664,907
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$52,598	$115,251
Accrued expenses	130,585	234,895
Customer contract liabilities	745	60
Current maturities of long-term operating lease liabilities	19,555	23,473
Current maturities of long-term finance lease liabilities	1,549	4,594
Current maturities of long-term debt	2,263	2,311
Other current liabilities	2,672	5,610
Total current liabilities	209,967	386,194
Long-term operating lease liabilities, less current maturities	28,999	35,123
Long-term finance lease liabilities, less current maturities	1,167	4,844
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	333,844	335,312
Other noncurrent liabilities	23,283	16,662
Total noncurrent liabilities	387,293	391,941
Total liabilities	597,260	778,135
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 214,359 and 212,410 shares, respectively)	2,144	2,124
Paid-in capital in excess of par value	985,900	966,762
Retained deficit	(361,535)	(73,333)
Accumulated other comprehensive loss	(12,591)	(8,781)
Total stockholders' equity	613,918	886,772
Total liabilities and stockholders' equity	$1,211,178	$1,664,907

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$163,675	$443,953	$987,527	$1,293,340
Operating costs and expenses:
Cost of services(1)	150,066	333,438	841,063	995,587
Depreciation and amortization	73,570	68,708	234,651	210,069
Selling, general and administrative expenses	25,521	26,579	120,429	80,978
Merger and integration	7,288	6,651	33,498	12,759
(Gain) loss on disposal of assets	(3,027)	679	(11,942)	831
Impairment expense	2,681	—	37,008	—
Total operating costs and expenses	256,099	436,055	1,254,707	1,300,224
Operating income (loss)	(92,424)	7,898	(267,180)	(6,884)
Other income (expense):
Other income (expense), net	(3,978)	55	(1,303)	460
Interest expense, net	(5,524)	(5,215)	(16,943)	(16,087)
Total other expense	(9,502)	(5,160)	(18,246)	(15,627)
Income (loss) before income taxes	(101,926)	2,738	(285,426)	(22,511)
Income tax (expense) benefit	(507)	820	(1,251)	(718)
Net income (loss)	(102,433)	3,558	(286,677)	(23,229)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(157)	—	596	(29)
Hedging activities	(453)	(2,120)	(6,068)	(8,664)
Total comprehensive income (loss)	$(103,043)	$1,438	$(292,149)	$(31,922)

Net income (loss) per share:
Basic net income (loss) per share	$(0.48)	$0.03	$(1.34)	$(0.22)
Diluted net income (loss) per share	(0.48)	0.03	(1.34)	(0.22)

Weighted-average shares outstanding: basic	214,251	104,899	213,620	104,721
Weighted-average shares outstanding: diluted	214,251	105,259	213,620	105,080

(1) Cost of services during the three and nine months ended September 30, 2020 exclude depreciation of $68.9 million and $220.9 million, respectively. Cost of services during the three and nine months ended September 30, 2019 exclude depreciation of $65.2 million and $199.2 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)
`

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Stock-based compensation	11	6,869	—	—	6,880
Shares repurchased and retired related to stock-based compensation	(2)	(1,149)	—	—	(1,151)
Other comprehensive loss	—	—	—	(1,513)	(1,513)
Credit losses standard implementation	—	—	(1,525)	—	(1,525)
Net loss	—	—	(71,756)	—	(71,756)
Balance as of March 31, 2020	$2,133	$972,482	$(146,614)	$(10,294)	$817,707
Stock-based compensation	12	9,511	—	—	9,523
Shares repurchased and retired related to stock-based compensation	(4)	(789)	—	—	(793)
Other comprehensive loss	—	—	—	(2,360)	(2,360)
Net loss	—	—	(112,488)	—	(112,488)
Balance as of June 30, 2020	$2,141	$981,204	$(259,102)	$(12,654)	$711,589
Stock-based compensation	4	4,744	—	—	4,748
Shares repurchased and retired related to stock-based compensation	(1)	(48)	—	—	(49)
Other comprehensive loss	—	—	—	63	63
Net loss	—	—	(102,433)	—	(102,433)
Balance as of September 30, 2020	$2,144	$985,900	$(361,535)	$(12,591)	$613,918

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
Balance as of December 31, 2018	$1,038	$455,447	$31,494	$(798)	$487,181
Stock-based compensation(1)	2	8,277	—	—	8,279
Shares repurchased and retired related to stock-based compensation	—	(2,861)	—	—	(2,861)
Other comprehensive loss	—	—	—	(3,139)	(3,139)
New lease standard implementation	—	—	1,330	—	1,330
Net loss	—	—	(21,806)	—	(21,806)
Balance as of March 31, 2019	$1,040	$460,863	$11,018	$(3,937)	$468,984
Stock-based compensation(1)	—	5,637	—	—	5,637
Shares repurchased and retired related to stock-based compensation	(1)	(505)	—	—	(506)
Other comprehensive loss	—	—	—	(3,878)	(3,878)
Net loss	—	—	(4,981)	—	(4,981)
Balance as of June 30, 2019	$1,039	$465,995	$6,037	$(7,815)	$465,256
Stock-based compensation	—	5,488	—	—	5,488
Shares repurchased and retired related to stock-based compensation	—	(122)	—	—	(122)
Other comprehensive loss	—	—	—	(2,176)	(2,176)
Net income	—	—	3,558	—	3,558
Balance as of September 30, 2019	$1,039	$471,361	$9,595	$(9,991)	$472,004

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(286,677)	$(23,229)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	234,651	210,069
Amortization of deferred financing fees	1,710	966
(Gain) loss on disposal of assets	(11,942)	831
Loss on impairment of assets	37,008	—
Unrealized loss on derivative recognized in other comprehensive loss	(6,068)	(8,664)
(Gain) loss on financial instrument and derivatives, net	4,109	(500)
Stock-based compensation	21,151	15,125
Changes in operating assets and liabilities:
Decrease in trade and other accounts receivable, net	208,924	14,477
Decrease in inventories	20,690	14,084
Increase in prepaid and other current assets	(607)	(626)
Decrease (increase) in other assets	20,108	(41,891)
Increase (decrease) in accounts payable	(65,149)	15,803
Decrease in accrued expenses	(87,736)	(22,284)
Increase in customer contract liabilities	685	411
Increase (decrease) in other liabilities	(8,181)	51,007
Net cash provided by operating activities	82,676	225,579
Cash flows from investing activities:
Proceeds from sale of business	53,666	—
Purchase of property and equipment	(96,649)	(154,107)
Advances of deposit on equipment	—	(5,049)
Implementation of software	(7,191)	(3,321)
Proceeds from disposal of assets	24,807	23,449
Proceeds from insurance recoveries	58	223
Net cash used in investing activities	(25,309)	(138,805)
Cash flows from financing activities:
Proceeds from asset-based revolver	175,000	—
Payments on the term loan facility and asset-based revolver	(177,625)	(2,625)
Payments on finance leases	(3,148)	(3,814)
Shares repurchased and retired related to stock-based compensation	(1,993)	(3,487)
Net cash used financing activities	(7,766)	(9,926)
Non-cash effect of foreign translation adjustments	596	(29)
Net increase in cash, cash equivalents	50,197	76,819
Cash and cash equivalents, beginning	255,015	80,206
Cash and cash equivalents, ending	$305,212	$157,025

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$16,122	$15,847
Income taxes	1,206	1,630

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Non-cash investing and financing activities:
Change in accrued capital expenditures	$8,643	$(16,387)
Non-cash additions to equity security investments	5,263	—
Non-cash additions to finance right-of-use assets	—	6,029
Non-cash additions to finance lease liabilities, including current maturities	—	6,164
Non-cash additions to operating right-of-use assets	8,715	62,698
Non-cash additions to operating lease liabilities, including current maturities	8,676	62,444
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
On October 31, 2019, the Company completed its merger (the “C&J Merger”) with C&J Energy Services, Inc. (“C&J”) and changed its name to "NexTier Oilfield Solutions Inc." For more details regarding the C&J Merger, refer to Note (3) C&J Merger. In addition, on March 9, 2020, the Company completed the divestiture of its Well Support Services Segment ("WSS Sale"). For more details regarding the WSS Sale, refer to Note (15) Business Segments. The condensed consolidated financial statements for the period from January 1, 2019 to September 30, 2019 reflect only the historical results of the Company prior to the completion of the C&J Merger.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2020 and the results of its operations and cash flows for the three and nine months ended September 30, 2020 and 2019. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
(2)    Summary of Significant Accounting Policies
(a) Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations”, as amended by Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, using discounted cash flows and other applicable valuation techniques. Any acquisition-related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition.
On October 31, 2019, the Company completed its acquisition of C&J, for further discussion related to the merger, see Note (3) C&J Merger.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company’s current revenue recognition processes and no retrospective adjustments were necessary. For those contracts with a term of more than one year, the Company had approximately $39.4 million of unsatisfied performance obligations as of September 30, 2020, which will be recognized as services are performed over the remaining contractual terms.
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
Disaggregation of Revenue
Revenue activities during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$58,099	$3,704	$—	$61,803	$217,752	$16,728	$—	$234,480
Central	20,139	—	—	20,139	100,654	7,478	—	108,132
West Texas	55,416	5,094	—	60,510	388,413	48,830	8,373	445,616
West	9,278	861	—	10,139	108,004	10,698	49,556	168,258
International	11,084	—	—	11,084	31,041	—	—	31,041
	$154,016	$9,659	$—	$163,675	$845,864	$83,734	$57,929	$987,527

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$134,757	$—	$—	$134,757	$419,686	$—	$—	$419,686
Central	14,844	—	—	14,844	50,835	—	—	50,835
West Texas	213,917	—	—	213,917	594,356	3,943	—	598,299
West	71,825	6,610	—	78,435	202,804	19,716	—	222,520
International	2,000	—	—	2,000	2,000	—	—	2,000
	$437,343	$6,610	$—	$443,953	$1,269,681	$23,659	$—	$1,293,340

Contract Balances

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
Long-lived assets are evaluated on a quarterly basis to identify events or changes in circumstances (“triggering events”) that indicate the carrying value of certain property and equipment may not be recoverable. Property and equipment are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of property and equipment is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, cementing, and coiled tubing. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the related assets, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related assets. The impairment loss is then allocated across the asset group's major classifications.
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
During the third quarter of 2020, the Company assessed and determined the sustained reductions in commodity prices and continuing market economic disruptions as a triggering event. As a result of the triggering event, recoverability testing was performed; however, no impairment of long-lived assets was recorded.
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
The Company accounted for the C&J Merger using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired inventory and property and equipment is based on both available market data and a cost approach. The fair value of the financial assets acquired includes trade receivables with a fair value of $312.6 million. The gross amount due under the contracts is $322.8 million, of which $10.2 million was determined to be

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
uncollectible. A liability of $40.2 million has been recognized for legal reserves and sales and use tax assessments. As of September 30, 2020, there has been no change in the amount recognized for the liability or any change in the range of outcomes or assumptions used to develop the estimates on October 31, 2019.
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
The following table summarizes the fair value of the consideration transferred in the C&J Merger and the preliminary allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the C&J Merger Date:

Total Purchase Consideration:	Purchase Price Allocation as of September 30, 2020
(Thousands of Dollars)
Equity consideration	$481,912
Replacement awards attributable to pre-combination services	3,212
Less: Cash acquired	(68,807)
Total purchase consideration	416,317

Trade and accounts receivable	312,620
Inventories	43,142
Prepaid and other current assets	18,512
Property and equipment	311,886
Intangible assets	17,590
Right of use assets	24,318
Other noncurrent assets	4,409
Total identifiable assets acquired	732,477
Accounts payable	43,620
Accrued expenses	236,959
Short term lease liability	7,842
Long term lease liability	15,517
Non-current liabilities	17,156
Total liabilities assumed	321,094
Goodwill	4,934
Total purchase consideration	$416,317

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
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes and other external events may require more frequent assessments. During the first quarter of 2020, a significant decline in the Company's share price, which resulted in the Company's market capitalization dropping below the book value of equity, as well as reductions in commodity prices driven by the potential impact of the COVID-19 pandemic and global supply and demand dynamics were deemed triggering events that led to a test for goodwill impairment. The Step 1 impairment testing methodologies for the first quarter 2020 are discussed below.
During the third quarter of 2020, the Company assessed and determined the sustained reductions in commodity prices and continuing market economic disruptions as a triggering event. As a result of the triggering event, the Company performed a test for goodwill impairment using the same methodologies used in the first quarter of 2020; however, no impairment of goodwill was recorded.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The changes in the carrying amount of goodwill from December 31, 2019 to September 30, 2020 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2019	137,458
Disposition of Well Support Services reporting unit	(660)
Impairment expense	(32,600)
Goodwill as of September 30, 2020	$104,198
(5)    Inventories, net
Inventories, net, consisted of the following as of September 30, 2020 and December 31, 2019:

	(Thousands of Dollars)
	September 30, 2020	December 31, 2019
Sand, including freight	$2,629	$4,405
Chemicals and consumables	3,367	11,408
Materials and supplies	24,203	45,828
Total inventory, net	$30,199	$61,641
Inventories are reported net of obsolescence reserves of $5.6 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively. The Company recognized $0.1 million and $0.2 million of obsolescence expense during the three months ended September 30, 2020 and 2019, respectively. The Company recognized $3.8 million and $0.6 million of obsolescence expense during the nine months ended September 30, 2020 and 2019, respectively. Additionally, during the three and nine months ended September 30, 2020, the Company recognized a $2.7 million write-down in inventory carrying value down to its net realizable value.
(6)    Long-Term Debt
Long-term debt at September 30, 2020 and December 31, 2019 consisted of the following:

	(Thousands of Dollars)
	September 30, 2020	December 31, 2019
2018 Term Loan Facility	$342,125	$344,750
Less: Unamortized debt discount and debt issuance costs	(6,018)	(7,127)
Total debt, net of unamortized debt discount and debt issuance costs	336,107	337,623
Less: Current portion	(2,263)	(2,311)
Long-term debt, net of unamortized debt discount and debt issuance costs	$333,844	$335,312
Below is a summary of the Company’s credit facilities outstanding as of September 30, 2020:

	(Thousands of Dollars)
	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$450,000	$350,000
Outstanding balance	$—	$342,125
Letters of credit issued	$28,840	$—
Available borrowing base commitment	$65,573	n/a
Interest Rate(1)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
    Maturities of the 2018 Term Loan Facility for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2020	$875
2021	3,500
2022	3,500
2023	3,500
2024	3,500
$14,875
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
(7) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention with significant concentration in the Completion Services segment. During the three months ended September 30, 2020 and 2019, sales to Completion Services customers represented 94% and 99% of the Company's consolidated revenue, respectively. During the nine months ended September 30, 2020 and 2019, sales to Completion Services customers represented 86% and 98% of the Company's consolidated revenue, respectively.
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
In late 2019 and early 2020, and in response to the oversupply of hydraulic fracturing equipment, an increasing number of horsepower retirements were announced, removing a significant base of equipment from the market. Despite some of these announcements, the oversupply of hydraulic fracturing equipment persisted, resulting in a continuation of highly competitive market conditions into 2020.
In late first quarter of 2020, the industry faced sudden and unprecedented circumstances, including major shocks to both supply and demand. COVID-19 has resulted in significant demand destruction for oil products, driven by a significant slowdown in economic activity throughout the U.S. and abroad.
This resulted in a rapid and significant decline in crude oil prices and an increasingly utilized storage network, limiting distribution outlets and optionality for production and further exacerbating price declines. U.S. exploration and production companies responded with drastic reductions in budgets and outright completion stoppages. From the end of the fourth quarter of 2019 to the end of the third quarter of 2020, U.S. active rig count decreased by 68%, from 805 to 261 rigs.
This backdrop has drastically impacted the demand for U.S. completions services and resulted in increased uncertainty. While activity has modestly improved relative to the trough in activity experienced in late May / early June 2020, and supply / demand dynamics are improving, the market remains highly competitive. The magnitude, cadence and lasting power of activity improvement is uncertain and dependent on a range of factors including COVID-19 demand resolution.
    For the three months ended September 30, 2020 the Company had four customers that individually accounted for 10% of more of the Company's consolidated revenue and collectively represented 59%. For the three months ended September 30, 2019, the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Company' had four customers that individually accounted for 10% or more of the Company's consolidated revenue and collectively represented 59%. For the nine months ended September 30, 2020 the Company's had two customer that individually accounted for 31% of the Company's consolidated revenue. For the nine months ended September 30, 2019, the Company' had four individual customers that accounted for 10% or more of the Company's consolidated revenue and collectively represented 60%.
For the three months ended September 30, 2020, purchases from the Company's top supplier represented approximately 7% of the Company's overall purchases. For the nine months ended September 30, 2020, purchases from the Company's top supplier represented approximately 5% of the Company's overall purchases. For the three and nine months ended September 30, 2019, purchases from the Company's top supplier represented approximately 5% of the Company's overall purchases.
(8) Derivatives
    The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
    On March 9, 2020, the Company sold its Well Support Services segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, (“WSS Notes”) previously issued by Basic. On July 29, 2020, the Company agreed to use the escrowed amount in the final settlement of the working capital reconciliation. Under the terms of the agreement, the WSS Notes are accompanied by a make-whole guarantee at par value, which guarantees the payment of $34.4 million to NexTier after the WSS Notes are held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole is issued under a fund guarantee by Ascribe III Investments LLC, a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one-year anniversary, the make-whole guarantee accelerates the WSS Notes to par value of $34.4 million. NexTier is entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value on the date of the transaction for the make-whole derivative and WSS Notes was $12.2 million and $22.2 million, respectively, and resulted in a gain on divestiture of $8.7 million. The fair value of the WSS Notes and the make-whole guarantee are measured at the end of each reporting period. Gains and losses recognized in relation to these instruments are recognized in net income. The fair value of the WSS Notes and make-whole guarantee are recorded in Other Current Assets. See Note (15) Business Segments for further discussion.
    On May 25, 2018, the Company, and certain subsidiaries of the Company as guarantors, entered into a term loan facility (the "2018 Term Loan Facility") with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The 2018 Term Loan Facility has an initial aggregate principal amount of $350.0 million and proceeds were used to repay the Company's pre-existing 2017 term loan facility. The 2018 Term Loan Facility has a variable interest rate based on the London Interbank Offer Rate ("LIBOR"), subject to a 1.0% floor. In June 2018, the Company executed a new off-market interest rate swap effective through March 31, 2025 to hedge 50% of its expected LIBOR exposure matching the swap to the 1-month LIBOR, 1% floor, of the 2018 Term Loan Facility, and terminated the pre-existing interest rate swaps. After completing all appropriate accounting treatment, including the $3.5 million of deferred gains in accumulated other comprehensive loss for the pre-existing interest rate, the new interest rate swap was designated in a new cash flow hedge relationship.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
    The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of September 30, 2020:
Other current asset	$—	$26,008	$26,008	$—	$26,008
Other current liability	(2,841)	—	(2,841)	—	(2,841)
Other noncurrent liability	(8,653)	—	(8,653)	—	(8,653)
As of December 31, 2019:
Other current liability	$(1,729)	$—	$(1,729)	$—	$(1,729)
Other noncurrent liability	(5,559)	—	(5,559)	—	(5,559)

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Location
Amount of loss recognized in total other comprehensive loss on derivative	$(453)	$(2,120)	$(6,068)	$(8,664)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	(673)	56	(1,662)	500	Interest Expense

The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of September 30, 2020, $2.7 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
The Company recognized a loss on the change in fair market value of the WSS Notes and make-whole derivative of $3.8 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, which is recorded within other income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
See Note (9) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(9) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of September 30, 2020, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, equity security investments, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of September 30, 2020 and December 31, 2019, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value Measurement
As of September 30, 2020 the Company has four financial instruments measured at fair value on a recurring basis which are its interest rate derivative, make-whole derivative, WSS Notes, see Note (8) Derivatives above, and equity security investment. The equity security investment is composed primarily of common equity shares in a publicly traded company, acquired at a fair value of $5.3 million. The make-whole derivative, WSS Notes, and the equity security investment are presented within other current assets in the condensed consolidated balance sheets. As of December 31, 2019, the Company had one financial instrument measured on a recurring basis which was its interest rate derivative.
The fair market value of the financial instruments reflected on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands of dollars):

		Fair value measurements at reporting date using
	September 30, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	$26,008	$—	$26,008	$—
WSS Note	6,940	—	6,940	—
Equity security investment	4,158	4,158	—	—
Liabilities:
Interest rate derivative	$(11,494)	$—	$(11,494)	$—

		Fair value measurements at reporting date using
	December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Interest rate derivative	$(7,288)	$—	$(7,288)	$—
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
In the first quarter of 2020, the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics represented triggering events that may indicate that the carrying value of the Company's indefinite-lived assets and long-lived assets may not be recoverable as of March 31, 2020. During the third quarter of 2020, the Company assessed and determined the sustained reductions in commodity prices and continuing market economic disruptions as a triggering event. See Note (4) Goodwill.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $305.2 million and $255.0 million as of September 30, 2020 and December 31, 2019, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The credit risk from the derivative contracts derives from the potential failure of the counterparty to perform under the terms of the derivative contracts. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties, whose Standard & Poor's credit rating is higher than BBB. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.
The majority of the Company's trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of September 30, 2020, trade receivables from three customers individually represented 10% or more and collectively represented 48% of the Company's total accounts receivable. As of December 31, 2019, trade receivables from the Company's top customer individually represented 10% of the Company's total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of September 30, 2020 and December 31, 2019, the Company had $5.1 million, including the increase resulting from the adoption of ASU 2016-13, and $0.7 million in allowance for credit losses, respectively. During the third quarter of 2020, the Company recovered $5.3 million of accounts receivable, which resulted in a net credit in bad debt expense of $4.6 million during the three months ended September 30, 2020 and $0.3 million of bad debt expense during the nine months ended September 30, 2020. The Company wrote-off $0.3 million and $0.7 million of bad debts during the three and nine months ended September 30, 2019, respectively
(10) Stock-Based Compensation
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
As of September 30, 2020, the Company has three types of stock-based compensation under its Equity Award Plans: (i) restricted stock awards issued to independent directors and certain executives and employees, (ii) restricted stock units issued to executive officers and key management employees and (iii) non-qualified stock options issued to executive officers.
The following table summarizes stock-based compensation costs for the three and nine months ended September 30, 2020 and 2019 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock awards	$406	$238	$1,192	$859
Restricted stock time-based unit awards	3,271	4,166	15,985	11,390
Non-qualified stock options	100	670	804	2,025
Restricted stock performance-based unit awards	971	414	3,170	851
Equity-based compensation cost	4,748	5,488	21,151	15,125
Tax Benefit	(1,138)	(1,309)	(5,076)	(3,650)
Equity-based compensation cost, net of tax	$3,610	$4,179	$16,075	$11,475

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Performance-based RSU awards
During the first quarter of 2020, the Company issued 1,033,936 of performance-based RSUs to executive officers under its Equity Award Plans, which were fair valued at $8.5 million using a Monte Carlo simulation method. 50% of the performance-based RSUs vest after two years (the "two-year performance-based RSUs"), while the remaining 50% vest after three years (the "three-year performance-based RSUs"). Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from 50% to 200% of the target award amount, if the threshold performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of September 30, 2020, total unamortized compensation cost related to unvested performance-based RSUs was $5.1 million, which the Company expects to recognize over the weighted-average period of 2.25 years.
During the second quarter of 2020, the Company issued 405,541 of performance-based RSUs to executive officers under its Equity Award Plans, with an estimated value of $1.2 million, based on a 100% target value. The performance RSUs issued by the Company have service and performance conditions. The number of shares that may be earned at the end of the vesting period ranges from 0% to 150% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of September 30, 2020, total unamortized compensation cost related to unvested performance-based RSUs was $1.0 million, which the Company expects to recognize over the weighted-average period of 1.25 years.
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
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(102,433)	$3,558	$(286,677)	$(23,229)

Denominator:
Basic weighted-average common shares outstanding(1)	214,251	104,899	213,620	104,721
Dilutive effect of restricted stock awards granted to Board of Directors	195	33	139	30
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	14	—	16	2
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,221	327	981	327
Diluted weighted-average common shares outstanding(1)	215,681	105,259	214,756	105,080

(1)     As a result of the net loss incurred by the Company for the three and nine months ended September 30, 2020, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

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
Weighted average remaining lease terms are as follows:

	Nine Months Ended September 30,
	2020	2019
Operating leases	4.59 years	5.14 years
Finance leases	1.98 years	2.51 years
Weighted average discount rate on the Company's lease liabilities are as follows:

	Nine Months Ended September 30,
	2020	2019
Operating leases	8.79%	6.62%
Finance leases	5.87%	5.75%
Maturities of the Company's lease liabilities as of September 30, 2020, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2020	6,250	$590
2021	21,043	1,375
2022	10,230	766
2023	6,952	125
2024	2,171	—
Thereafter	10,921	—
Total undiscounted remaining minimum lease payments	57,567	2,856
Less imputed interest	(9,013)	(140)
Total discounted remaining minimum lease payments	$48,554	$2,716

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
As of September 30, 2020, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(13) Commitments and Contingencies
As of September 30, 2020 and December 31, 2019, the Company had $2.9 million and $9.0 million of deposits on equipment including deposits acquired through the C&J Merger, respectively. Outstanding purchase commitments on equipment were $23.7 million and $64.0 million, as of September 30, 2020 and December 31, 2019, respectively.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of September 30, 2020 are listed below:

(Thousands of Dollars)
2020	$1,011
2021	19,455
2022	14,730
2023	4,400
2024	—
$39,596

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
(14) Related Party Transactions
Cerberus Operations and Advisory Company and Cerberus Capital Management, L.P., affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.3 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively, for these services. The Company paid $2.1 million and $2.5 million during the nine months ended September 30, 2020 and 2019, respectively.

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
 Well Support Services
 The Company’s Well Support Services segment consisted of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. On March 9, 2020, the Company completed the divestiture of its Well Support Services segment for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, ("WSS Notes") previously issued by Basic. This resulted in a gain on divestiture of $8.7 million. The gain is recorded within (Gain) Loss on Disposal of Assets on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Income per share for the three months ended March 31, 2020 attributable to the divested Well Support Services segment was less than zero. On July 29, 2020, the Company received the escrowed cash amount in final settlement for working capital reconciliation.

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

	(Thousands of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operations by business segment
Revenue:
Completion Services	$154,016	$437,343	$845,864	$1,269,681
WC&I	9,659	6,610	83,734	23,659
Well Support Services	—	—	57,929	—
Total revenue	$163,675	$443,953	$987,527	$1,293,340
Adjusted gross profit (loss):
Completion Services(1)	$15,145	$109,314	$144,676	$296,749
WC&I(1)	(785)	1,201	8,811	1,004
Well Support Services(1)	—	—	12,338	—
Total adjusted gross profit	$14,360	$110,515	$165,825	$297,753
Operating income (loss):
Completion Services	$(50,929)	$43,505	$(110,949)	$98,331
WC&I	(4,023)	699	(7,242)	(1,003)
Well Support Services	—	—	10,940	—
Corporate and Other	(37,472)	(36,306)	(159,929)	(104,211)
Total operating income (loss)	$(92,424)	$7,898	$(267,180)	$(6,884)
Depreciation and amortization:
Completion Services	$64,282	$64,735	$205,710	$197,152
WC&I	4,591	502	13,682	2,007
Well Support Services	—	—	1,527	—
Corporate and Other	4,697	3,471	13,732	10,910
Total depreciation and amortization	$73,570	$68,708	$234,651	$210,069
Net income (loss):
Completion Services	$(50,929)	$43,505	$(110,949)	$98,331
WC&I	(4,023)	699	(7,242)	(1,003)
Well Support Services	—	—	10,940	—
Corporate and Other	(47,481)	(40,646)	(179,426)	(120,557)
Total net income (loss)	$(102,433)	$3,558	$(286,677)	$(23,229)
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$154,016	$9,659	$—	$163,675	$845,864	$83,734	$57,929	$987,527
Cost of Services	139,477	10,589	—	150,066	716,008	79,464	45,591	841,063
Gross profit excluding depreciation and amortization	14,539	(930)	—	13,609	129,856	4,270	12,338	146,464
Management adjustments associated with cost of services(1)	606	145	—	751	14,820	4,541	—	19,361
Adjusted gross profit	$15,145	$(785)	$—	$14,360	$144,676	$8,811	$12,338	$165,825
(1)    Adjustments relate to market-driven severance and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$437,343	$6,610	$—	$443,953	$1,269,681	$23,659	$—	$1,293,340
Cost of Services	328,029	5,409	—	333,438	972,932	22,655	—	995,587
Gross profit excluding depreciation and amortization	109,314	1,201	—	110,515	296,749	1,004	—	297,753
Management adjustments associated with cost of services	—	—	—	—	—	—	—	—
Adjusted gross profit	$109,314	$1,201	$—	$110,515	$296,749	$1,004	$—	$297,753

	(Thousands of Dollars)
	September 30, 2020	December 31, 2019
Total assets by segment:
Completion Services	$708,770	$1,091,965
WC&I	63,782	106,493
Well Support Services	—	109,792
Corporate and Other	438,626	356,657
Total assets	$1,211,178	$1,664,907
Goodwill by segment:
Completion Services	$104,198	$136,425
WC&I	—	372
Well Support Services	—	661
Corporate and Other	—	—
Total goodwill	$104,198	$137,458

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
(b) Recently Issued Accounting Standards
In August 2020, the FASB issued ASU 2020-06 "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40) ("ASU 2020-06"). ASU 2020-06 simplifies the guidance on the issuer's accounting for convertible debt instruments and convertible preferred stock. The Company does not expect ASU 2020-06 to have any impact on the Company's consolidated financial statements.
In June 2020, the FASB issued ASU 2020-05, "Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities," which provides a limited deferral of the effective dates of "Revenue from Contracts with Customers (ASC 606)" and "Leases (ASC 842)" to provide immediate, near-term relief for certain entities for whom these updates are either currently effective or imminently effective. The Company does not expect ASU 2020-05 to have any impact on the Company's consolidated financial statements.
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

ORGANIZATIONAL OVERVIEW
NexTier Oilfield Solutions Inc. is an industry-leading U.S. land oilfield focused service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We have a history of growth through acquisition, including the October 31, 2019 C&J Merger. After this business combination, we were organized into three reportable segments:
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
Total North America rig count during the third quarter of 2020 averaged 254 rigs, reflecting a decrease of approximately 35% as compared to the second quarter 2020 average of 392 rigs and 68% as compared to the first quarter 2020 average of 785 rigs, driven by impacts associated with the COVID-19 demand destruction and the associated significant decline in crude oil prices. North America rig count exited the third quarter of 2020 at 261 rigs, reflecting a 2% decline as compared to the exit rate for the second quarter of 2020 and a 64% decline as compared to the exit rate for the first quarter of 2020.
The decrease in North America rig count reflects E&P companies significantly reducing 2020 capital budgets in response to increasing macro uncertainty related to the COVID-19 pandemic and significantly lower crude oil prices. We estimate the market reached a trough of 50 or fewer fully-utilized completions crews in late-May or early-June 2020. Beginning in June 2020, conditions began to improve, as shut-in production was brought back on-line. Producers continue to contemplate drilling and completions plans for the remainder of 2020 and into 2021. Rig and completions in the fourth quarter of 2020 are expected to remain highly uncertain and dependent on macro conditions, including commodity prices, resolution of the COVID-19 pandemic, seasonality and potential lasting changes that a prolonged pandemic may have on supply and demand worldwide.
The Company's natural gas focused position in the Marcellus / Utica outperformed the total North American rig count during the third quarter of 2020 as compared to the first quarter of 2020, where the average rig count decline was 36% as compared to the total North America average rig count decline of 68%.
Our financial performance is significantly affected by rig and well count in North America, as well as oil and natural gas prices. Activity within our business segments is significantly influenced by spending on upstream exploration, development and production programs by our customers. Also driving our activity is the status of the global economy, which is a major factor on oil and natural gas demand. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity. We believe that the safety, quality and efficiency of our service execution and our alignment with customers who recognize the value that we provide are central to our efforts to support utilization and grow our business.
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
The dual supply and demand shock that emerged late in the first quarter of 2020 had immediate negative impacts on commodity prices and market conditions, which has translated into lower completions activity. Crude oil prices have improved from their lows, with the price for a barrel of WTI crude oil at approximately $40 as of September 30, 2020, but remain below threshold levels necessary for driving significant rig activity growth. Against this backdrop, pricing for our services remains highly competitive, as excess frac capacity pursues limited new opportunities. We continued to see pricing pressure in the third quarter and do not expect pricing to return to normal levels in the near future. See Note (7) Significant Risks and Uncertainties of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" and Part II "Item 1A. Risk Factors."
Following the dramatic pace and magnitude of this year’s downturn, there has been recent attrition through consolidation and other events that have made some progress in realigning frac supply with demand. However, even though well completion activity levels are improving, frac supply remains in excess of demand. In light of this, we intend to reduce our marketed fleet over time to a level that we believe is more in-line with long-term demand and that is that is more in-line with our strategy to harvest the investments made in our traditional fleets, while growing the portion of our fleet that offers better pricing fundamentals and a lower emissions profile. We intend to reduce our marketed hydraulic fracturing fleet by approximately 400,000 horsepower and utilize the major components over time as part of our maintenance inventory. Once consumed, we intend to cut up the frames and permanently remove them from our marketed base of equipment.

We believe that our customers have begun to look beyond the core requirements of efficiency and safety to prefer suppliers that can provided integrated solutions that align the incentives of operators and service providers. NexTier has been developing and building its digital program for some time, and we have now applied our digital platform to all of our operating fleets. We believe our digital program, along with continued investment in diesel substitution (such as duel fuel capabilities), are important to achieving emissions reductions initiatives, both for us and our customers.

However, at wellsites where there is not a reliable nearby gas supply, the full benefit and value of dual fuel or other lower emissions technologies, may not able to be fully realized. To address this situation, we are developing an integrated natural gas treatment and delivery solution designed to provide gas sourcing, compression, transport, decompression, treatment, and related services for our fracing operations. This integrated strategy will provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite.

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
Expense Management. With the reduction in revenue, we implemented cost saving initiatives, including (i) adjusting active frac fleet count to align with changing demand; (ii) consolidating our footprint; (iii) delaying non-essential maintenance projects; (iv) reducing or suspending other discretionary spending; (v) restructuring our organization in a way that maximizes our managerial talent with a streamlined team; (vi) reductions of salaries or cash retainers, as applicable, by 20% for our directors and executive officers; and (vi) reducing employee-related costs, including furloughing personnel, pay reductions by 15-20%, and moderating headcount. While many of these cost savings initiatives continue, with the increase in activity, we have been able to put most of our furloughed personnel back to work, and we have begun rolling out a portion of pay reinstatement, with the focus on field level personnel (no salary or fee reinstatement for executive officers or directors).
Balance Sheet, Cash Flow and Liquidity Management. We have taken actions to increase liquidity and strengthen our financial position. As a result of these actions, our cash and cash equivalents balance as of September 30, 2020 was $305.2 million. For additional information on our liquidity and capital resources, see "Liquidity and Capital Resources."
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, provides temporary relief for payment of certain payroll taxes. Payroll taxes generally would have been deductible for income tax purposes in the same tax year that they were expensed for book purposes in accordance with applicable U.S. federal tax rules and regulations. Should a company defer payment of its payroll taxes as allowable under the CARES Act, such accrued payroll taxes may not be deductible until the tax year in which they are actually paid. The temporary relief for payment of certain payroll taxes did not have an impact to the nine months ended September 30, 2020. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation in other countries may have on our business and financial results.

RESULTS OF OPERATIONS IN 2020 COMPARED TO 2019
The following is a comparison of our results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Results for the nine months ended September 30, 2020 include the financial and operating results of Well Support Services segment through March 8, 2020.
Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

	Three Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2020	2019	2020	2019	$	%
Completion Services	$154,016	$437,343	94%	99%	$(283,327)	(65%)
WC&I	9,659	6,610	6%	1%	3,049	46%
Revenue	163,675	443,953	100%	100%	(280,278)	(63%)
Completion Services	139,477	328,029	85%	74%	(188,552)	(57%)
WC&I	10,589	5,409	6%	1%	5,180	96%
Costs of services	150,066	333,438	92%	75%	(183,372)	(55%)
Depreciation and amortization	73,570	68,708	45%	15%	4,862	7%
Selling, general and administrative expenses	25,521	26,579	16%	6%	(1,058)	(4%)
Merger and integration	7,288	6,651	4%	1%	637	10%
(Gain) loss on disposal of assets	(3,027)	679	(2%)	0%	(3,706)	(546%)
Impairment	2,681	—	2%	0%	2,681	0%
Operating income (loss)	(92,424)	7,898	(56%)	2%	(100,322)	(1,270%)
Other income (expense), net	(3,978)	55	(2%)	0%	(4,033)	(7,333%)
Interest expense	(5,524)	(5,215)	(3%)	(1%)	(309)	(6%)
Total other income (expense)	(9,502)	(5,160)	(6%)	(1%)	(4,342)	84%
Income tax expense	(507)	820	0%	0%	(1,327)	(162%)
Net income (loss)	$(102,433)	$3,558	(63%)	1%	$(105,991)	(2,979%)

Revenue:     Total revenue is comprised of revenue from our Completion Services and Well Construction and Intervention Services segments. Revenue during the three months ended September 30, 2020 decreased by $280.3 million, or 63%, to $163.7 million from $444.0 million during the three months ended September 30, 2019. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the three months ended September 30, 2020 decreased by $283.3 million, or 65%, to $154.0 million from $437.3 million during the three months ended September 30, 2019. The segment revenue decrease is primarily attributable to a 52% decrease in fully utilized fracturing fleets, decreases in our wireline and pump down services activity, and price reductions resulting from lower commodity prices and the COVID-19 pandemic. Fracturing Services decreased to 11 fully utilized fleets during the three months ended September 30, 2020 from 22 fully utilized fleets during the three months ended September 30, 2019. Improved stage efficiencies and strong operational execution partially offset lower net pricing.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue increased $3.0 million, or 46%, to $9.7 million during the three months ended September 30, 2020 from $6.6 million during the three months ended September 30, 2019. The increase in revenue is mostly attributable to the C&J Merger. The WC&I segment was also negatively impacted by the challenging market conditions and COVID-19 pandemic in the third quarter of year 2020.

Cost of Services:     Cost of services during the three months ended September 30, 2020 decreased by $183.4 million, or 55%, to $150.1 million from $333.4 million during the three months ended September 30, 2019. This change was driven by several factors, partially attributable to the C&J Merger, but primarily due to significantly less activity and utilization, as explained in Revenue above, partially offset by increased market driven facility closure costs to reduce facility costs to be in line with reduced market activity.
Equipment Utilization:     Depreciation and amortization expense increased $4.9 million, or 7%, to $73.6 million during the three months ended September 30, 2020 from $68.7 million, during the three months ended September 30, 2019. The increase in depreciation and amortization was primarily related to the assets acquired during the C&J Merger. Gain (loss) on disposal of assets had a variance of $3.7 million, or 546%, to a gain of $3.0 million during the three months ended September 30, 2020 from a loss of $0.7 million during the three months ended September 30, 2019.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $1.1 million, or 4%, to $25.5 million during the three months ended September 30, 2020 from $26.6 million during the three months ended September 30, 2019, primarily due to the C&J Merger.
Merger and integration expense:     Merger and integration expense increased by $0.6 million, or 10%, to $7.3 million during the three months ended September 30, 2020 from $6.7 million during the three months ended September 30, 2019, due to the Merger, which was announced late in the second quarter of 2019 and consisted primarily of professional services, severance costs, and facility consolidation.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended September 30, 2020 was 0.5% for $0.5 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2020	2019	2020	2019	$	%
Completion Services	$845,864	$1,269,681	86%	98%	$(423,817)	(33%)
WC&I	83,734	23,659	8%	2%	60,075	254%
Well Support Services	57,929	—	6%	0%	57,929	0%
Revenue	987,527	1,293,340	100%	100%	(305,813)	(24%)
Completion Services	716,008	972,932	73%	75%	(256,924)	(26%)
WC&I	79,464	22,655	8%	2%	56,809	251%
Well Support Services	45,591	—	5%	0%	45,591	0%
Costs of services	841,063	995,587	85%	77%	(154,524)	(16%)
Depreciation and amortization	234,651	210,069	24%	16%	24,582	12%
Selling, general and administrative expenses	120,429	80,978	12%	6%	39,451	49%
Merger and integration	33,498	12,759	3%	1%	20,739	163%
(Gain) Loss on disposal of assets	(11,942)	831	(1%)	0%	(12,773)	(1,537%)
Impairment	37,008	—	4%	0%	37,008	0%
Operating loss	(267,180)	(6,884)	(27%)	(1%)	(260,296)	3,781%
Other income, net	(1,303)	460	0%	0%	(1,763)	(383%)
Interest expense	(16,943)	(16,087)	(2%)	(1%)	(856)	(5%)
Total other income (expense)	(18,246)	(15,627)	(2%)	(1%)	(2,619)	17%
Income tax expense	(1,251)	(718)	0%	0%	(533)	74%
Net loss	$(286,677)	$(23,229)	(29%)	(2%)	$(263,448)	1,134%

Revenue:     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services and Well Support Services segments. Revenue during the nine months ended September 30, 2020 decreased by $305.8 million, or 24%, to $987.5 million from $1.3 billion during the nine months ended September 30, 2019. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the nine months ended September 30, 2020 decreased by $423.8 million, or 33%, to $845.9 million from $1.3 billion during the nine months ended September 30, 2019. The segment revenue decrease was primarily attributable to a 25% decrease in our average number of fully utilized fracturing fleets, combined with decreases in our wireline and pump down services. Fracturing Services decreased to 16 fully utilized fleets during the nine months ended September 30, 2020 from 22 fully utilized fleets during the nine months ended September 30, 2019. The decreases in all service lines were driven by less activity and price reductions as a result of the continuing impacts from the unforeseen and sudden decline in commodity prices as well as the COVID-19 pandemic that began to impact operations in late first quarter of 2020. Price reductions were slightly offset by efficiency gains delivered at the well site.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue increased $60.1 million, or 254%, to $83.7 million during the nine months ended September 30, 2020 from $23.7 million during the nine months ended September 30, 2019. This increase in revenue is primarily attributable to the C&J Merger, partially offset by less utilization and price reductions given as a result of continuing negative impacts from unprecedented declines in the market and the COVID-19 pandemic that began to impact operations in late first quarter 2020.

Well Support Services:     Well Support Services segment revenue was $57.9 million during the nine months ended September 30, 2020, with no comparison for the same period in 2019.
Cost of Services:     Cost of services during the nine months ended September 30, 2020 decreased by $154.5 million, or 16%, to $841.1 million from $995.6 million during the nine months ended September 30, 2019. This change was driven by several factors including decreased overall activity and fleet utilization, as discussed above under Revenue, combined with increased market driven severance and facility closure costs resulting from a suppressed market environment and COVID-19 pandemic impact that began to impact operations in late first quarter of 2020.
Equipment Utilization:     Depreciation and amortization expense increased $24.6 million, or 12%, to $234.7 million during the nine months ended September 30, 2020 from $210.1 million, during the nine months ended September 30, 2019. The change in depreciation and amortization was primarily related to the assets acquired during the C&J Merger. (Gain) loss on disposal of assets had a variance of $12.8 million, or 1,537%, to a gain of $11.9 million during the nine months ended September 30, 2020 from a loss of $0.8 million during the nine months ended September 30, 2019.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $39.5 million, or 49%, to $120.4 million during the nine months ended September 30, 2020 from $81.0 million during the nine months ended September 30, 2019 as a result of the Merger.
Merger and integration expense:     Merger and integration expense increased by $20.7 million, or 163%, to $33.5 million during the nine months ended September 30, 2020 from $12.8 million during the nine months ended September 30, 2019, due to the C&J Merger, which was announced late in the second quarter of 2019 and which consisted primarily of professional services, severance costs, and facility consolidation.
Effective tax rate: Our effective tax rate on continuing operations for the nine months ended September 30, 2020 was 0.4% for $1.3 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$305,212	$255,015
Debt, net of unamortized deferred financing costs and unamortized debt discount	336,107	337,623

	(Thousands of Dollars)
	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$82,676	$225,579
Net cash used in investing activities	(25,309)	(138,805)
Net cash used in financing activities	(7,766)	(9,926)

Significant sources and uses of cash during the nine months ended September 30, 2020
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the nine months ended September 30, 2020 of $82.7 million was a result of our thoroughness in receiving collections from our customers and controlling costs
Uses of cash:
•Investing activities:
–Net cash used in investing activities for the nine months ended September 30, 2020 of $25.3 million, consisting primarily of capital expenditures, net of the cash received as part of the sale of the Wells Support Services business segment, .
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the nine months ended September 30, 2020 was $2.6 million.
–In the first quarter of 2020, the Company drew down $175 million on the 2019 ABL Facility (defined below). This borrowing was to provide the Company better flexibility while managing its cash position during the ongoing COVID-19 pandemic. The borrowing on the 2019 ABL Facility was repaid in full during the second quarter of 2020.
–Cash used to repay our finance leases during the nine months ended September 30, 2020 was $3.1 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the nine months ended September 30, 2020 totaled $2.0 million.
Significant sources and uses of cash during the nine months ended September 30, 2019
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the nine months ended September 30, 2019 of $225.6 million was the result of our thoroughness in receiving collections from our customers and controlling costs. We continue to focus on maintaining operational and spend efficiencies resulting in positive working capital and net operating cash to support our capital expenditures and other investing activities.
Uses of cash:
•Investing activities:
–Net cash used in investing activities for the nine months ended September 30, 2019 of $138.8 million, consisting primarily of capital expenditures. This activity primarily related to our Completion Services segment.
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the nine months ended September 30, 2019 was $2.6 million.
–Cash used to repay our finance leases during the nine months ended September 30, 2019 was $3.8 million.
–Shares repurchased and retired related to stock-based compensation during the nine months ended September 30, 2019 totaled 3.5 million.
Future sources and use of cash

    The Company is refining its 2020 total capital expenditures, which it now expects to total between $120 million and $130 million, subject to market conditions, driven by strategic innovation investments and maintenance capital expenditures. The Company is idling a portion of its previously active hydraulic fracturing fleet in-line with the developing market outlook while focusing its innovation and technology investments to focus on strategic investments discussed in the Operational Overview section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Debt service for the year ended December 31, 2020 is projected to be $26.6 million, of which $2.0 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 0.40x for the twelve rolling months ended September 30, 2020. We anticipate our debt service will be funded by cash flows from operations.
    Other factors affecting liquidity
Financial position in current market. As of September 30, 2020, we had $305.2 million of cash and a total of $65.6 million available under our revolving credit facility. As of September 30, 2020, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, our debt maturities extend over a long period of time. Despite the current uncertainty in global markets resulting from the COVID-19 pandemic, we currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $28.8 million of letters of credit were outstanding as of September 30, 2020.
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

Principal Debt Agreements
2019 ABL Facility
We, and certain of our other subsidiaries as additional borrowers and guarantors, are parties to a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of September 30, 2020, we had no outstanding principal amounts under the 2019 ABL Facility.
The 2019 ABL Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments and a consolidated fixed charge coverage ratio test. As of September 30, 2020, the Company was in compliance with all covenants.
2018 Term Loan Facility
    We are party to a term loan facility and certain of our subsidiaries are guarantors (the "2018 Term Loan Facility") that matures on May 25, 2025.     As of September 30, 2020, there was $342.1 million principal amount of term loans outstanding (the "2018

Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 3.50%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of September 30, 2020, the Company was in compliance with all covenants.
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
(a) Credit Loss Standard
The Company adopted this new standard effective January 1, 2020 and analyzed its trade accounts receivable based on a risk assessed portfolio approach, incorporating current and forecasted economic conditions as of January 1, 2020 which resulted in the increase of $1.5 million of allowances for expected credit losses related to our accounts receivable through a cumulative effect offset to retained earnings.
(b) New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (16) New Accounting Pronouncements of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of September 30, 2020, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of September 30, 2020, we had $342.1 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $0.9 million and $2.6 million impact on interest expense for the three and nine months ending September 30, 2020, respectively.
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
Except as described above, there were no other changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, which has resulted in a reduction in demand for our services. This demand reduction has had, and is expected to continue to have for the duration of such reduced demand for our services, an adverse impact on our revenue, which may be material.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2020 through July 31, 2020	747	$2.37	—	$50,000,000
August 1, 2020 through August 31, 2020	19,987	$2.55	—	$50,000,000
September 1, 2020 through September 30, 2020	—	$—	—	$50,000,000
Total	20,734	$2.54	—	$50,000,000

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

Exhibit Number	Exhibit Description
3.1	First Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2020.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Principal Accounting Officer and Duly Authorized Officer