Form 10-K
period 2020-12-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2021-02-24
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on June 30, 2020, was approximately $399.6 million.
As of February 22, 2021, the registrant had 215,159,686 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•    changing regional, national or global economic conditions, including oil and gas supply and demand;
•    our business strategy;
•    our plans, objectives, expectations and intentions;
•    the competitive nature of the industry in which we conduct our business, including pricing pressures;
•    our future operating results;
•    crude oil and natural gas commodity prices;
•    demand for services in our industry;
•    the impact of pipeline and storage capacity constraints;
•    the impact of adverse weather conditions;
•    the effects of government regulation;
•    changes in tax laws;
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
•    planned acquisitions, divestitures and future capital expenditures;
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
•    the impact of ownership by Cerberus (through Keane Investor); and
•    the impact of our corporate governance structure.
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
As used in this Annual Report on Form 10-K, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Annual Report on Form 10-K, by dividing our total hydraulic horsepower by approximately 48,000 hydraulic horsepower.
As used in this Annual Report on Form 10-K, references to cannibalization of parked equipment refer to the removal of parts and components (such as the engine or transmission of a fracturing pump) from an idle hydraulic fracturing fleet in order to service an active hydraulic fracturing fleet.

BASIS OF PRESENTATION IN THIS ANNUAL REPORT ON FORM 10-K
The consolidated financial statements for the period from January 1, 2019 to October 31, 2019 reflect only the historical results of the Company prior to the completion of the C&J Merger. The financial statements have been prepared using the acquisition method of accounting under existing U.S. GAAP, which requires that one of the two companies in the C&J Merger be designated as the acquirer for accounting purposes. C&J and Keane determined that Keane was the accounting acquirer. Accordingly, consideration given by Keane to complete the C&J Merger was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the C&J Merger, with any excess purchase price allocated to goodwill.
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

PART I
Item 1. Business
General description of the business
NexTier Oilfield Solutions Inc. is a predominately U.S. land focused oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We provide our services through our operating subsidiaries to exploration and production (“E&P”) customers. Our integrated solutions approach is focused on delivering efficiency, and our ongoing commitment to innovation helps our customers capitalize on technological advancements. NexTier is differentiated through four points of distinction, including safety performance, efficiency, partnership and innovation.
We were formed under the name Keane Group, Inc. as a Delaware corporation on October 13, 2016, to be a holding corporation as part of an organizational restructuring of Keane Group Holdings, LLC, which was formed March 1, 2011, and its subsidiaries, for the purpose of facilitating the initial public offering of shares of common stock of the Company in 2017. On January 25, 2017, we consummated an initial public offering (“IPO”). To effectuate the IPO, we completed a series of transactions reorganizing our business, resulting in the Company being a holding company with no material assets other than its ownership of Keane Group. In connection with the restructuring, the Keane Group entities became wholly owned subsidiaries of the Company.
In continuation of our growth through acquisition strategy, since 2013 has notably resulted in the growth of the location and scale of our operational footprint, expansion of our customer base, addition of wireline operations, increase in our pumping capacity and expansion of our hydraulic fracturing operations by more than an additional 1,040,000 hydraulic horsepower, on October 31, 2019, we completed a merger transaction with C&J Energy Services, Inc., a publicly traded Delaware corporation. Pursuant to this transaction, C&J was ultimately merged with and into one of our wholly owned merger subsidiary, with our subsidiary continuing as the surviving entity. On the effective date of the C&J Merger, we changed our name to “NexTier Oilfield Solutions Inc.”
In March of 2020, we divested the legal entities and the majority of the assets that comprised our Well Support Services segment. We are currently organized into two reportable segments, consisting of:
•Completion Services, which consists of the following business lines: (1) fracturing services; (2) wireline and pumping services; and (3) completion support services, which includes our research and technology (“R&T”) department; and
•Well Construction and Intervention Services (“WC&I”), which consists of the following business lines: (1) cementing services and (2) coiled tubing services.

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
In addition, we offer wireline and pumping services that are not integrated with our fracturing services. We are one of the leading providers of perforating, pumpdown, pipe recovery, pressure pumping, and wellsite make-up and pressure testing services. We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in some of the most active onshore basins in the United States. Our in-house manufacturing capabilities through our R&T department allow us to manage costs and lead times with regard to hardware and perforating guns, switches and accessories, providing us with a competitive advantage and enabling higher returns.
In late 2020, we began evolving our completion service offerings to develop an integrated natural gas treatment and delivery solution. We believe this integration solution will assist our customers to reduce emissions at the wellsite and throughout their operations. This solution is focused on providing gas sourcing, compression, transport, decompression, treatment, and related services for our fracturing operations. We currently expect this additional integrated service to be available to our customers later in 2021.
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

Well Support Services segment
On March 9, 2020 we sold our Well Support Services Segment. For additional information on this transaction, see Note (21) Business Segments of Part II, “Item 8. Financial Statements and Supplemental Data.” Prior to the sale, our Well Support Services segment focused on post-completion activities at the well site, and includes rig services, such as workover, fluids management, and other specialty well site services. The majority of revenue for this segment was generated by our rig services business, and we considered our rig services and fluids management businesses to be our primary service lines within this reportable segment.
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
Business strategy
As part of our integration under the NexTier name, introspection by the resulting management team refined our business mission as one to responsibly grow and continuously improve our business in a way that maximizes shareholder value by taking care of our people, our customers, our communities and the environment. Our principal business objective is to deliver integrated, environmentally conscious completion services and power solutions that help enable our customers to safely and affordably unlock sources of energy. We believe that by successfully deploying this strategy, we can deliver industry leading returns and increase shareholder value. We maintain a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We expect to achieve this objective through:
•developing and expanding our relationships with existing and new customers;
•continuing our exemplary safety performance;
•investing further in driving efficiencies and environmental stewardship, including through our digital platform and evolving power solutions offering;
•maintaining a conservative balance sheet to preserve operational and strategic flexibility; and

•continuing to evaluate potential consolidation opportunities that strengthen our capabilities, increase our scale and create shareholder value.
For further discussion on the business strategies we plan to continue executing in 2021, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
Our customers primarily include major integrated and large independent oil and natural gas E&P companies. For the year ended December 31, 2020, we had two customer who individually represented more than 10% of our consolidated revenue. These two customers collectively represented 29% of our consolidated revenue and 11% of our total accounts receivable for the fiscal year ended December 31, 2020. For the year ended December 31, 2019, we had four customers who individually represented more than 10% of our consolidated revenue. These four customers collectively represented 55% of our consolidated revenue and 21% of our total accounts receivable for the fiscal year ended December 31, 2019. For the year ended December 31, 2018, we had three customers who individually represented more than 10% of our consolidated revenue. These three customers collectively represented 39% of our consolidated revenue and 45% of our total accounts receivable for the fiscal year ended December 31, 2018.
Competition and Sales
The markets in which we operate are highly competitive with significant potential for excess capacity. Projects are often awarded on a bid basis, which tends to increase the highly competitive nature of the environment in which we operate. We provide services in various geographic regions, predominately across the U.S., and the competitive landscape varies in each. Utilization and pricing for our services have from time to time been negatively affected by increases in supply relative to demand in our operating areas and geographic markets. This was exacerbated in 2020 due to the COVID-19 pandemic and other oil and gas market drivers. See additional discussion in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our major competitors for both our Completions Services and Well Construction and Intervention Services segments include FTS International, Inc., Halliburton Company, Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc., Schlumberger Limited, Superior Energy Services, Inc. and U.S. Well Services. We also compete regionally in each segment with a significant number of smaller service providers.
Historically, our core competitive factors in the markets we serve have been our multi-basin service capability and close proximity to our customers, technical expertise, equipment reliability, work force competency, efficiency, safety record, reputation, experience and prices. While these factors continue to dominate, we believe that our customers have begun to look beyond these core requirements to prefer suppliers that can provided integrated solutions that align the incentives of operators and service providers.
While we seek to be competitive in our pricing, we believe many of our customers have elected to work with us based on our customer-tailored partnership approach, our safety record, the performance and competency of our crews and the quality of our equipment and our services. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency, resulting in cost effective operations and a safe working environment. NexTier has also been developing and building its digital program for some time. We believe our digital program, continued investment in diesel substitution (such as duel fuel capabilities), and our integrated natural gas treatment and delivery solution are important to achieving emissions reductions initiatives, both for us and our customers, and provide a competitive differentiating factor.
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
For the year ended December 31, 2020, purchases from our largest supplier represented approximately 5% of the Company’s overall purchases.
Research & technology and intellectual property
We have invested in technological advancement, including the development of a state-of-the-art Innovation Center staffed by a team of highly skilled digital professionals and engineers. Our innovation efforts have been focused on fit-for-purpose solutions designed to enhance our service offerings, increase efficiencies, lower our operating costs, optimize capital expenditures and add value for our customers. This includes developing an innovative digital infrastructure, NexHub, which is an internal, real-time, digital platform that allows around-the-clock remote operations support across our active fleets. Driven by artificial intelligent logistics and digital operations engineering, NexHub provides key benefits of remote operations to allow for less employees at the well-site, extended equipment life through equipment health monitoring with machine learning and generated alerts, rapid response and adjustment to changing wellsite and equipment conditions, enhanced service quality, and powers data driven decisions.
Our research and development and digital initiatives generate recurring cost savings for our integrated completion services operations, which is central to our overall strategy of proactively managing our costs to maximize returns. Several of these investments provide value-added products and services that, in addition to producing revenue, are creating increasing demand from key customers. In our day-to-day operations, we utilize equipment and products manufactured by our vertically integrated businesses which are managed through our Innovation Center, and we may also sell such equipment and products to third-party customers in the global energy services industry. We believe that our focus on innovation, with the objective of reducing costs and improving sustainability of our operations, provides a strategic benefit through the ability to fund, develop, and implement new technologies and quickly respond to changes in customer requirements and industry demand.
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
Human Capital Resources
NexTier is committed to conducting our activities in a safe and responsible manner, while fostering a culture to treat every person with respect and dignity. We seek to attract, retain and develop high quality talent who can drive the success of our business while emulating our core values.
Health and Safety
In our industry, a strong safety record is key to attracting and retaining top-tier customers and employees. We believe we are among the safest service providers in the industry. In 2020, we achieved a total recordable incident rate of 0.42, which is substantially less than the 1.00 incident rate derived from an industry average from 2016 to 2019. We believe total recordable incident rate is a reliable measure of safety performance.

We offer comprehensive health and welfare, disability, and retirement benefits to eligible employees. The core health and welfare benefits are supplemented with discount programs for health-related goods and services, a variety of voluntary benefits and paid time off programs. Health benefits include low-cost telehealth services as well as mental and behavioral health resources, including on-demand access to an Employee Assistance Program (EAP) for employees and their dependents.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home for periods of time, while implementing additional safety measures for employees continuing critical on-site work. To maintain minimized exposure points, a flex-work program was developed and deployed in an effort to balance time in the office with remote work from home. To mitigate COVID-19 exposure further pro-active measures have been implemented including, among other things, additional hand sanitizer stations; temperature check kiosks at the entrance to our corporate headquarters; eliminating guests to campuses; shifting all meetings to a virtual format; closing meeting rooms and common/shared areas in the office such as cafeterias and fitness rooms; mandatory face mask wearing (unless the person is eating or alone at work station); installation of signage for CDC guideline distancing and other reminders, and established absence management and tracing protocols to reduce transmission risk. Frequent and consistent communication efforts reinforce the importance of these health and safety measures.

Growth and Development
Hiring, developing and retaining quality employees is important to maximize the success of our operations. We actively foster a learning culture where employees are empowered to drive their career progression, supporting professional development and providing an on-demand learning platform. Competency assessments drive skill development plans and succession plans drive leadership development plans. To further support these objectives, we have designed human resources programs to:
•Enhance the company culture through employee experiences, policies and practices aimed at making the workplace more safe, healthy and inclusive;
•Align leader and team member behaviors to our purpose;
•Facilitate talent acquisition to create a high-performing and diverse workforce;
•Reward employees through competitive pay and benefits;
•Develop employees at all levels through learning strategies focused on new skills required to support operational excellence and advancement within the Company; and
•Evolve and invest in technology and other resources that enable employees to learn and grow more effectively.

General
As of December 31, 2020, we had 1,969 employees, of which, approximately 73% were compensated on an hourly basis. This was approximately a 70% decrease from the 6,525 employees we had on December 31, 2019, and reflects the Company’s ongoing initiative to streamline its cost structure to ensure the Company has the most appropriate model in place to navigate the current market conditions stemming from, among other things, the impacts of COVID-19 and the resulting unforeseeable business circumstances, and to position the Company for success as the market recovers.
Our employees are neither covered by collective bargaining agreements, nor are they members of labor unions. While we consider our relationship with our employees to be satisfactory, disputes may arise over certain classifications of employees that are customary in the oilfield services industry. We are not aware of any other potentially adverse matters involving our employment practices on a company-wide level.
Material Government Regulation
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
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (“RCRA”), and analogous state laws generally excludes oil and gas exploration and production wastes (e.g., drilling fluids, produced waters) from regulation as hazardous wastes. However, these wastes remain subject to potential regulation as solid wastes under RCRA and as hazardous waste under other state and local laws. Wastes from some of our operations (such as, but not limited to, our chemical development, blending and distribution operations, as well as some maintenance and manufacturing operations) are or may be regulated under RCRA and analogous state laws under certain circumstances. Further, any exemption or regulation under RCRA does not alter treatment of the substance under CERCLA. The impact of future revisions to environmental laws and regulations cannot be predicted. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. Removal of RCRA’s exemption for exploration and production wastes has the potential to significantly increase waste disposal costs, which in turn will result in increased operating costs and could adversely impact our business and results of operations. Naturally Occurring Radioactive Materials (“NORM”) may contaminate extraction and processing equipment used in the oil and natural gas industry. The waste resulting from such contamination is regulated by federal and state laws. Standards have been developed for: worker protection; treatment, storage, and disposal of NORM and NORM waste; management of NORM-contaminated waste piles, containers and tanks; and limitations on the relinquishment of NORM contaminated land for unrestricted use under RCRA and state laws. It is possible that we may incur costs or liabilities associated with elevated levels of NORM.
The Federal Water Pollution Control Act (the “Clean Water Act”) and comparable state statutes impose restrictions and strict controls regarding the discharge of pollutants into waters of the United States or state waters. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the EPA or applicable state agencies. The Clean Water Act also prohibits the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Clean Water Act program predictability and consistency have been uncertain for several years due to regulatory changes concerning clarity as to the scope of ‘waters of the United States’ federally regulated under the Act and litigation over those changes. The process for obtaining permits required by the Clean Water Act and analogous state laws has the potential to delay the development of natural gas and oil projects. Also, spill prevention, control and countermeasure regulations imposed under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak.
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
There has been increasing public controversy regarding hydraulic fracturing and its use of fracturing fluids, including potential impacts of the process on drinking water supplies, on the use of water and the potential for impacts to surface water, groundwater and the general environment. Companion bills entitled the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) were first introduced in the United States Congress in 2009 and successor bills have been reintroduced in the House of Representatives on multiple occasions, most recently in July 2019. The 116th Congress did not act on that legislation before the session adjourned on January 3, 2021; it is possible that a version of the FRAC Act could be introduced for consideration by the 117th Congress. If the FRAC Act and other similar legislation were to pass, the legislation could significantly alter regulatory oversight of hydraulic fracturing. Currently, unless the fracturing fluid used in the hydraulic fracturing process contains diesel fuel, hydraulic fracturing operations are exempt from permitting under the Underground Injection Control (“UIC”) program established by the SDWA, but are subject to regulation by state oil and gas commissions. The FRAC Act would remove this exemption and subject hydraulic fracturing operations to permitting requirements under the UIC program. The FRAC Act and other similar bills propose to also require persons conducting hydraulic fracturing to disclose the chemical constituents of their fracturing fluids to a regulatory agency, although they would not require the disclosure of the proprietary formulas except in cases of emergency. Currently, several states require public disclosure of non-proprietary chemicals on FracFocus.org and other equivalent Internet sites. Disclosure of our proprietary chemical formulas to third parties or to the public, even if inadvertent, could diminish the value of those formulas and could result in competitive harm to our business. Moreover, in response to seismic events near underground injection wells used for the disposal of oil and gas-related wastewater, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have imposed volumetric injection limits, shut down or imposed moratoria on the use of such injection wells. At this time, it is not clear what action, if any, the United States Congress will take on the FRAC Act or other related federal and state bills, or the ultimate impact of any such legislation.
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
The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants from specified sources. We are or may be required to obtain federal and state permits in connection with certain operations conducted in our manufacturing and maintenance facilities. These permits impose certain conditions and restrictions on our operations, some of which require significant expenditures for filtering or other emissions control devices at each of our manufacturing and maintenance facilities. Changes in these requirements, or in the permits we operate under, could increase our costs or limit certain activities. Many of these regulatory requirements, including New Source Performance Standards and Maximum Achievable Control Technology standards, have been made more stringent over time as a result of stricter national ambient air quality standards (“NAAQS”) and other air quality protection goals adopted by the EPA. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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
The trajectory of future greenhouse regulations remains unsettled. In March 2014, the White House announced its intention to consider further regulation of methane emissions from the oil and gas sector. It is unclear whether Congress will take further action on greenhouse gases, for example, to further regulate greenhouse gas emissions or alternatively to statutorily limit the EPA’s authority over greenhouse gases. However, almost one-half of the states have established or joined GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry and, therefore, could reduce the demand for our products and services.

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
Interstate motor carrier operations are subject to safety requirements prescribed by DOT. To a large degree, intrastate motor carrier operations are subject to safety regulations that mirror federal regulations. Such matters as weight and dimensions of equipment are also subject to federal and state regulations. DOT regulations also mandate drug testing of drivers. From time to time, various legislative proposals are introduced, including proposals to increase federal, state or local taxes, including taxes on motor fuels, which may increase our costs or adversely impact the recruitment of drivers. We cannot predict whether, or in what form, any increase in such taxes applicable to us will be enacted.
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

Item 1A. Risk Factors
RISK FACTORS
An investment in our securities involves a variety of risks. In addition to the other information included or incorporated by reference in this annual report, the following risk factors should be carefully considered, as they could have a significant adverse impact on our business, financial condition and results of operations. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present material risks to our operations. In addition, the global economic and political climate amplifies many of these risks. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
Summary of Risk Factors
A summary of significant risks that could materially adversely impact our business, financial condition or results of operations include:

Risks Related to Our Industry:
•Continuing coronavirus (COVID-19) impacts;
•Cyclical/seasonal business and dependence upon spending of our customers (which is volatile);
•Instability of crude oil and natural gas commodity prices;
•Adverse weather conditions impact demand services and influence costs;
•Competition and availability of equipment within the oilfield services industry affects use and price of services;
•The energy services industry’s inherent hazards;
•Competition among oilfield service and equipment providers, including impact of each provider’s reputation for environmental impact, safety and quality;
•Oilfield anti-indemnity provisions in many states that restrict or prohibit risk mitigation strategies, such as indemnification;
•New technologies developed by third parties impacting competitiveness;
•Laws and regulations regarding health, safety and protection of the environment increasing costs of doing business, penalties, damages or costs of remediation or implicate corrective measures;
•Legislative and regulatory initiatives prohibiting or impairing hydraulic fracturing operations;
•Laws and regulations addressing greenhouse gases and climate change; and
•Changes in transportation regulations increasing costs or administrative burdens.
Risks Related to Our Business
•Loss of customers;
•Detrimental performance by, or credit risk of, our customers;
•High capital costs of maintenance, upgrades, refurbishment and replacement of assets;
•Ability to employ a sufficient number of key employees, technical personnel and qualified workers;
•Overcommitments to certain supply agreement;
•Delays in deliveries, increases in costs or unavailability of key materials for our operations;
•Litigation and other proceedings, including claims for personal injury and property damage;
•Challenges obtaining or renewing permits or authorizations for our or our customers’ operations;

•Successful identification and consummation of beneficial acquisitions;
•Time-consuming and costly integration of any acquisitions;
•Increased labor costs or failure to attract and retain qualified employees;
•Failure of our information technology systems;
•Cyber security risks;
•Failure of internal controls; and
•Violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.
Risks Related to Our Indebtedness
•Our substantial level of indebtedness;
•Ability to incur additional debt, despite our current indebtedness levels;
•Restrictive covenants in our agreements governing our indebtedness;
•Our variable rate debt that is subject to interest rate fluctuations;
•Restriction on our ability to raise capital on favorable terms, or at all; and
•Potential reduction or expiration of our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes.
Risks Related to Our Common Stock
•The price of our common stock may be volatile or may decline regardless of our operating performance;
•You may not be able to resell your shares at or above the public offering price;
•The market price of our common stock could decline and our stockholders may be diluted if large blocks of stock become available in the market;
•We do not currently pay dividends;
•We have no requirement to execute on any capital return program;
•Stockholders may be diluted by the future issuance of additional common stock;
•Keane Investor and Cerberus own a significant amount of our common stock and continue to have significant influence over us;
•Stockholder actions and/or acquisition of the Company is impacted by restrictive provisions in our charter documents, certain agreements governing our indebtedness, our Stockholders’ Agreement (as defined herein) and Delaware law; and
•The Court of Chancery of the State of Delaware is the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders under our formation documents.
Discussion of Risk Factors
Risks Related to Our Industry
The COVID-19 pandemic has significantly reduced demand for our services and has adversely impacted our financial condition, results of operations and cash flows.
The COVID-19 pandemic is ongoing, and it is uncertain when it’s impact on the world will wane. The effects of the COVID-19 pandemic, including actions taken by businesses and governments, resulted in a significant and swift reduction in U.S. and international economic activity beginning in the first quarter of 2020. These effects have adversely affected the demand for oil and natural gas, which has resulted in a reduction in demand for our services. This demand reduction has had, and is expected to continue to have for the duration of such reduced demand for our services, an adverse impact on our revenue, which may be material.

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
The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from it, could also exacerbate other risk factors that we identify in this Annual Report on Form 10-K. We may also continue to see an increase in the volume of litigation, including contract claims (some of which may result from force majeure claims) and employment related claims.
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
Our business is cyclical, and we depend on the willingness of our customers to make expenditures to explore for, develop and produce oil and natural gas from predominantly United States (“U.S.”) onshore unconventional resources. The willingness of our customers to undertake these activities depends largely upon prevailing industry and financial market conditions that are influenced by numerous factors over which we have no control, including:
•the impacts of the COVID-19 pandemic;
•prices and expectations about future prices for oil and natural gas;
•domestic and foreign supply of, and demand for, oil and natural gas and related products;
•the level of global and domestic oil and natural gas inventories;
•the supply of and demand for hydraulic fracturing and other oilfield services and equipment in the U.S. and the areas in which we operate;
•the cost of exploring for, developing, producing and delivering oil and natural gas;
•the availability of adequate pipeline, storage and other transportation capacity;
•lead times associated with acquiring equipment and products and availability of qualified personnel;
•the rates at which new oil and natural gas reserves are discovered;
•federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;
•the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•geopolitical developments, political instability and recent (and potential future) armed hostilities in oil and natural gas producing countries;
•actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies (“OPEC+”) relating to oil price and production controls;

•advances in exploration, development and production technologies or in technologies affecting energy consumption;
•the price and availability of alternative fuels and energy sources;
•disruptions due to natural disasters, unexpected or extreme weather conditions, public health crises (such as coronavirus) and similar factors;
•merger and divestiture activity amongst oil and natural gas producers;
•uncertainty in capital and commodities markets and the ability of oil and natural gas producers and oil and natural gas midstream operators to raise equity capital and debt financing;
•investor and activist focus on corporate social responsibility and sustainability; and
•U.S. federal, state and local and non-U.S. governmental regulations and taxes.
As we have experienced since late March of 2020, the volatility of the oil and natural gas industry and the resulting impact on exploration and production activity could adversely impact the level of drilling and completion activity by some of our customers. This volatility may result in a decline in the demand for our services or adversely affect the price of our services. In addition, material declines in oil and natural gas prices, or drilling or completion activity in the U.S. oil and natural gas shale regions, could have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Furthermore, a decrease in the development of oil and natural gas reserves in the U.S. may also have an adverse impact on our business, even in an environment of strong oil and natural gas prices.
A decline in or substantial volatility of crude oil and natural gas commodity prices could adversely affect the demand for our services.
The demand for our services is substantially influenced by current and anticipated crude oil and natural gas commodity prices, the related level of drilling and completion activity and general production spending in the areas in which we have operations. Volatility or weakness in crude oil and natural gas commodity prices (or the perception that crude oil and natural gas commodity prices will decrease) affects the operational and capital spending patterns of our customers, and the products and services we provide are, to a substantial extent, deferrable in the event oil and natural gas companies reduce capital expenditures. During periods of declining oil and natural gas prices or when pricing remains depressed, such as during the COVID-19 pandemic, our customer base may experience significant declines in drilling, completion and production activities, which in turn may result in reduced utilization and increased competition and pricing pressure to varying degrees across our service lines and operating areas.
Historically, prices for crude oil and natural gas have been extremely volatile, and these prices are expected to experience continued volatility. For example, since 2015, crude oil prices have ranged from a high of $77.41 per barrel in 2018 to a low of ($36.98) per barrel in 2020. During 2020, NYMEX crude oil prices ranged from approximately $(36.98) to $63.27 per barrel, with natural gas prices ranging from $1.33 per million British thermal units (“MMbtu”) to $3.14 per MMbtu. Continued price volatility for oil and natural gas is expected during 2021.
Worldwide military, political and economic events, including initiatives by OPEC+, affect both the demand for, and the supply of, oil and natural gas. Weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand, commercial development of economically viable alternative energy sources (such as wind, solar, geothermal, tidal, fuel cells and biofuels), fuel conservation measures, the availability of pipeline capacity and other factors that will be beyond our control may also affect the supply of, demand for, and price of oil and natural gas. This, in turn, could result in lower demand for our services and cause lower pricing and utilization levels for our services.

Adverse weather conditions could impact demand for our services or materially impact our costs.
Our business could be materially adversely affected by adverse weather conditions. Our operations and the operations of our customers may be adversely affected by seasonal weather conditions, severe weather events and natural disasters. For example, periods of drought, hurricanes, tropical storms, heavy snow, ice or rain may result in customer delays and other disruptions to our services, including availability of key products such as sand and water. Repercussions of adverse weather conditions may include:
•curtailment of services;
•weather-related damage to facilities and equipment, resulting in delays in operations;
•inability to deliver equipment, personnel and products to job sites in accordance with contract schedules;
•increase in the price of key products or insurance; and
•loss of productivity.
Competition and availability of excess equipment within the oilfield services industry may adversely affect our ability to market and price our services.
The oilfield services industry is highly competitive. The principal competitive tactics in our markets are generally price, technical expertise, the availability and condition of equipment, work force capability, safety record, reputation and experience. Furthermore, as a result of this competition, available equipment in the markets in which one or more of our product lines competes at times may exceed the demand for such equipment. This excess supply of equipment may result from many factors, including without limitation, a low commodity price environment, increase in the construction of new equipment, or reactivation and improvement of existing equipment. Excess capacity may result in substantial competition for a diminishing amount of demand and/or significant price competition, which could have a material adverse effect on our results of operations, financial condition and prospects.
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
Risks inherent to our industry can cause personal injury, loss of life, suspension of or impact upon operations, damage to geological formations, damage to facilities, business interruption and damage to, or destruction of, property, equipment and the environment. Such risks may include, but are not limited to:
•equipment defects;
•vehicle accidents;
•fires, explosions or uncontrollable flows of gas or well fluids;
•unusual or unexpected geological formations or pressures and industrial accidents;
•blowouts;
•cratering;
•loss of well control;
•collapse of the borehole; and
•damaged or lost drilling and well completions equipment.
Catastrophic or significantly adverse events can occur at well sites where we conduct our operations, including explosions, fires, personal injuries, property damage, pollution, clean-up responsibility and regulatory responsibility. In response, we typically seek indemnities, releases and limitations on liability in our contracts with our customers, together with liability insurance coverage, to protect us from potential liability related to such occurrences. However, it is possible that customers or insurers could seek to avoid such provisions (or compliance with such provisions) or be financially unable to meet their obligations, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. Such agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts, whether enacted/amended in the future or currently in existence, may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
Our operations are subject to stringent federal, state, local and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, greenhouse gasses, areas that are not in attainment with air quality standards, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including potential emissions affecting clean air, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of or restrictions in permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of or restrictions in permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services; thereby possibly having a material adverse impact on our financial condition. Given the recent administration change in the United States, we expect that the regulations around the oil and gas industry may increase and/or become stricter, which may further any potential material adverse impact on our financial condition.
If we do not perform in accordance with government, industry, customer or our own health, safety and environmental standards (including standards put in place related to the COVID-19 pandemic), we could lose business from our customers, many of whom have an increased focus on environmental, health and safety issues.
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
Disruption caused by business and governmental responses to the COVID-19 pandemic has created increased vulnerability to loss of customers or loss of long-term contracts as demand for oilfield services has decreased and competition for the available jobs has increased. We may be unable to replace dedicated contracts that were terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms.
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
The delivery of our services and products requires personnel with specialized skills and experience who can perform physically demanding work. As a result of the volatility in the energy service industry and the demanding nature of the work, workers may choose to pursue employment with our competitors or in fields that offer a less demanding work environment. In addition, since the onset of the COVID-19 pandemic, we may not have sufficient employees who are able to work at job sites, due to illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers, or health and safety protocols.

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
We depend heavily on the efforts of executive officers, managers and other key employees to manage our operations. The unexpected loss or unavailability of key members of management or technical personnel (including due to illness related to COVID-19) may have a material adverse effect on our business, financial condition, prospects or results of operations.
Our commitments under supply agreements could exceed our requirements, exposing us to risks including price, timing of delivery and quality of products and services upon which our business relies.
We have purchase commitments with certain vendors to supply a majority of the proppant that we may provide in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. If demand for our hydraulic fracturing services decreases, our need for the raw materials and products we supply as part of these services also decreases. If demand decreases enough, we could have contractual minimum commitments that exceed the required amount of goods we need to supply to our customers. In this instance, we could be required to purchase goods that we do not have a present need for, pay for goods that we do not take delivery of or pay prices in excess of market prices at the time of purchase. We may not be able to reduce, extend, eliminate or otherwise address near-term obligations to our satisfaction, which could result in an adverse effect on our financial condition.
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
The nature of our business makes us susceptible to legal proceedings and governmental audits and investigations from time to time. In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us that could have a material adverse effect on our business, financial condition and results of operations. Similarly, any legal proceedings or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our legal and environmental contingencies for the years ended December 31, 2020, 2019 and 2018.
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
•    new or expanded areas of operational risk (such as offshore, international operations, or power production services) and related costs and demands of any applicable regulatory compliance; and
• diversion of management’s attention from existing operations or other priorities.
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
Part of our strategy includes pursuing acquisitions that we believe will be accretive to our business. If we consummate an acquisition, such as the C&J Merger in 2019, the process of integrating the acquired business may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including, but not limited to:
•a failure of our due diligence process to identify significant risks or issues;
•the loss of customers of the acquired company or our company;
•customers or suppliers may seek to modify contractual obligations with us;
•negative impact on the brands or banners of the acquired company or our company;
•a failure to maintain or improve the quality of our customer service;
•difficulties assimilating the operations and personnel of the acquired company;

•our inability to retain key personnel of the acquired company;
•the incurrence of unexpected expenses and working capital requirements;
•our inability to achieve the financial and strategic goals, including synergies, for the combined businesses;
•difficulty in maintaining internal controls, procedures and policies;
•mistaken assumptions about the overall costs of equity or debt; and
•unforeseen difficulties operating in new product areas or new geographic areas.
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
A failure of our information technology systems, including our enterprise resource planning system and our digital hub, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely affect the effectiveness of our internal control over financial reporting.
We rely on sophisticated information technology systems and infrastructure to support our business. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, cyber-attacks or other security breaches or similar events. A failure or prolonged interruption in our information technology systems, including our digital logistics platform, or difficulties encountered in upgrading our systems or implementing new systems that compromises our ability to meet our customers’ needs or impairs our ability to record, process and report accurate information, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In 2020, we integrated our enterprise resource planning (“ERP”) systems from each of the legacy entities to the C&J Merger that assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP system integration is complex and involves changes to business processes and, possibly, adjustments to internal control over financial reporting. The integration of the ERP system is complete, but refinements and work around inter-related system and processes is ongoing. These efforts and the recently implemented ERP system may prove to be more difficult, costly, or time consuming than expected, and there can be no assurance that this system will continue to be beneficial to the extent anticipated. Any disruptions, delays or deficiencies in our ERP system, particularly ones that impact our financial reporting and accounting systems or our ability to provide services, send invoices, track payments or fulfill contractual obligations, could adversely affect our business, financial condition, results of operations and cash flows. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be impacted, which could cause us to fail to meet our reporting obligations.
We are subject to cyber security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. We use these technologies for internal purposes, including data storage (which may include personal identification information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders), processing, and transmissions, as well as in our interactions with customers and suppliers. For example, we depend on digital technologies to perform many of our services and processes and to record operational and financial data. At the same time, cyber incidents, which could include, among other things, deliberate attacks, unintentional events, computer viruses, malicious or destructive code, ransomware, social engineering attacks (including phishing and impersonation), hacking, denial-of-service attacks and other attacks and similar disruptions from the unauthorized use of or access to computer systems, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, as well as those of our customers, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information, personal information and other data, or other disruption of our business operations. In addition, certain cyber incidents, such as unauthorized surveillance, may remain undetected for an extended period of time. Our systems and insurance coverage for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses we may experience as a result of the realization of such risks. In addition, these risks could harm our reputation and our relationships with customers, suppliers, employees, and other third-parties, and may result in claims against us, including liability under laws that protect the privacy of personal information. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate the effects of cyber incidents.
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

Risks Related to Our Indebtedness
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of December 31, 2020, we had $335.5 million of debt outstanding, net of discounts and deferred financing costs (not including finance lease obligations). After giving effect to our borrowing base, we had approximately $73.5 million of availability under our 2019 ABL Facility (as defined herein).
Our substantial indebtedness could have important consequences. For example, it could:
•adversely affect the market price of our common stock;
•increase our vulnerability to interest rate increases and general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, including acquisitions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•limit our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements; and
•place us at a competitive disadvantage compared to our competitors that have less debt.
In addition, we cannot assure you that we will be able to refinance any of our debt, or that we will be able to refinance our debt on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:
•sales of assets;
•sales of equity; or
•negotiations with our lenders to restructure the applicable debt.
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
Disruptions in the capital and credit markets(which have and may continue to be impact by COVID-19), in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Continued low commodity prices, among other factors, have caused some lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt at maturity on favorable terms, or at all, and in certain instances have reduced or ceased to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms or at all, it could adversely affect our business, financial condition and results of operations.
Ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation under Section 382 of the Internal Revenue Code, and NOLs and other tax attributes is subject to reduction, causing less NOL or tax deductions to be available to offset future taxable income for U.S. federal income tax purpose.
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses (“NOLs”) carried forward from prior years. As of December 31, 2020, we reported consolidated federal NOL carryforwards of approximately $1.2 billion of which $804.6 million are pre-change NOL's subject to limitation. Our ability to utilize our NOL carryforwards to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of our stock have aggregate increases in their ownership of such stock of more than 50 percentage points over such stockholders’ lowest ownership percentage during the testing period (generally a rolling three year period). We believe we experienced an ownership change in October 2019 as a result of the C&J Merger. We also believe we experienced an ownership change in January 2017 as a result of the implementation of the IPO. Thus our pre-change

NOLs are subject to limitation under Section 382 of the Code as a result. Such limitation may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause a portion of our pre-change NOLs generated prior to 2018 to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.
Risks Related to Our Common Stock
The price of our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the public offering price.
The market price for our common stock is volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including
•the failure of securities analysts to cover, or continue to cover, our common stock or changes in financial estimates by analysts;
•changes in, or investors’ perception of, the oil field services industry, including hydraulic fracturing;
•the activities of competitors;
•future issuances and sales of our common stock, including in connection with acquisitions;
•our quarterly or annual earnings or those of other companies in our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•regulatory or legal developments in the U.S.;
•litigation involving us, our industry, or both; and
•general economic conditions.
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
We may not have an active capital return program, and such programs may not have the desired effect.
In December 2019, our board of directors approved a capital return program under which we had the authority to expend up to $100 million through December 31, 2020, through stock repurchases, dividends or other capital return strategies. While, as part of the capital return program, our board of directors had approved a stock repurchase program of up to $50 million of the Company's common stock, in light of events of 2020, no share repurchases or other capital return programs were made prior to the expiration of the capital return program. We can provide no assurance any similar programs will be implemented in the future, or that if implemented, that we will repurchase our common stock pursuant to such share repurchase program.
Although our board of directors has approved share repurchase programs in the past, they generally have not obligated us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, would depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. Any future repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Furthermore, a share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Although share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
Our stockholders may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.
We have 284,840,314 shares of common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2020, we have 15,584,151 shares of our common stock available for award that may be issued under our equity incentive plans. Any common stock that we issue, including under our equity incentive plans or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.
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
Cerberus currently controls approximately 18.7% of our common stock. Even though Cerberus no longer controls a majority of our common stock, Cerberus continues to have significant influence over us, including the election of our directors, determination of our corporate and management policies and determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of our nine directors are employees of, appointees of, or advisors to, members of Cerberus. The interests of Cerberus may not coincide with the interests of other holders of our common stock. For example, the concentration of ownership held by Cerberus could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to directly or indirectly own a significant amount of our equity, Cerberus will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
In addition, if Cerberus through Keane Investor decides to sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that Keane Investor might sell shares of common stock could also create a perceived overhang and depress our market price.
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
In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions are as follows:
•on or after such date that Keane Investor and its respective Affiliates (as defined in Rule 12b-2 of the Exchange Act, or any person who is an express assignee or designee of Keane Investor’s respective rights under our certificate of incorporation (and such assignee’s or designee’s Affiliates)) (of these entities, the entity that is the beneficial owner of the largest number of shares is referred to as the “Designated Controlling Stockholder”) ceases to own, in the aggregate, at least 50% of the then-outstanding shares of our common stock (the “50% Trigger Date”),the authorized number of our directors may be increased or decreased only by the affirmative vote of two-thirds of the then-outstanding shares of our common stock or by resolution of our board of directors;
•on or after the 50% Trigger Date, our stockholders may only amend our bylaws with the approval of at least two-thirds of all of the outstanding shares of our capital stock entitled to vote;
•the manner in which stockholders can remove directors from the board will be limited;
•on or after the 50% Trigger Date, stockholder actions must be effected at a duly called stockholder meeting and actions by our stockholders by written consent are prohibited;
•from and after such date that the Designated Controlling Stockholder ceases to own, in the aggregate, at least 35% of the then-outstanding shares of our common stock (the “35% Trigger Date”), advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors will be established;
•who may call stockholder meetings is limited;

•requirements on any stockholder (or group of stockholders acting in concert), other than, prior to the 35% Trigger Date, the Designated Controlling Stockholder, who seeks to transact business at a meeting or nominate directors for election to submit a list of derivative interests in any of our Company’s securities, including any short interests and synthetic equity interests held by such proposing stockholder;
•requirements on any stockholder (or group of stockholders acting in concert) who seeks to nominate directors for election to submit a list of “related party transactions” with the proposed nominee(s) (as if such nominating person were a registrant pursuant to Item 404 of Regulation S-K, and the proposed nominee was an executive officer or director of the “registrant”); and
•our board of directors is authorized to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.
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
Litigation Related to the C&J Merger
In connection with the Merger Agreement and the transactions contemplated thereby the following complaints were filed: (i) one putative class action complaint was filed in the United States District Court for the District of Colorado by a purported C&J stockholder on behalf of himself and all other C&J stockholders (excluding defendants and related or affiliated persons) against C&J and members of the C&J board of directors, (ii) two putative class action complaints were filed in the United States District Court for the District of Delaware by a purported C&J stockholder on behalf of himself and all other C&J stockholders (excluding defendants and related or affiliated persons) against C&J, members of the C&J board of directors, the Company and Merger Sub, (iii) one putative class action complaint was filed in the United States District Court for the Southern District of Texas by a purported stockholder of the Company on behalf of himself and all other stockholders of the Company (excluding defendants and related or affiliated persons) against the Company and members of its board of directors, and (iv) one putative class action was filed in the Delaware Chancery Court by a purported stockholder of the Company on behalf of himself and all other stockholders of the Company (excluding defendants and related or affiliated persons) against members of the Company's board of directors. The five stockholder actions are captioned as follows: Palumbos v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-02386 (D. Colo.), Wuollet v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-01411 (D. Del.), Plumley v. C&J Energy Services, Inc., et al., Case No. 1:19-cv-01446 (D. Del.), Bushansky v. Keane Group, Inc. et al., Case No. 4:19-cb-02924 (S.D. Tex) and Woods v. Keane Group, Inc., et al., Case No. 2019-0590 (Del. Chan.) (collectively, the "Stockholder Actions").
In general, the Stockholder Actions allege that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, or aided and abetted in such alleged violations, because the Registration Statement on Form S-4 filed with the SEC on July 16, 2019 in connection with the proposed C&J Merger allegedly omitted or misstated material information.
The Stockholder Actions seek, among other things, injunctive relief preventing the consummation of the C&J Merger, unspecified damages and attorneys' fees. C&J, the Company and the other named defendants believe that no supplemental disclosures were required under applicable laws; however, to avoid the risk of the Stockholder Actions delaying the C&J Merger and to minimize the expense of defending the Stockholder Actions, and without admitting any liability or wrongdoing, C&J and the Company filed a Form 8-K on October 11, 2019 making certain supplemental disclosures in connection with the C&J Merger. Following those supplemental disclosures, plaintiffs in the Woods and Bushansky actions voluntarily dismissed their claims as moot on October 16, 2019 and October 29, 2019, respectively. The Company subsequently agreed to pay $125,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Woods action, and the remaining cases were settled and dismissed as well. No shareholder litigation is currently pending arising out of the C&J Merger.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the symbol “NEX”. On February 22, 2021, the last reported sales price of our common stock on the NYSE was $4.16 per share.
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
The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index, the Standard & Poor’s MidCap Index, the Oilfield Service Index and a composite average of publicly traded peer companies (Nine Energy Services, Inc., FTS International, Inc., Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Holding Corp., U.S. Well Services, Inc., and RPC, Inc.), since January 20, 2017.
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

Holders
As of February 22, 2021, we had 215,159,686 shares of common stock issued and outstanding, held by approximately 9 registered holders. The number of registered holders does not include holders that have common stock held for them in “street name,” meaning that the stock is held for their accounts by a broker or other nominee.
Dividends
We have not paid any cash dividends on our common stock to date. However, our board of directors may consider the payment of dividends in the future based on our levels of profitability and indebtedness. The declaration and payment of any future dividends will be at the sole discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other considerations that our board of directors deems relevant. Our board of directors may decide, in its discretion, at any time, to modify or repeal the dividend policy or discontinue entirely any payment of dividends.
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
On December 11, 2019, we announced that our board of directors had authorized a stock repurchase program of up to $50 million of our outstanding common stock. The program did not obligate us to purchase any particular number of shares of common stock during any period, and no shares were repurchased under the program prior to its expiration on December 31, 2020.
Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
October 1, 2020 through October 31, 2020	4,922	$1.97	—	$50,000,000
November 1, 2020 through November 30, 2020	1,165	$1.95	—	$50,000,000
December 1, 2020 through December 31, 2020	129,216	$3.60	—	$50,000,000
Total	135,303	$3.52	—	$50,000,000

(1) On December 11, 2019, the Company announced the board of directors approved a new share repurchase program for up to $50.0 million through December 31, 2020. This share repurchase program expired on December 31, 2020 with no shares having been repurchased under the program.
(2) Consists of shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

Item 6. Selected Financial Data
The selected financial data for the periods presented was derived from our audited consolidated financial statements. The selected historical financial data presented below is not intended to replace our historical financial statements, and should be read in conjunction with Part I, “Item 1A. Risk Factors,” Part II, “Item 7. Management’s Discussion and Analysis of Financial and Results of Operations” and our audited consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report in order to understand those factors, such as the C&J Merger, which may affect the comparability of the Selected Financial Data.

	Year Ended December 31,
	2020	2019(1)	2018	2017(2)	2016(3)
(in thousands of dollars, except per share amounts)
Statement of Operations Data:
Revenue	$1,202,581	$1,821,556	$2,137,006	$1,542,081	$420,570
Cost of services(4)	1,032,574	1,403,932	1,660,546	1,282,561	416,342
Depreciation and amortization	302,051	292,150	259,145	159,280	100,979
Selling, general and administrative expenses	144,147	123,676	113,810	84,853	36,615
Merger and integration	32,539	68,731	448	8,673	16,540
(Gain) loss on disposal of assets	(14,461)	4,470	5,047	(2,555)	(387)
Impairment	37,008	12,346	—	—	185
Total operating costs and expenses	1,533,858	1,905,305	2,038,996	1,532,812	570,274
Operating income (loss)	(331,277)	(83,749)	98,010	9,269	(149,704)
Other income (expense), net	6,516	453	(905)	13,963	916
Interest expense(5)	(20,652)	(21,856)	(33,504)	(59,223)	(38,299)
Total other expenses	(14,136)	(21,403)	(34,409)	(45,260)	(37,383)
Income (loss) before income taxes	(345,413)	(105,152)	63,601	(35,991)	(187,087)
Income tax expense	(1,470)	(1,005)	(4,270)	(150)	—
Net income (loss)	$(346,883)	$(106,157)	$59,331	$(36,141)	$(187,087)
Per Share Data(6)
Basic net income (loss) per share	$(1.62)	$(0.86)	$0.54	$(0.34)	$(2.14)
Diluted net income (loss) per share	(1.62)	(0.86)	0.54	(0.34)	(2.14)
Weighted average number of shares: basic	213,795	122,977	109,335	106,321	87,313
Weighted average number of shares: diluted	213,795	122,977	109,660	106,321	87,313
Statement of Cash Flows Data:

Cash flows provided by (used in) operating activities	$68,885	$305,463	$350,311	$79,691	$(54,054)
Cash flows used in investing activities	(37,844)	(114,100)	(297,506)	(250,776)	(227,161)
Cash flows provided by (used in) financing activities	(9,825)	(16,746)	(68,554)	218,122	276,633
Other Financial Data:
Balance Sheet Data (at end of period):
Total assets	$1,157,888	$1,664,907	$1,054,579	$1,043,116	$536,940
Long-term debt (including current portion) (7)	335,540	337,623	340,730	275,055	269,750
Total liabilities	600,600	778,135	567,398	530,024	374,688
Total stockholders’ equity	557,288	886,772	487,181	513,092	162,252
(1)    Commencing on November 1, 2019, our consolidated financial statements also include the financial position, results of operations and cash flows of C&J.
(2)    Commencing on July 3, 2017, our consolidated financial statements also include the financial position, results of operations and cash flows of RockPile.
(3)    Commencing on March 16, 2016, our consolidated financial statements also include the financial position, results of operations and cash flows of the Acquired Trican Operations.
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
(7)    Long-term debt includes $5.7 million, $7.1 million, $7.5 million, $8.2 million and $18.4 million of unamortized debt discount and debt issuance costs for 2020, 2019, 2018, 2017, and 2016 respectively, and excludes capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. For additional information related to forward looking statements or information related to the basis of presentation and comparability of financial information, please see “Cautionary Statement Regarding Forward-Looking Statements and Information” and “Basis of Presentation in this Annual Report on Form 10-K”, both of which immediately follow the table of contents of this Form 10-K.

Business Overview
NexTier Oilfield Solutions Inc. is a predominantly U.S. land oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We have a history of growth through acquisition, including (i) our 2017 acquisition of RockPile, a multi-basin provider of integrated well completion services in the U.S. whose primary service offerings included hydraulic fracturing, wireline perforation and workover rigs, (ii) our 2018 asset acquisition from RSI to acquire approximately 90,000 hydraulic horsepower and related support equipment, (iii) our 2019 transaction with C&J Energy Services, Inc. (“C&J Merger”), a publicly traded Delaware corporation. This history impacts the comparability of our operational results from year to year. See Part I, “Item 1. Business” of this Annual Report for an overview of our history, including additional information on the acquisitions noted above, including the C&J Merger, and business environment. Additional information on these transactions can be found in Note (3) Mergers and Acquisitions of Part II, “Item 8. Financial Statements and Supplemental Data.”
Industry Overview and Drivers in 2020
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
Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Thus, our financial performance is affected by rig and well counts in North America, as well as oil and natural gas prices, which are summarized in the tables below. Also influencing our activity is the status of the global economy, which impacts oil and natural gas demand. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity.
The dual supply and demand shock that emerged in the first quarter of 2020 in response to increasing macro uncertainty related to the COVID-19 pandemic and significantly lower crude oil prices (partly resulting from production decisions from OPEC+) had immediate negative impacts on commodity prices and market conditions, which translated into lower completions activity in 2020. Crude oil prices have improved from their 2020 lows, which if maintained, we believe could drive a healthy level of investment and activity in U.S. shale, especially in 2022, if macro-economic conditions continue to improve.
There has been some attrition through consolidation and other events that have made some progress in realigning frac supply with demand. However, while well completion activity levels are improving, frac supply remains in excess of demand. Against this backdrop, pricing for our services remains highly competitive, as excess frac capacity pursues limited new opportunities. We continued to see pricing pressure and do not expect pricing to return to normal levels in the near future. In addition, horsepower intensity for each fleet continues to grow as our industry adopts more complex completion techniques; and we believe that when horsepower returns, it will likely be utilized across fewer fleets.
We have focused on reducing our marketed fleet to a level that we believe is more in-line with long term demand and with our strategy to harvest the investments made in our traditional fleets, while growing the portion of our fleet that offers better pricing and a lower emissions profile. Since the merger, we have announced a reduction of approximately 650,000 horsepower that can be considered as permanently out of the market. The major components from the decommissioned fleets have and will continue to be used over time as part of our maintenance inventory. Once consumed, we intend to cut up the frames and permanently remove them from our marketed base of equipment.
The following table shows the average historical oil and natural gas prices for WTI and Henry Hub natural gas:

	Year Ended December 31,
	2020	2019	2018
Oil price - WTI(1)	$39.23	$56.98	$64.94
Natural gas price - Henry Hub(2)	$2.04	$2.57	$3.17
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31,
Product Type	2020	2019	2018
Oil	346	773	841
Natural Gas	85	169	190
Other	2	1	1
Total	433	943	1,032

	Year Ended December 31,
Drilling Type	2020	2019	2018
Horizontal	384	826	900
Vertical	20	54	63
Directional	29	63	69
Total	433	943	1,032
As of January 2021, global liquids demand is expected to average 97.7 barrels per day in 2021. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) increased likelihood of favorable regulatory and legislative initiatives, (ii) increased acceptance of natural gas as a clean and abundant domestic fuel source and (iii) the emergence of low-cost natural gas shale developments. As of January 2021, natural gas demand in the United States is expected to average 80.73 cubic feet per day in 2021.
The regions in which we operate, including the Permian, Marcellus Shale / Utica Basins and Eagle Ford, among others, are expected to account for a majority of all new horizontal wells anticipated to be drilled through 2021. As of December 31, 2020, rigs in these basins accounted for approximately 67% of the total, and were up approximately 47% as compared to low total U.S. rig count noted on August 14, 2020.
In January 2021, a new U.S. President took office. He has made statements regarding the desire to support alternative energy sources, reduce U.S. emissions of greenhouse gases and generally address climate change. This new administration has implemented executive orders in pursuit of those goals and has indicated a desire to reverse certain business and energy industry policies of the prior President. At this time, it is unclear what impact the new administration’s actions and policy platform may have on our business, our customers and our industry.

Operating Approach & Strategy
We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. NexTier has been developing and building its digital program for some time, and we have now applied our digital platform to all of our operating fleets. We’ve also announced the expected addition in 2021 of a natural gas treatment and delivery solution that will power NexTier’s fleet with field gas or compressed natural gas. This addition seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. To address this situation, we are developing an integrated natural gas treatment and delivery solution designed to provide gas sourcing, compression, transport, decompression, treatment, and related services for our fracing operations. This integrated strategy will provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite.
We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and our innovation centers, provide us with the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and unique challenges.
Our revenues are generated by providing services and equipment to customers who operate oil and gas properties and invest capital to drill new wells and enhance production or perform maintenance on existing wells. Our results of operations in our core service lines are driven primarily by five interrelated, fluctuating variables: (1) the drilling, completion and production activities of our customers, which is primarily driven by oil and natural gas prices and directly affects the demand for our services; (2) the price we are able to charge for our services and equipment, which is primarily driven by the level of demand for our services and the supply of equipment capacity in the market; (3) the cost of materials, supplies and labor involved in providing our services, and our ability to pass those costs on to our customers; (4) our activity, or deployed equipment “utilization” levels; and (5) the quality, safety and efficiency of our service execution.
Our operating strategy is focused on maintaining high utilization levels of deployed equipment to maximize revenue generation while controlling costs to gain a competitive advantage and drive returns. We believe that the quality and efficiency of our service execution and aligning with customers who recognize the value that we provide are central to our efforts to support equipment utilization and grow our business.
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
Historically, our utilization levels have been highly correlated to U.S. onshore spending by our customers. Generally, as capital spending by our customers increases, drilling, completion and production activity also increases, resulting in increased demand for our services, and therefore more days or hours worked (as the case may be). Conversely, when drilling, completion and production activity levels decline due to lower spending by our customers, we generally provide fewer services, which results in fewer days or hours worked (as the case may be). Additionally, during periods of decreased spending by our customers, we may be required to discount our rates or provide other pricing concessions to remain competitive and support deployed equipment utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which could further adversely affect our results. Furthermore, when demand for our services increases following a period of low demand, our ability to capitalize on such increased demand may be delayed while we reengage and redeploy equipment and crews that have been idled during a downturn. The mix of customers that we are working for, as well as limited periods of exposure to the spot market, also impacts our deployed equipment utilization.

Our Reportable Segments
Prior to the C&J Merger, the Company was organized as two reportable segments. Between the C&J Merger and the divestiture of our well support services business in March of 2020, our business was organized into three reportable segments. Additional information on these transactions can be found in Note (21) Business Segments. As of December 31, 2020, we were organized into two reportable segments, described below. This history impacts the comparability of our operational results from year to year.
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
Completion Services
The core services provided through our Completion Services segment are hydraulic fracturing, wireline and pumpdown services. As of December 31, 2020, we had approximately 37 marketable hydraulic fracturing fleets, 116 wireline trucks and 80 pumpdown units capable of being deployed. Our completion support services are focused on supporting the efficiency, reliability and quality of our operations. Our Innovation Centers provide in-house manufacturing capabilities that help to reduce operating cost and enable us to offer more technologically advanced and efficiency focused completion services, which we believe is a competitive differentiator. For example, through our Innovation Centers we manufacture the data control instruments used in our fracturing operations and the perforating guns and addressable switches used in our wireline operations; these products are also available for sale to third-parties. The majority of revenue for this segment is generated by our fracturing business.
Well Construction and Intervention Services
The core services provided through our Well Construction and Intervention Services segment are cementing and coiled tubing services. The majority of revenue for this segment is generated by our cementing business. As of December 31, 2020, we had approximately 25 coiled tubing units and 101 cementing units capable of being deployed.
Historical Segment: Well Support Services
On March 9, 2020, we completed a divestiture of the entities and assets comprising our Well Support Services. This segment had focused on post-completion activities at the well site, including rig services, such as workover and plug and abandonment, fluids management services, and other specialty well site services. Our financials for the full year ended December 31, 2020 include operating results of the Well Support Services business prior to its divestiture.
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

RESULTS OF OPERATIONS
The following table sets forth our financial results for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Our financial results for 2019 include the financial and operating results of the businesses acquired in the C&J Merger for the partial period beginning November 1, 2019 through December 31, 2019.
A comparison of our financial results for the year ended December 31, 2019 and for the year ended December 31, 2018 can be found in the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 12, 2020.
Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2020	2019	2020	2019	$	%
Completion Services	$1,046,314	$1,709,934	87%	94%	$(663,620)	(39%)
Well Construction and Intervention Services	98,338	63,039	8%	3%	35,299	56%
Well Support Services	57,929	48,583	5%	3%	9,346	19%
Revenue	1,202,581	1,821,556	100%	100%	(618,975)	(34%)
Completion Services	893,785	1,308,089	74%	72%	(414,304)	(32%)
Well Construction and Intervention Services	93,198	55,227	8%	3%	37,971	69%
Well Support Services	45,591	40,616	4%	2%	4,975	12%
Costs of services	1,032,574	1,403,932	86%	77%	(371,358)	(26%)
Depreciation and amortization	302,051	292,150	25%	16%	9,901	3%
Selling, general and administrative expenses	144,147	123,676	12%	7%	20,471	17%
Merger and integration	32,539	68,731	3%	4%	(36,192)	(53%)
(Gain) loss on disposal of assets	(14,461)	4,470	(1%)	0%	(18,931)	(424%)
Impairment	37,008	12,346	3%	1%	24,662	200%
Operating loss	(331,277)	(83,749)	(28%)	(5%)	(247,528)	296%
Other income, net	6,516	453	1%	0%	6,063	1,338%
Interest expense	(20,652)	(21,856)	(2%)	(1%)	1,204	(6%)
Total other expenses	(14,136)	(21,403)	(1%)	(1%)	7,267	(34%)
Income tax expense	(1,470)	(1,005)	0%	0%	(465)	46%
Net loss	$(346,883)	$(106,157)	(29%)	(6%)	$(240,726)	227%
Revenue.     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services and Well Support Services segments. Revenue in 2020 decreased by $619.0 million, or 34%, to $1.2 billion from $1.8 billion in 2019. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue decreased by $663.6 million, or 39%, to $1.0 billion in 2020 from $1.7 billion in 2019. The segment revenue decrease was primarily attributable to a decrease in our average number of fully utilized fracturing fleets, combined with decreases in our wireline and pump down services. The decreases in all service lines were driven by less activity and price reductions as a result of the continuing impacts from the unforeseen and sudden decline in commodity prices as well as the COVID-19 pandemic that began to impact operations in late first quarter of 2020. Price reductions were slightly offset by efficiency gains delivered at the well site.
Well Construction and Intervention:     Well Construction and Intervention Services segment revenue increased by $35.3 million, or 56%, to $98.3 million in 2020 from $63.0 million in 2019. This increase in revenue is primarily attributable to the C&J Merger, partially offset by less utilization and price reductions given as a result of continuing negative impacts from unprecedented declines in the market and the COVID-19 pandemic that began to impact operations in late first quarter 2020.
Well Support Services: Well Support Services segment revenue increased by $9.3 million or 19% to $57.9 million in 2020 from $48.6 million in 2019. In March of 2020 we sold our Well Support Services Segment. For additional information on this transaction, see Note (21) Business Segments of Part II, “Item 8. Financial Statements and Supplementary Data”.
Cost of services.    Cost of services in 2020 decreased by $371.4 million, or 26%, to $1.0 billion from $1.4 billion in 2019. This change was driven by several factors including decreased overall activity and fleet utilization, as discussed above under Revenue, combined with increased market driven severance and facility closure costs resulting from a suppressed market environment and COVID-19 pandemic impact that began to impact operations in late first quarter of 2020.
Equipment Utilization.     Depreciation and amortization expense increased by $9.9 million, or 3%, to $302.1 million in 2020 from $292.2 million in 2019. The change in depreciation and amortization was primarily related to the assets acquired during the C&J Merger. (Gain) loss on disposal of assets in 2020 had a variance of $18.9 million, compared to a gain of $14.5 million in 2020 from a loss of $4.5 million in 2019. This change was primarily driven by the sale of our Well Support Services Segment. For additional information on this transaction, see Note (21) Business Segments of Part II, “Item 8. Financial Statements and Supplementary Data”.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $20.5 million, or 17%, to $144.1 million in 2020 from $123.7 million in 2019, primarily as a direct result of the increased labor force and footprint from the Merger.
Merger and integration expense.     Merger and integration expense decreased by $36.2 million to $32.5 million in 2020 from $68.7 million in 2019. The $32.5 million in merger and integration expense in 2020 is lower due to the C&J Merger closing in 2019 and a reduction in associated costs in 2020. These costs consisted primarily of professional services, severance costs, and facility consolidation.
 Other income, net.     Other income, net, in 2020 increased by $6.0 million, or 1,338%, to $6.5 million in 2020 from $0.5 million in 2019. This change was primarily due to a $6.0 million gain on a financial investment we acquired in 2020.
 Interest expense, net.     Interest expense, net of interest income, decreased by $1.2 million, or 6%, to $20.7 million in 2020 from $21.9 million in 2019. This change was primarily attributable to a reduction in the Company’s finance leases and lower interest rates in 2020.
Effective tax rate.     Our effective tax rate on continuing operations in 2020 was (0.43)% for $1.4 million of recorded income tax expense, as compared to (0.96)% for $1.0 million of recorded income tax expense in 2019. For 2020, the difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, foreign withholding taxes and a change in valuation allowance. For 2019, the effective rate was primarily made up of state taxes and tax benefits derived from the current period operating income offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to indefinite-lived assets.

2021 Strategy
We face many challenges and risks in the industry in which we operate. Although many factors contributing to these risks are beyond our ability to control, we continuously monitor these risks and have taken steps to mitigate them to the extent practicable. In addition, while we believe that we are well positioned to capitalize on available growth opportunities, we may not be able to achieve our business objectives and, consequently, our results of operations may be adversely affected. Please read the factors described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A. of this Annual Report for additional information about the known material risks that we face.
Operating During a Pandemic
In response to the COVID-19 pandemic, we have implemented measures to focus on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:
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
Expense Management. With the reduction in revenue, we implemented cost saving initiatives, including (i) adjusting active frac fleet count to align with changing demand; (ii) consolidating our footprint; (iii) delaying non-essential maintenance projects; (iv) reducing or suspending other discretionary spending; (v) restructuring our organization in a way that maximizes our managerial talent with a streamlined team; (vi) reductions of salaries or cash retainers, as applicable, by 20% for our directors and executive officers; and (vi) reducing employee-related costs, including furloughing personnel, pay reductions by 15-20%, and moderating headcount. While many of these cost savings initiatives continue, with the increase in activity, we have been able to put most of our furloughed personnel back to work, and we have begun rolling out a portion of pay reinstatement, with the focus on field level personnel. We recognize that the COVID-19 pandemic and responses thereto also impact our suppliers. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future.
Balance Sheet, Cash Flow and Liquidity Management. We have taken actions to increase liquidity and strengthen our financial position. As a result of these actions, our cash and cash equivalents balance as of December 31, 2020 was $276.0 million. For additional information on our liquidity and capital resources, see “Liquidity and Capital Resources.”
Fiscal 2021 Objectives
With commodity prices continuing to be volatile, we intend to closely monitor the market and will adjust our approach as the situation develops. At this time, our principal business objective continues to be growing our business and safely providing best-in-class services in all of our operating segments, while delivering shareholder value and maintaining a disciplined capital deployment strategy.
We are committed to continuing to manage our business in line with demand for our services and make adjustments as necessary to effectively respond to changes in market conditions, customer activity levels, pricing for our services and equipment, and utilization of our deployed equipment and personnel. Our response to the industry's persistent uncertainty is to maintain sufficient liquidity, preserve our conservative capital structure and closely monitor our discretionary spending. We take a measured approach to asset deployment, balancing our view of current and expected customer activity levels with a focus on generating positive returns for our shareholders. Our priorities remain to drive revenue by maximizing deployed equipment utilization, to improve margins through cost controls, to protect and grow our market share by focusing on the quality, safety and efficiency of our service execution, lower emissions, and to ensure that we are strategically positioned to capitalize on constructive market dynamics.
Completion Services
In our Completion Services segment, our strategy remains focused on deploying our market-ready fracturing fleets and integrating more of our wireline and pumpdown units with our deployed fracturing fleets and on a stand-alone basis. We are focused on increasing our dedicated fracturing fleet count with efficient customers that allow us to achieve high equipment utilization, which should result in improved financial performance. Additionally, we are focused on integrating more of our wireline and pumpdown units with our fracturing fleets to increase operational efficiencies and profitability. With that said, current market conditions remain challenging, and our primary focus remains to lower our overall cost structure by aligning with efficient, dedicated customers with deep inventories of work and proven track records of efficient operations, many of which we have created long-term relationships with over the past several years.
Furthermore, as discussed in Item 1. Business and Item 7. MD&A Overview, as part of our lower emissions initiatives, we are focused on optimizing gas substitution across our fleet, enabled by digital capabilities like NexHub and MDT controls, and the launch of our power solutions business. We believe that natural gas-powered technologies and digital assisted logistics will be a key method of transitioning to lower emissions operations, which strategy we anticipate will be a key driver of returns.

Well Construction and Intervention Services
In our Well Construction and Intervention Services segment, after significantly reducing our footprint during the second and third quarters of 2020 as we seek to position ourselves for strong operational and financial performance in regions that will support both near-term and long-term levels of activity, our strategy remains focused on deploying our market-ready cementing and coil tubing equipment in focused basins where we expect to generate returns. In our cementing business, even though market conditions remain challenged due to customers releasing drilling rigs and declining E&P capital spending, we remain focused on providing high-quality, timely service and deploying more of our stacked units with efficient customers in our focused basins. In our coiled tubing business, we are focused on market share growth, high quality customer service, and deploying additional market ready units at a low cost in response to increases in demand from our customers. We will stay focused on controlling costs and improving market share with an efficient customer base that plan to maintain stable drilling rig counts and levels of activity in 2021.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company’s ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	Year Ended December 31,
	2020	2019
Cash	$275,990	$255,015
Debt, net of deferred financing costs and debt discount	$335,540	$337,623

	(Thousands of Dollars)
	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$68,885	$305,463	$350,311
Net cash used in investing activities	$(37,844)	$(114,100)	$(297,506)
Net cash used in financing activities	$(9,825)	$(16,746)	$(68,554)

Significant sources and uses of cash during the year ended December 31, 2020
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the year ended December 31, 2020 of $68.9 million. We continue to closely monitor our discretionary spending to focus on working capital and net operating cash to support our capital expenditures and other investing activities.
•Financing activities:
–In the first quarter of 2020, the Company drew down $175 million on the 2019 ABL Facility. This borrowing was to provide the Company better flexibility while managing its cash position during the ongoing COVID-19 pandemic.
Uses of cash:
•Investing activities:
–Net cash used in investing activities for the year ended December 31, 2020 consisted primarily of capital expenditures, net of the cash received as part of the sale of the Well Support Services business segment.
•Financing activities:
–Cash used to repay our debt facilities (other than described below), excluding finance leases and interest, during the year ended December 31, 2020 was $3.5 million.
–In the first quarter of 2020, the Company drew down $175 million on the 2019 ABL Facility. This borrowing was to provide the Company better flexibility while managing its cash position during the ongoing COVID-19 pandemic. The borrowing on the 2019 ABL Facility was repaid in full during the second quarter of 2020.
–Cash used to repay our finance leases during the year ended December 31, 2020 was $3.8 million.
–Shares withheld and retired related to stock-based compensation during the year ended December 31, 2020 totaled $2.6 million.
Significant sources and uses of cash during the year ended December 31, 2019

Sources of cash:
•Operating activities:
–Net cash generated by operating activities in 2019 of $305.5 million was a result of the thoroughness in receiving collections from our customers and controlling costs.

Uses of cash:
•Operating activities:
–Net cash used in operating activities for the year ended December 31, 2019, included $61.9 million of merger and integration costs in connection with the C&J merger.
Investing activities:
–Net cash used in investing activities for the year ended December 31, 2019 consisted primarily of capital expenditures. This activity primarily related to our Completion Services segment.
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the year ended December 31, 2019 was $3.5 million.
–Cash used to repay our finance leases during the year ended December 31, 2019 was $6.0 million.
–Shares withheld and retired related to share-based compensation during the year ended December 31, 2019 totaled $6.0 million.
Significant sources and uses of cash during the year ended December 31, 2018
Sources of cash:
•Operating activities:
–Net cash generated by operating activities in 2018 of $350.3 million was primarily driven by higher utilization of our combined asset base and increased gross profit in our Completion Services segment.
•Investing activities:
–Cash provided by the insurance proceeds received for losses resulting from the July 1, 2018 accidental fire was $18.1 million. For further details see Note (7) Property and Equipment, net of Part II, “Item 8. Financial Statements and Supplementary Data.”
–$4.7 million in proceeds from sales of various assets, including our idle field operations facility in Mathis, Texas, within the Corporate segment, and hydraulic tractors and light general-purpose vehicles within the Completion Service segment.

•Financing activities:
–Cash provided by the 2018 Term Loan Facility, net of debt discount was $348.2 million.
Uses of cash:
•Operating activities:
–$13.0 million of transaction costs, including underwriting discounts paid by the Company, primarily incurred to consummate the secondary stock offering completed in January 2018
–$7.9 million related to the portion of the cash settlement of our RockPile CVR liability that exceeded its acquisition-date fair value, with the remaining $12.0 million of the cash settlement cost reflected in the use of cash in financing activities as described below.
•Investing activities:
–Net cash used in investing activities of $297.5 million was primarily associated with our asset acquisition from RSI and our newbuild and maintenance capital spend on active fleets, offset by insurance proceeds and proceeds from various asset sales, as discussed above under “Sources of cash.” This activity primarily related to our Completion Services segment.
•Financing activities:
–Cash used to repay our debt facilities, including capital leases but excluding interest, was $289.1 million.
–Cash used to pay debt issuance costs associated with our debt facilities was $7.3 million.
–Shares repurchased and retired related to our stock repurchase program totaled $104.9 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation totaled $3.6 million.
–$12.0 million related to the portion of the cash settlement of our RockPile CVR liability that was reflective of its acquisition-date fair value.
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
Our primary uses of cash are for operating costs, capital expenditures and debt service.
Capital expenditures for the first half of 2021 are projected to be primarily related to maintenance capital spend to support our existing active fleets, wireline trucks, coil units, and cementing units, with the remaining spend expected to be on our gas powered equipment and power solutions service.
Debt service for the year ended December 31, 2021 is projected to be $23.4 million, of which $0.8 million is related to finance leases. We anticipate our debt service will be funded by cash flows from operations.

Other factors affecting liquidity
Financial position in current market. As of December 31, 2020, we had $276.0 million of cash and a total of $73.5 million available under our revolving credit facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, and working capital investments.
Guarantee agreements. Under the 2019 ABL Facility $28.5 million of letters of credit were outstanding as of December 31, 2020.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 days or less. In weak economic environments, such as during the continuance of the COVID-19 pandemic, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of December 31, 2020.

(Thousands of Dollars) Contractual obligations	Total	2021	2022-2023	2024-2025	2026+
Long-term debt, including current portion(1)	$341,250	$3,500	$7,000	$330,750	$—
Estimated interest payments(2)	75,721	17,365	34,105	24,251	—
Finance lease obligations(3)	1,172	653	519	—	—
Operating lease obligations(4)	50,846	20,856	16,639	4,190	9,161
Purchase commitments(5)	72,908	46,788	24,930	1,190	—
Legal contingency	9,733	9,733	—	—	—
	$551,630	$98,895	$83,193	$360,381	$9,161
(1)Long-term debt represents our obligations under our 2018 Term Loan Facility, exclusive of interest payments. In addition, these amounts exclude $5.7 million of unamortized debt discount and debt issuance costs associated with our 2018 Term Loan Facility.
(2)Estimated interest payments are based on debt balances outstanding as of December 31, 2020 and include interest related to the 2018 Term Loan Facility. Interest rates used for variable rate debt are based on the prevailing current London Interbank Offer Rate (“LIBOR”).
(3)Finance lease obligations primarily consist of obligations on our finance leases of light weight vehicles with ARI Financial Services Inc. and Enterprise FM Trust and includes interest payments.
(4)Operating lease obligations are related to our real estate, rail cars, and light duty vehicles.
(5)Purchase commitments primarily relate to our agreements with vendors for sand purchases and deposits on equipment. The purchase commitments to sand suppliers represent our annual obligations to purchase a minimum amount of sand from vendors. If the minimum purchase requirement is not met, the shortfall at the end of the year is settled in cash or, in some cases, carried forward to the next year.

Principal Debt Agreements
    While there were numerous governmental assistance programs in 2020 to provide loans to qualifying companies facing challenges due to COVID-19, the Company did not seek any loans under these programs. Thus, our principal debt arrangements continue to be the 2019 ABL Facility and the 2018 Term Loan Facility described below.
2019 ABL Facility
Origination.    On October 31, 2019, we, and certain of our other subsidiaries as additional borrowers and guarantors, entered into a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) to the original Asset-Based Revolving Credit Agreement, dated as of February 17, 2017, as amended December 22, 2017.
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
Financial Covenants. The 2019 ABL Facility requires that, under certain circumstances, the consolidated fixed charge coverage ratio not be lower than 1.0:1.0 as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, including if excess availability (or liquidity if no loan or letter of credit, other than any letter of credit that has been cash collateralized, is outstanding) is less than the greater of (i) 10% of the loan cap and (ii) $30.0 million at any time. As of December 31, 2020, the Company was in compliance with all covenants and the circumstances that would require testing of the consolidated fixed charge coverage ratio had not occurred.
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
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the “2018 Term Loans”). As of December 31, 2020, there was $341.3 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
Maturity. May 25, 2025 or, if earlier, the stated maturity date of any other term loans or term commitments.
Amortization. The 2018 Term Loans amortize in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding.
Interest. The 2018 Term Loans bear interest at a rate per annum equal to, at Keane Group’s option, (a) the base rate plus 2.75%, or (b) the adjusted LIBOR for such interest period (subject to a 1.00% floor) plus 3.75%, subject to, on and after the fiscal quarter ending September 30, 2018, a pricing grid with three 0.25% per annum step-ups and one 0.25% per annum step-down determined based on total net leverage for the relevant period. Following a payment event of default, the 2018 Term Loans bear interest at the rate otherwise applicable to such 2018 Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default. We currently expect our interest rate to be higher in 2021 than in past years due to our current qualification at the higher end of our applicable margin range.
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
Affirmative and Negative Covenants. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility). The 2018 Term Loan Facility does not contain any financial maintenance covenants. As of December 31, 2020, the Company was in compliance with all covenants.
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

Recently Issued Accounting Standards
For discussion on the impact of accounting standards issued but not yet adopted to our consolidated financial statements, see Note (23) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data” requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included within Part II, “Item 8. Financial Statements and Supplementary Data.”
Business combinations
We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from-royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. See Note (3) Mergers and Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our recently completed merger and acquisition during 2019.
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
We perform our qualitative assessments of the likelihood of impairment by considering qualitative factors relevant to each of our reporting units or asset groups, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. The expected future cash flows used for impairment reviews and related fair value calculations are based on subjective, judgmental assessments of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. Many of these judgments are driven by crude oil prices. If the crude oil market declines and remains at low levels for a sustained period of time, we would expect to perform our impairment assessments more frequently and could record impairment charges.
See Note (2)(f) Long-Lived Assets with Definite Lives and (2)(h) Goodwill and Indefinite-Lived Intangible Assets of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on our impairment assessments of our long-lived assets, indefinite-lived assets and goodwill for the years ended December 31, 2020, 2019 and 2018.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, (1) the requirement to pay a one-time transition tax on all undistributed earnings of foreign subsidiaries; (2) reducing the U.S. federal corporate income tax rate from 35% to 21%; (3) eliminating the alternative minimum tax; (4) creating a new limitation on deductible interest expense; and (5) changing rules related to use and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. We evaluated the provisions of the Tax Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on our consolidated financial statements as of December 31, 2017. Accordingly, we recorded a provision to income taxes for our assessment of the tax impact of the Tax Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Act are not expected to have an adverse impact on our consolidated financial statements. We will continue to assess the impact of other aspects of U.S. tax reform on our tax positions and our consolidated financial statements.
See Note (17) Income Taxes of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on income taxes for the years ended December 31, 2020, 2019 and 2018.
Leases
Per ASU 2016-02, "Leases (Topic 842)," lessees can classify leases as finance leases or operating leases, while lessors can classify leases as sales-type, direct financing or operating leases. All leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents our obligation to make lease payments arising from the lease, along with a corresponding right-of-use asset, which represents our right to use the underlying asset being leased. For leases in which we are the lessee, we use a collateralized incremental borrowing rate to calculate the lease liability, as in most cases we do not know the lessor's implicit rate in the lease. Establishing our lease obligations on our consolidated balance sheets require judgmental assessments of the term lengths of each and the interest rate yield curve that best represents the collateralized incremental borrowing rate to apply to each lease. We engage third-party specialists to assist us in determining the collateralized incremental borrowing rate yield curve. Errors in determining the lease term lengths and/or selecting the best representative collateralized incremental borrowing rate can have a material adverse effect on our consolidated financial statements. For further details about our leases, see Note (16) Leases of Part II, "Item 8. Financial Statements and Supplementary Data".
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (23) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Risk. Our operations are currently conducted predominantly within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk during 2020.
Interest Rate Risk. As of December 31, 2020, we held variable-rate debt, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of December 31, 2020, we had no debt outstanding under our 2019 ABL Facility and $341.3 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2019 ABL Facility would have no impact on interest expense for the 2020 year, and a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $3.5 million impact on interest expense for the 2020 year.
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
For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part II, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of December 31, 2020.
Customer Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for credit losses.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NexTier Oilfield Solutions Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NexTier Oilfield Solutions Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill for the Completion Services reporting unit

As described in Notes 2 and 5 to the consolidated financial statements, at the reporting unit level, the Company tests goodwill for impairment on an annual basis as of October 31 of each year, and when events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists. During the first quarter of 2020, a significant decline in the Company’s share price, which resulted in the Company’s market capitalization dropping below the book value of equity, as well as reductions in commodity prices driven by the potential impact of the COVID-19 pandemic and global supply and demand dynamics, were deemed triggering events that led the Company to test for goodwill impairment. Subsequently, during the third quarter of 2020, sustained reductions in commodity prices and continuing market economic disruptions were deemed triggering events that led the Company to test for goodwill impairment. If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment expense in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. The Company recognized an impairment expense of $32.2 million during the first quarter of 2020 and no impairment expense during the third quarter of 2020, related to the Completion Services reporting unit. The goodwill balance at December 31, 2020 was $104.2 million, of which the entire balance related to the Completion Services reporting unit.

We identified the evaluation of the goodwill impairment analysis for the Completions Services reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required in evaluating the following key assumptions used in the valuation of the Completions Services reporting unit: (a) estimates of projected revenue growth, gross profit rates, SG&A rates, and capital expenditures, (b) the weighted average cost of capital (WACC) discount rate, (c) forward-looking market multiples consisting of enterprise value to revenues and to EBITDA multiples of peer companies and enterprise value to revenues and to book value of invested capital of actual control transactions for comparable companies (collectively, the market multiples), and (d) the implied control premium utilized in the market capitalization reconciliation. Changes in these key assumptions may have a significant effect on the Company’s assessment of the carrying value of goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls over the development of the key assumptions. We evaluated the Company’s key assumptions used in the goodwill impairment assessment by: (1) comparing the Company’s projected revenue growth, gross profit rates, SG&A rates, and capital expenditures assumptions to historical actual results, peer companies’ analyst reports and peer companies’ historical financial information, and to relevant industry benchmark data; (2) evaluating the market multiples used by the Company for each reporting unit by comparing them to comparable company market multiples; (3) evaluating that the comparable companies used by the Company were representative of each reporting units’ operations by reviewing the comparable companies’ profiles and that the comparable companies used in the analysis were consistent with historical impairment assessments; and (4) assessing the Company’s ability to accurately estimate projected revenue growth, gross profit rates, SG&A rates, and capital expenditures by comparing historical forecasts to actual results.

In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s WACC discount rate by comparing it against a WACC discount rate range that was independently developed using publicly available market data for comparable entities
•evaluating the Company’s selected market multiples by comparing them to publicly available market data for comparable entities
•assessing the implied control premium determined based on the aggregate fair value of the Company’s reporting units, in relation to the Company’s market capitalization as of March 31, 2020 and September 30, 2020
•performing sensitivity analyses over the key assumptions to assess their impact on the Company’s determination of the fair value of the Completion Services reporting unit.

Recoverability of Long-Lived Assets
As described in Note 2 to the consolidated financial statements, the Company evaluates property and equipment and definite-lived intangible assets (long-lived assets) on a quarterly basis to identify events or changes in circumstances, referred to as triggering events, that indicate the carrying value of certain long-lived assets may not be recoverable or upon the occurrence of a triggering event. During the first quarter of 2020, reductions in commodity prices driven by the potential impact of the COVID-19 pandemic and global supply and demand dynamics were deemed a triggering event that led the Company to test long-lived assets for impairment. Subsequently, during the third quarter of 2020, sustained reductions in commodity prices and continuing market economic disruptions were deemed a triggering event that led the Company to test long-lived assets for impairment. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset group, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related asset group. The Company determined that the estimated undiscounted future net cash flows for all assets groups was greater than the carrying amount of their related assets in the first quarter of 2020 and in the third quarter of 2020 and no impairment loss was recorded. As of December 31, 2020, the property and equipment, net balance was $470.7 million and the definite-lived intangible asset, net balance was $51.2 million.

We identified the assessment of the recoverability of long-lived assets as a critical audit matter. Subjective and challenging auditor judgment was required in evaluating the estimated undiscounted cash flows used in the long-lived assets impairment analysis, specifically the estimates of projected revenue growth, gross profit rates, SG&A rates, and capital expenditures. Changes in these key assumptions may have a significant effect on the Company’s assessment of the recoverability of long-lived assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment process. This included controls over the development of the key assumptions used in the estimated undiscounted cash flows, including estimates of projected revenue growth, gross profit rates, SG&A rates, and capital expenditures. We evaluated the Company’s key assumptions used in the long-lived asset impairment assessment by comparing the Company’s projected revenue growth, gross profit rates, SG&A rates, and capital expenditures assumptions to historical actual results, peer companies’ analyst reports and peer companies’ historical financial information, and to relevant industry benchmark data. We assessed the Company’s ability to accurately estimate projected revenue growth, gross profit rates, SG&A rates, and capital expenditures by comparing historical forecasts to actual results.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Houston, Texas
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NexTier Oilfield Solutions Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexTier Oilfield Solutions Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Houston, Texas
February 24, 2021

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$275,990	$255,015
Trade and other accounts receivable, net	122,584	350,765
Inventories, net	30,068	61,641
Assets held for sale	126	141
Prepaid and other current assets	58,011	20,492
Total current assets	486,779	688,054
Operating lease right-of-use assets	37,157	54,503
Finance lease right-of-use assets	1,132	9,511
Property and equipment, net	470,711	709,404
Goodwill	104,198	137,458
Intangible assets	51,182	55,021
Other noncurrent assets	6,729	10,956
Total assets	$1,157,888	$1,664,907
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$61,259	$115,251
Accrued expenses	134,230	234,895
Customer contract liabilities	266	60
Current maturities of long-term operating lease liabilities	18,551	23,473
Current maturities of long-term finance lease liabilities	606	4,594
Current maturities of long-term debt	2,252	2,311
Other current liabilities	2,993	5,610
Total current liabilities	220,157	386,194
Long-term operating lease liabilities, less current maturities	24,232	35,123
Long-term finance lease liabilities, less current maturities	504	4,844
Long-term debt, net of deferred financing costs and debt discount, less current maturities	333,288	335,312
Other noncurrent liabilities	22,419	16,662
Total noncurrent liabilities	380,443	391,941
Total liabilities	600,600	778,135
Stockholders’ equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 214,440 and 212,410 shares, respectively)	2,144	2,124
Paid-in capital in excess of par value	989,995	966,762
Retained deficit	(421,741)	(73,333)
Accumulated other comprehensive loss	(13,110)	(8,781)
Total stockholders’ equity	557,288	886,772
Total liabilities and stockholders’ equity	$1,157,888	$1,664,907
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$1,202,581	$1,821,556	$2,137,006
Operating costs and expenses:
Cost of services (1)	1,032,574	1,403,932	1,660,546
Depreciation and amortization	302,051	292,150	259,145
Selling, general and administrative expenses	144,147	123,676	113,810
Merger and integration	32,539	68,731	448
(Gain) loss on disposal of assets	(14,461)	4,470	5,047
Impairment expense	37,008	12,346	—
Total operating costs and expenses	1,533,858	1,905,305	2,038,996
Operating income (loss)	(331,277)	(83,749)	98,010
Other income (expense):
Other income (expense), net	6,516	453	(905)
Interest expense	(20,652)	(21,856)	(33,504)
Total other expenses	(14,136)	(21,403)	(34,409)
Income (loss) before income taxes	(345,413)	(105,152)	63,601
Income tax expense	(1,470)	(1,005)	(4,270)
Net income (loss)	(346,883)	(106,157)	59,331
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(241)	(116)	(114)
Hedging activities	(6,422)	(7,628)	(880)
Total comprehensive income (loss)	$(353,546)	$(113,901)	$58,337

Net income (loss) per share:
Basic net income (loss) per share	$(1.62)	$(0.86)	$0.54
Diluted net income (loss) per share	$(1.62)	$(0.86)	$0.54

Weighted-average shares outstanding: basic	213,795	122,977	109,335
Weighted-average shares outstanding: diluted	213,795	122,977	109,660
(1)     Cost of services during the years ended December 31, 2020, 2019, and 2018 excludes depreciation of $283.8 million, $276.8 million, and $245.6 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization separately.
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2017	$1,118	$541,074	$(27,372)	$(1,728)	$513,092
Stock-based compensation(1)	2	21,458	—	—	21,460
Shares repurchased and retired related to stock-based compensation	(1)	(3,578)	—	—	(3,579)
Shares repurchased and retired related to stock repurchase program	(81)	(103,507)	(1,273)	—	(104,861)
Other comprehensive income	—	—	808	930	1,738
Net income	—	—	59,331	—	59,331
Balance as of December 31, 2018	$1,038	$455,447	$31,494	$(798)	$487,181
New lease standard implementation	—	—	1,330	—	1,330
Stock-based compensation(1)	33	33,226	—	—	33,259
Shares repurchased and retired related to stock-based compensation	(6)	(5,976)	—	—	(5,982)
Other comprehensive loss	—	—	—	(7,983)	(7,983)
Equity issued in connection with the C&J Merger	1,059	484,065	—	—	485,124
Net loss	—	—	(106,157)	—	(106,157)
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Credit loss standard implementation	—	—	(1,525)	—	(1,525)
Stock-based compensation	27	25,799	—	—	25,826
Shares repurchased and retired related to stock-based compensation	(7)	(2,566)	—	—	(2,573)
Other comprehensive loss	—	—	—	(4,329)	(4,329)
Net loss	—	—	(346,883)	—	(346,883)
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	557,288
(1)     Stock-based compensation during 2019 and 2018 includes stock-based compensation expense recognized during the period of $29.0 million and $17.2 million, respectively, and the vested deferred stock awards of $4.3 million and $4.3 million, respectively. Refer to Note (12) Stock-Based Compensation for further discussion of the Company’s stock-based compensation.
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(346,883)	$(106,157)	$59,331
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	302,051	292,150	259,145
Amortization of deferred financing fees	2,217	1,360	3,147
(Gain) loss on disposal of assets	(14,461)	4,470	5,047
Stock-based compensation	25,826	28,977	17,166
Loss on debt extinguishment/modification, including prepayment premiums	—	526	7,563
Loss on contingent consideration liability	—	—	13,254
Loss on foreign currency translation	—	—	2,621
Unrealized loss on derivative recognized in other comprehensive loss	(6,422)	(7,628)	(880)
Gain on financial instrument and derivatives, net	(2,815)	(239)	(697)
Gain on insurance proceeds recognized in other income	—	—	(14,892)
Loss on impairment of assets	37,008	12,346	—
Changes in operating assets and liabilities
Decrease in trade and other accounts receivable, net	183,083	172,566	27,485
Decrease (increase) in inventories	19,167	17,181	(2,725)
Decrease in prepaid and other current assets	5,160	3,703	2,734
Decrease (increase) in other assets	25,306	(242)	362
Increase (decrease) in accounts payable	(61,658)	(17,799)	11,304
Increase (decrease) in customer contract liabilities	206	—	(4,940)
Decrease in accrued expenses	(84,129)	(103,609)	(32,318)
Increase (decrease) in other liabilities	(14,771)	7,858	(2,396)
Net cash provided by operating activities	68,885	305,463	350,311
Cash flows from investing activities
Asset and business acquisitions, including cash acquired	53,666	68,807	(35,003)
Purchase of property and equipment	(113,506)	(200,385)	(277,569)
Advances of deposit on equipment	(1,908)	(7,451)	(4,153)
Payments for leasehold improvements	—	—	(1,651)
Implementation of software	(8,813)	(4,408)	(883)
Proceeds from sale of assets	32,659	29,114	4,652
Proceeds from insurance recoveries	58	223	18,247
Equity-method investment	—	—	(1,146)
Net cash used in investing activities	(37,844)	(114,100)	(297,506)
Cash flows from financing activities:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

Proceeds from the asset-based revolver and term loan facilities	175,000	—	348,250
Payments on the asset-based revolver and secured notes and term loan facilities	(178,500)	(3,500)	(284,952)
Payments on finance leases	(3,752)	(6,035)	(4,119)
Payment of debt issuance costs	—	(1,229)	(7,331)
Payment of contingent consideration liability	—	—	(11,962)
Shares repurchased and retired related to share repurchase program	—	—	(104,861)
Shares repurchased and retired related to stock-based compensation	(2,573)	(5,982)	(3,579)
Net cash used in financing activities	(9,825)	(16,746)	(68,554)
Non-cash effect of foreign translation adjustments	(241)	192	(165)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,975	174,809	(15,914)
Cash, cash equivalents and restricted cash, beginning	255,015	80,206	96,120
Cash, cash equivalents and restricted cash, ending	$275,990	$255,015	$80,206

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$21,114	$20,836	$24,528
CVR settlement	—	—	19,918
Income taxes	1,206	1,726	5,529

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(13,812)	$(17,274)	$2,930
Non-cash additions to equity security investment	5,263
Non-cash additions to finance right-of use assets	—	6,269	—
Non-cash additions to finance lease liabilities, including current maturities	—	(6,286)	—
Non-cash additions to operating right-of-use assets	9,057	65,551	—
Non-cash additions to operating lease liabilities, including current maturities	(8,898)	(65,297)	—

Fair value of C&J assets acquired	—	806,218	—
106,627 shares of NexTier common stock issued in exchange for C&J capital stock and replacement awards	—	(485,124)	—
C&J liabilities assumed	—	(321,094)	—
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1) Basis of Presentation and Nature of Operations
The accompanying consolidated financial statements were prepared using United States Generally Accepted Accounting Principles (“GAAP”) and the instructions to Form 10-K and Regulation S-X and include all of the accounts of NexTier and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.
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
Management believes the consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2020 and 2019 and the results of its operations and cash flows for the years ended December 31, 2020, 2019 and 2018. Such adjustments are of a normal recurring nature.
On October 31, 2019, the Company completed its merger (the “C&J Merger”) with C&J Energy Services, Inc. (“C&J”) and changed its name to "NexTier Oilfield Solutions Inc." For more details regarding the C&J Merger, refer to Note (3) Mergers and Acquisitions.
The consolidated financial statements for 2018 and for the period from January 1, 2019 to October 31, 2019 reflect only the historical results of the Company prior to the completion of the C&J Merger. The financial statements have been prepared using the acquisition method of accounting under existing U.S. GAAP, which requires that one of the two companies in the C&J Merger be designated as the acquirer for accounting purposes. C&J and Keane determined that Keane was the accounting acquirer. Accordingly, consideration given by Keane to complete the C&J Merger was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the C&J Merger, with any excess purchase price allocated to goodwill.
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
Asset acquisitions are measured based on their cost to the Company, including transaction costs. Asset acquisition costs, or the consideration transferred by the Company, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash the Company paid to the seller, as well as transaction costs incurred. Consideration given in the form of non-monetary assets, liabilities incurred or equity interests issued is measured based on either the cost to the Company or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
allocated to the assets acquired based on their estimated relative fair values. Goodwill is not recognized in an asset acquisition.
The Company did not complete any mergers or acquisitions in 2020. Refer to Note (3) Mergers and Acquisitions for discussion of the mergers and acquisitions completed in 2019 and 2018.
(b) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash is invested in overnight repurchase agreements and certificates of deposit with an initial term of less than three months.
Net cash received from certain dispositions or casualty events of more than $25.0 million per single transaction or $50.0 million per series of related transactions, under the 2018 Term Loan Facility (as defined herein), and of more than $50.0 million, under the 2019 ABL Facility (as defined herein), is not considered to be restricted as long as the Company, at management’s discretion, reinvests any part of such proceeds in assets (other than current assets) to be used for its business (in the case of the 2018 Term Loan Facility) and for replacing or repairing the assets in respect of which such proceeds were received (in the case of the 2019 ABL Facility), in each case within 12 months from the receipt date of such proceeds. Otherwise, the proceeds are required to be applied as a prepayment of the 2018 Term Loan Facility or any outstanding commitments under the 2019 ABL Facility. The Company did not have any qualifying asset sale proceeds or insurance proceeds that exceeded the dollar thresholds described above for the years ended December 31, 2020 and 2019.
Cash balances related to the Company's captive insurance subsidiary, which totaled $5.7 million at December 31, 2020, are included in cash and cash equivalents in the consolidated balance sheets, and the Company expects to use these cash balances to fund the operations of the captive insurance subsidiaries and to settle future anticipated claims.
The Company had less than $0.1 million restricted cash as of December 31, 2020 and none as of December 31, 2019.
(c) Trade Accounts Receivable
Trade accounts receivable are generally recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. As a result of the adoption of ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020 the Company evaluates its accounts receivable through a continuous process of assessing its portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of customers. Based on our review of these factors, we establish or adjust allowances for specific customers. Trade accounts receivable were $125.3 million and $350.6 million at December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the Company had an allowance for credit losses of $2.7 million and $0.7 million, respectively.
(d) Inventories
Inventories are stated at the lower of cost or net realizable value. Costs of inventories include purchase, conversion and condition. As inventory is consumed, the expense is recorded in cost of services in the consolidated statements of operations and comprehensive income (loss) using the weighted average cost method for non-manufacturing inventory and standard cost method for manufacturing inventory.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. As a result of electing these practical expedients, there was no material impact on the Company’s current revenue recognition processes and no retrospective adjustments were necessary. For those contracts with a term of more than one year, the Company had approximately $29.8 million of unsatisfied performance obligations as of December 31, 2020, which will be recognized as services are performed over the remaining contractual terms.
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
The Company does not have any significant contract costs to obtain or fulfill contracts with customers; as such, no amounts are recognized on the consolidated balance sheet. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
consolidated statements of operations and comprehensive income (loss) and net cash provided by operating activities in the consolidated statements of cash flows.
The following is a description of the Company’s core service lines separated by reportable segments from which the Company generates its revenue. For additional detailed information regarding reportable segments, see (21) Business Segments.
Revenue from the Company’s Completion Services, Well Construction and Intervention (“WC&I”), and Well Support Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing, wireline and pumpdown services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue from these services are earned as services are rendered, which is generally on a per stage or fixed monthly rate. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the consolidated statements of operations and comprehensive income (loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the consolidated statements of operations and comprehensive income (loss).
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
Historical Segment: Well Support Services Segment
On March 9, 2020, the Company completed the divestiture of its Well Support Services Segment. For additional information, see Note (21) Business Segments. Through its rig services line, the Company had provided workover and well servicing rigs that were primarily used for routine repair and maintenance of oil and gas wells, re-drilling operations and plug and abandonment operations. These services were provided on an hourly basis at prices that approximate spot market rates. A field ticket was generated and revenue is recognized upon the earliest of

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
the completion of a job or at the end of each day. A rig services job can last anywhere from a few hours to multiple days depending on the type of work being performed. The field ticket includes the base hourly rate charge and, if applicable, charges for additional personnel or equipment not contemplated in the base hourly rate. The field ticket may also include charges for the mobilization and set-up of equipment.
Through its fluids management service line, the Company used to provide storage, transportation and disposal services for fluids used in the drilling, completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour, or per load basis, or on the basis of quantities sold or disposed. Revenue is recognized upon the completion of each job or load, or delivered product, based on a completed field ticket.
Through its other special well site service line, the Company used to provide fishing, contract labor and tool rental services for completion and workover of oil and gas wells. Rates for these services vary and can be on a per job, per hour or on the basis of rental days per month. Revenue is recognized based on a field ticket issued upon the completion of each job or on a monthly billing for rental services provided.
Disaggregation of Revenue
Revenue activities during the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31, 2020
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$270,612	$21,290	$—	$291,902
Central	131,833	7,478	—	139,311
West Texas	477,758	58,111	8,373	544,242
West	122,970	11,459	49,556	183,985
International	43,141	—	—	43,141
	$1,046,314	$98,338	$57,929	$1,202,581

	Year Ended December 31, 2019
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$479,685	$5,193	$—	$484,878
Central	104,225	5,741	—	109,966
West Texas	839,652	24,575	9,336	873,563
West	273,364	27,530	39,247	340,141
International	13,008	—	—	13,008
	$1,709,934	$63,039	$48,583	$1,821,556

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2018
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$790,026	$—	$—	$790,026
Central	61,083	—	—	61,083
West Texas	1,005,630	12,256	—	1,017,886
West	244,217	23,794	—	268,011
	$2,100,956	$36,050	$—	$2,137,006
(f) Long-Lived Assets with Definite Lives
Property and equipment, inclusive of equipment under finance lease, are generally stated at cost.
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
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment and are recognized net within operating costs and expenses in the consolidated statements of operations and comprehensive income (loss).
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
In the first quarter of 2018, the Company reassessed the estimated useful lives of select machinery and equipment. The Company concluded that due to an increase in service intensity driven by a shift to more 24-hour work, higher stage volumes, larger stages and more proppant usage per stage, the estimated useful lives of these select machinery and equipment should be reduced by approximately 50%. In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2018. This change resulted in an increase in depreciation expense and decrease in net income during the year ended December 31, 2018 of $15.0 million in the consolidated statement of operations and comprehensive income (loss).
Amortization on definite-lived intangible assets is calculated on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years.
Property and equipment and definite-lived intangible assets (“Long-lived Assets”) are evaluated on a quarterly basis to identify events or changes in circumstances, referred to as triggering events that indicate the carrying value of certain property and equipment may not be recoverable or upon the occurrence of a triggering

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
event. An impairment loss is recorded in the period in which it is determined that the carrying amount of Long-lived Asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, cementing, and coiled tubing, except for an entity level asset group for Long-lived Assets that do not have identifiable independent cash flows. Estimates of undiscounted future net cash flows of assets groups are projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows take into account known market conditions as of the assessment date, and management’s anticipated business outlook. A terminal period is used to reflect an estimate of stable, perpetual growth. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset groups, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related asset groups. The impairment loss is then allocated across the asset group's major classifications.

During the first quarter of 2020, management determined the reductions in commodity prices driven by the potential impact of the novel COVID-19 pandemic and global supply and demand dynamics coupled with the sustained decrease in the Company’s share price were deemed triggering events. As a result of the triggering event, recoverability testing was performed and it was determined that the estimated undiscounted future net cash flow for all asset groups was greater than the carrying amount of their related assets and no impairment loss was recorded.
During the third quarter of 2020, the Company assessed and determined the sustained reductions in commodity prices and continuing market economic disruptions as a triggering event. As a result of the triggering event, recoverability testing was performed and it was determined that the estimated undiscounted future net cash flows for all asset groups was greater than the carrying amount of their related assets and no impairment loss was recorded.

The Company did not recognize any impairment charges related to the Company’s long-lived assets for the years ended December 31, 2018, 2019, or 2020.
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
 Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to each reporting unit, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. The first step in the goodwill impairment test is to compare the fair value of each reporting unit to which goodwill has been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. If the carrying amount of the reporting unit exceeds its fair

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
value, the Company recognizes an impairment expense in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.
The Company performed the qualitative analysis of the goodwill impairment assessment by reviewing relevant qualitative factors. In the first and third quarter of 2020, the Company determined there were triggering events that would indicate the carrying amount of its goodwill may not be recoverable, and as such, quantitative detail impairment testing was conducted.
As a result, the Company recognized $32.6 million in goodwill impairment expense during 2020, of which $32.2 million related to the Completions Service reporting unit and $0.4 million representing the entire goodwill balance for the Well Construction and Intervention reporting unit. No goodwill impairment expense was recognized in 2019 or 2018. See Note (5) Goodwill.
The Company’s indefinite-lived assets consisted of the Company’s Keane trade name. The Company assessed its indefinite-lived intangible assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The Company fully impaired its Keane trade name in 2019. For additional detailed information regarding the impairment of the Keane trade name, see Note (4) Intangible Assets. There was no indefinite-lived asset impairment recognized during 2018.
(i) Derivative Instruments and Hedging Activities
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
In addition, we evaluate the terms of our operating agreements and other contracts, if any, to determine whether they contain embedded components that are required to be bifurcated and accounted for separately as

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
derivative financial instruments. For additional detailed information regarding reportable segments, see Note (10) Derivatives.
(j) Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The Company’s assets and liabilities that are measured at fair value at each reporting date are classified according to a hierarchy that prioritizes inputs and assumptions underlying the valuation techniques. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 Inputs: Quoted prices (unadjusted) in an active market for identical assets or liabilities.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
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
(k) Stock-based compensation
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
Tax deductions on the stock-based compensation awards are not realized until the awards are vested or exercised. The Company recognizes deferred tax assets for stock-based compensation awards that will result in future deductions on its income tax returns, based on the amount of tax deduction for stock-based compensation recognized at the statutory tax rate in the jurisdiction in which the Company will receive a tax deduction. If the tax

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
deduction for a stock-based award is greater than the cumulative GAAP compensation expense for that award upon realization of a tax deduction, an excess tax benefit will be recognized and recorded as a favorable impact on the effective tax rate. If the tax deduction for an award is less than the cumulative GAAP compensation expense for that award upon realization of the tax deduction, a tax shortfall will be recognized and recorded as an unfavorable impact on the effective tax rate. Any excess tax benefits or shortfalls will be recorded as discrete, adjustments in the period in which they occur. The cash flows resulting from any excess tax benefit will be classified as financing cash flows in the consolidated statements of cash flows.
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
For additional information, see Note (12) Stock-Based Compensation.
(l) Taxes
Upon consummation of the Organizational Transactions and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.
Prior to 2019, the Company had a Canadian subsidiary, which was treated as a corporation for Canadian federal and provincial tax purposes. For Canadian tax purposes, the Company was subject to foreign income tax. As a result of the C&J Merger, the Company had foreign subsidiaries as of December 2020 in Canada, The Netherlands, Luxembourg and Ecuador. With the exception of the Canadian subsidiary, all other subsidiaries are dormant and have no active operations as of December 31, 2020.
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
See Note (17) Income Taxes for a detailed discussion of the Company’s taxes and activities thereof during the years ended December 31, 2020, 2019 and 2018.
(m) Commitments and Contingencies
The Company accrues for contingent liabilities when such contingencies are probable and reasonably estimable. The Company generally records losses related to these types of contingencies as direct operating expenses or general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Legal costs associated with the Company’s loss contingencies are recognized immediately when incurred as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss).
(n) Equity-method investments

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the noncontrolled entities’ operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company’s share of the entity’s income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are presented within other noncurrent assets in the consolidated balance sheets. The Company did not have any equity-method investments as of December 31, 2020. As of December 31, 2019, the Company had $3.6 million in equity-method investments.
(o) Employee Benefits and Post-Employment Benefits
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
(p) Leases
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
For finance leases, the Company amortizes the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and records this amortization in rent expense on the consolidated statements of operations and comprehensive loss. The Company adjusts the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the consolidated statements of operations and comprehensive loss. For operating leases, the Company recognizes one single lease cost, comprised of the lease

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
payments and amortization of any associated initial direct costs, within rent expense on the consolidated statements of operations and comprehensive loss. Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.
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
For additional information, see Note (16) Leases.
(q) Research and development costs
Research and development costs are expensed as incurred as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). Research and development costs incurred directly by the Company were $4.8 million, $7.1 million and $7.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(r) Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period financial statement presentation. These reclassifications did not affect previously reported results of operations, stockholders' equity, comprehensive income or cash flows.

(3) Mergers and Acquisitions
(a) C&J Energy Services, Inc.
On October 31, 2019, the Company completed the C&J Merger in accordance with the terms of the Agreement and Plan of Merger, dated as of June 16, 2019 (the "Merger Agreement"), by and among NexTier, C&J and King Merger Sub Corp., a wholly owned subsidiary of NexTier ("Merger Sub"), pursuant to which Merger Sub merged with and into C&J, with C&J surviving the merger as a wholly owned subsidiary of NexTier, and immediately following the C&J Merger, C&J was merged with and into King Merger Sub II LLC ("LLC Sub"), with LLC Sub continuing as the surviving entity as a wholly-owned subsidiary of NexTier and the successor in interest to C&J.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The Company accounted for the C&J Merger using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The majority of the measurements of assets acquired and liabilities assumed, were based on inputs that were not observable in the market and thus represented Level 3 inputs. The fair value of acquired inventory and property and equipment was based on both available market data and a cost approach. The fair value of the financial assets acquired included trade receivables with a fair value of $312.6 million. The gross amount due under the contracts was $322.8 million, of which $10.2 million was expected to be uncollectible. A liability of $40.2 million was recognized for legal reserves and sales and use tax assessments.
The following table summarizes the fair value of the consideration transferred in the C&J Merger and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the C&J Merger Date:

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
Notes to the Consolidated Financial Statements
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
Merger and integration costs totaled $32.5 million and $68.7 million for the years ended December 31, 2020 and 2019, respectively, and are recorded within merger and integration costs on the Company’s consolidated statements of operations and comprehensive income (loss). The following table summarizes merger and integration costs for the years ended December 31, 2020 and 2019.

	(amounts in thousands)
Transaction Type	Year Ended December 31, 2020	Year Ended December 31, 2019
Merger	$7,586	$23,775
Integration	24,953	44,956
Total merger and integration costs	$32,539	$68,731
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
(4) Intangible Assets
The definite-lived intangible assets balance in the Company’s consolidated balance sheets represents the fair value measurement upon initial recognition, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	December 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$67,600	$(37,607)	$29,993
Non-compete agreements	700	(455)	245
Technology	29,378	(8,434)	20,944
Total	$97,678	$(46,496)	$51,182

	(Thousands of Dollars)
	December 31, 2019
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$67,600	$(32,681)	$34,919
Non-compete agreements	700	(408)	292
Technology	22,054	(2,244)	19,810
Total	$90,354	$(35,333)	$55,021
Amortization expense related to the intangible assets for the years ended December 31, 2020, 2019 and 2018 was $12.6 million, $6.5 million and $6.3 million, respectively.
In connection with the C&J Merger, the Company was re-branded as NexTier and did not expect to obtain any further benefits or receive any cash flows associated with the Keane indefinite-lived trade name. As a result, the Company impaired $10.2 million related to the Keane trade name as of December 31, 2019. The impairment is recorded in impairment expense in the consolidated statements of operations and comprehensive income (loss).
Amortization for the Company’s definite-lived intangible assets, excluding in-process software, over the next five years, is as follows:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Year-end December 31,	(Thousands of Dollars)
2021	$(14,213)
2022	(13,132)
2023	(7,382)
2024	(5,786)
2025	(5,312)

(5) Goodwill
Goodwill is allocated across three reporting units: Completion Services, Well Construction and Intervention Services and Well Support Services reporting units. At the reporting unit level, the Company tests goodwill for impairment on an annual basis as of October 31 of each year, or when events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists.
Judgment is used in assessing whether goodwill should be tested for impairment more frequently than annually. Factors such as unexpected adverse economic conditions, competition, market changes, and other external events may require more frequent assessments.
During the first quarter of 2020, a significant decline in the Company's share price, which resulted in the Company's market capitalization dropping below the book value of equity, as well as reductions in commodity prices driven by the potential impact of the COVID-19 pandemic and global supply and demand dynamics were deemed triggering events that led to a test for goodwill impairment. The impairment testing methodologies for the first quarter 2020 are discussed below.
Income approach
The income approach impairment testing methodology is based on a discounted cash flow model, which utilizes present values of cash flows to estimate fair value. For the Completions Services and Well Construction and Intervention reporting units, the future cash flows were projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows took into account known market conditions as of March 31, 2020, and management’s anticipated business outlook. A terminal period was used to reflect an estimate of stable, perpetual growth. The terminal period reflects a terminal growth rate of 2.5%. The future cash flows were discounted using a market-participant risk-adjusted weighted average cost of capital (“WACC”) of 19.9% for the Completions reporting unit and 22.4% for the Well Construction and Intervention reporting unit. These assumptions were derived from both observable and unobservable inputs and combined reflect management’s judgments and assumptions.
Market approach
The market approach impairment testing methodology is based upon the guideline public company method and the guideline transaction method. The application of the guideline public company method was based upon selected public companies operating within the same industry as the Company. Based on this set of comparable competitor data, operational multiples were derived for the reporting units weighted based on management’s assessment of reliability. The forward-looking selected market multiples for the guideline public company method were enterprise value to revenue and enterprise value to EBITDA multiples, with multiples ranging from 0.5x to 0.6x for revenues and from 3.3x to 6.2x for EBITDA. The application of the guideline transaction method was based upon valuation multiples derived from actual control transactions for comparable companies. Based on this, valuation multiples are derived from historical data of selected transactions, then evaluated and adjusted, if necessary, based on the strengths and weaknesses of the subject reporting unit relative to each acquired guideline company. The forward-looking selected market multiples for the guideline transaction method were enterprise value to revenue and enterprise value to book value of invested capital, with multiples ranging from 0.7x to 2.1x for revenues and from 0.6x to 1.3x for book value of invested capital.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The fair value determined under the market approach is sensitive to these market multiples, and a decline in any of the multiples could reduce the estimated fair value of the reporting unit below its carrying value. Earnings estimates were derived from unobservable inputs that require significant estimates, judgments and assumptions as described in the income approach.
Reconciliation of value and goodwill impairment conclusion
The estimated fair value determined under the income approach was consistent with the estimated fair value determined under the market approach. The concluded fair value for both reporting units consisted of a weighted average, with a 40.0% weighted under the income approach and 60.0% weight under the market approach. Market data in support of the implied control premium were used in this reconciliation to corroborate the estimated reporting unit fair values with the Company's overall market-indicated value. The results of the impairment testing for goodwill resulted in the Company recognizing an impairment expense of $32.6 million during the first quarter of 2020, consisting of $32.2 million related to the Completions Services reporting unit and $0.4 million representing the entire balance of goodwill for the Well Construction and Intervention reporting unit.
During the third quarter of 2020, the Company assessed and deemed the sustained reductions in commodity prices and continuing market economic disruptions as a triggering event. As a result of the triggering event, the Company performed a test for goodwill impairment using the same methodologies used in the first quarter of 2020; however, no impairment of goodwill was recorded.
During the Company’s annual testing as of October 31, 2020, it was determined that there were no events that would indicate the carrying value of goodwill may not be recoverable or that a potential impairment exists.
The changes in the carrying amount of goodwill for the years ended December 31, 2020, 2019 and 2018 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2018	$132,524
C&J Merger	4,934
Goodwill as of December 31, 2019	137,458
Disposition of Well Support Services reporting unit	(660)
Impairment expense	(32,600)
Goodwill as of December 31, 2020	$104,198
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 consisted of amounts related to the disposition of the Well Support Services reporting unit, impairment expense, and the C&J Merger, respectively. For additional information, see Note (3) (Mergers and Acquisitions) and Note (21) (Business Segments). As discussed above, in 2020 the Company recognized impairment expense of $32.6 million. There were no triggering events and no impairment expense recorded for the years ended 2019 and 2018.
(6) Inventories, net
Inventories, net, consisted of the following at December 31, 2020 and December 31, 2019:

	(Thousands of Dollars)
	December 31, 2020	December 31, 2019
Sand, including freight	$5,096	$4,405
Chemicals and consumables	2,993	11,408
Materials and supplies	21,979	45,828
Total inventory, net	$30,068	$61,641

Inventories are reported net of obsolescence reserves of $4.4 million and $1.8 million as of December 31, 2020 and 2019, respectively. The Company recognized $2.6 million, $0.8 million and $0.7 million of obsolescence expense during the years ended December 31, 2020, 2019 and 2018. Additionally, during the year ended December 31, 2020, the Company recognized a $2.7 million write-down in inventory carrying value down to its net realizable value.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(7) Property and Equipment, net
Property and Equipment, net consisted of the following at December 31, 2020 and December 31, 2019:

	(Thousands of Dollars)
	December 31, 2020	December 31, 2019
Land	$14,397	$35,178
Building and leasehold improvements	78,078	90,950
Office furniture, fixtures and equipment	11,400	10,678
Machinery and equipment	1,284,163	1,259,697
	1,388,038	1,396,503
Less accumulated depreciation	(929,290)	(723,060)
Construction in progress	11,963	35,961
Total property and equipment, net	$470,711	$709,404
Casualty Loss
On July 1, 2018, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in damage to a portion of the equipment in that fleet. In 2018, the Company received $18.1 million of insurance proceeds for replacement cost of the damaged equipment, which offset the $3.2 million impairment loss recognized on the damaged equipment. The resulting gain of $14.9 million was recognized in other income (expense), net in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(8) Long-Term Debt
Long-term debt at December 31, 2020 and December 31, 2019 consisted of the following:

	(Thousands of Dollars)
	December 31, 2020	December 31, 2019
2018 Term Loan Facility	341,250	$344,750
Less: Unamortized debt discount and debt issuance costs	(5,710)	$(7,127)
Total debt, net of unamortized debt discount and debt issuance costs	335,540	337,623
Less: Current portion	(2,252)	$(2,311)
Long-term debt, net of unamortized debt discount and debt issuance costs	$333,288	$335,312
Below is a summary of the Company’s credit facilities outstanding as of December 31, 2020:

	(Thousands of Dollars)
	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$450,000	$350,000
Outstanding balance	$—	$341,250
Letters of credit issued	$28,490	$—
Available borrowing base commitment	$73,463	n/a
Interest Rate(1)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
Maturities of the 2018 Term Loan Facility for the next five years are presented below:

Year-end December 31,	(Thousands of Dollars)
2021	$3,500
2022	3,500
2023	3,500
2024	3,500
2025	327,250
$341,250
Deferred Charges and Other Costs
Deferred charges include deferred financing costs and debt discounts or debt premiums. Deferred charges related to the 2019 ABL Facility (defined below) are capitalized. Deferred charges related to the 2018 Term Loan Facility (defined below) are netted against the carrying amount of term debt. Deferred charges are amortized to interest expense using the effective interest method. Interest expense related to the deferred financing costs for the years ended December 31, 2020, 2019 and 2018 was $2.2 million, $1.4 million, and $3.1 million, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
ABL Revolving Credit Facility
On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”). Deferred charges associated with the 2019 ABL Facility were capitalized and totaled $1.2 million. In connection with the modification of the 2017 ABL Facility, the Company wrote off $0.5 million of deferred financing costs. The remaining deferred financing costs related to the 2017 ABL Facility will be amortized over the life of the 2019 ABL Facility. Unamortized deferred charges associated with the 2019 and 2017 ABL Facilities were $3.1 million and $3.7 million as of December 31, 2020 and 2019, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets. During the first quarter of 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing were 2.125% and 3.75%, respectively. During the second quarter of 2020, the Company repaid the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties.
Term Loan Facility
On May 25, 2018, the Company entered into a term loan facility (the “2018 Term Loan Facility”), the proceeds of which were used to repay the Company’s pre-existing term loan facility (the “2017 Term Loan Facility”). No prepayment penalties were incurred in connection with the Company’s early debt extinguishment of its 2017 Term Loan Facility. Deferred charges associated with the 2017 Term Loan Facility that were expensed upon repayment of the 2017 Term Loan Facility totaled $7.6 million. Deferred charges associated with the 2018 Term Loan Facility that were netted against the carrying amount of the term debt totaled $9.0 million. Unamortized deferred charges associated with the 2018 Term Loan Facility were $5.7 million and $7.1 million as of December 31, 2020 and 2019, respectively, and are recorded in long-term debt, net of deferred financing costs and debt discount, less current maturities on the consolidated balance sheets.
(9) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention, with significant concentration in the Completion Services segment. During the years ended December 31, 2020, 2019 and 2018, sales to Completion Services customers represented 87%, 94% and 98% of the Company’s consolidated revenue, respectively.
The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices. The U.S. energy industry experienced a significant downturn in the second half of 2014 through early 2016, driven primarily by global oversupply and a decline in commodity prices. From early 2016 through late 2018, the U.S. generally experienced some recovery in commodity prices and drilling and completion activity. Over this time frame, the U.S. active rig count increased from a trough of 404 rigs in May 2016 to a peak of 1,083 rigs in December 2018, driving significant demand for the Company's completion services. From December 28, 2018 through December 31, 2019, U.S. active rig count decreased by approximately 26% to 805 rigs as market conditions tightened and competition within the completions industry increased.
In late 2019 and early 2020, and in response to the oversupply of hydraulic fracturing equipment, an increasing number of horsepower retirements were announced, removing a significant base of equipment from the market. Despite some of these announcements, the oversupply of hydraulic fracturing equipment persisted, resulting in a continuation of highly competitive market conditions into 2020.

In late first quarter of 2020, the industry faced sudden and unprecedented circumstances, including major shocks to both supply and demand. COVID-19 has resulted in significant demand destruction for oil products, driven by a significant slowdown in economic activity throughout the U.S. and abroad. This resulted in a rapid and significant decline in crude oil prices and an increasingly utilized storage network, limiting distribution outlets and optionality for production and further exacerbating price declines. U.S. exploration and production companies responded with drastic reductions in budgets and outright completion stoppages. From the end of the fourth quarter of 2019 to the end of the fourth quarter of 2020, U.S. active rig count decreased by 56%, from 805 to 351 rigs.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

This backdrop drastically impacted the demand for U.S. completions services and resulted in increased uncertainty throughout much of 2020. While activity has modestly improved relative to the trough in activity experienced in late May / early June 2020, and supply / demand dynamics are improving, the market remains highly competitive. The magnitude, cadence, and resilience of activity improvement is uncertain and dependent on a range of factors including COVID-19 demand resolution.

For the year ended December 31, 2020, revenue from two customers individually represented more than 10% and collectively represented 29% of the Company’s consolidated revenue. For the year ended December 31, 2019, four customers individually represented more than 10% and collectively represented 55% of the Company’s consolidated revenue. For the year ended December 31, 2018, three customers individually represented more than 10% and collectively represented 39% of the Company’s consolidated revenue.
For the years ended December 31, 2020 and 2019, purchases from one supplier represented approximately 5% of the Company’s overall purchases, and were primarily incurred within the Completion Services segment.
(10) Derivatives
The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On March 9, 2020, the Company sold its Well Support Services segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, (“WSS Notes”) previously issued by Basic. On July 29, 2020, the Company agreed to use the escrowed amount in the final settlement of the working capital reconciliation. Under the terms of the agreement, the WSS Notes are accompanied by a make-whole guarantee at par value, which guarantees the payment of $34.4 million to NexTier after the WSS Notes are held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole is issued under a fund guarantee by Ascribe III Investments LLC, a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one-year anniversary, the make-whole guarantee accelerates the WSS Notes to par value of $34.4 million. NexTier is entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value on the date of the transaction for the make-whole derivative and WSS Notes was $12.2 million and $22.2 million, respectively, and resulted in a gain on divestiture of $8.7 million. The fair value of the WSS Notes and the make-whole guarantee are measured at the end of each reporting period. Unrealized gains and losses recognized in relation to the change in fair value of these instruments are recognized in net income (loss) in the consolidated statements of operations and comprehensive income (loss). The fair value of the WSS Notes and make-whole guarantee are recorded in Other Current Assets on the consolidated balance sheets. See Note (21) Business Segments for further discussion.
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
Notes to the Consolidated Financial Statements
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
    The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of December 31, 2020:
Other current asset	$—	$27,243	$27,243	$—	$27,243
Other current liability	(2,861)	—	(2,861)	—	(2,861)
Other noncurrent liability	(8,260)	—	(8,260)	—	(8,260)
As of December 31, 2019:
Other current liability	(1,729)	—	(1,729)	—	(1,729)
Other noncurrent liability	(5,559)	—	(5,559)	—	(5,559)

(1)    Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2)    There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Year Ended December 31,
	2020	2019	2018	Location
Amount of loss recognized in other comprehensive income on derivative	$(6,422)	$(7,628)	$(880)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) (“AOCI”) into earnings	(2,334)	239	697	Interest Expense
The gain (loss) recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the consolidated statements of operations and comprehensive income (loss).
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2020, $2.7 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
The Company recognized a loss on the change in fair market value of the WSS Notes and make-whole derivative of $0.9 million for the year ended December 31, 2020 which is recorded within other income (expense) on the consolidated statements of operations and comprehensive income (loss). No loss was recorded in the year ended December 31, 2019.
See Note (11) (Fair Value Measurements and Financial Information) for further information related to the Company’s derivative instruments.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(11) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and finance lease obligations. As of December 31, 2020, and 2019, the carrying values of the Company’s financial instruments, included in its consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of December 31, 2020, the Company has four financial instruments measured at fair value on a recurring basis which are its interest rate derivative, make-whole derivative, WSS Notes (see Note (10) Derivatives above), and equity security investment. The equity security investment is composed primarily of common equity shares in a publicly traded company, acquired at a fair value of $5.3 million. The make-whole derivative, WSS Notes, and the equity security investment are presented within other current assets in the consolidated balance sheets, while the interest rate derivative is presented within other current liabilities and other noncurrent liabilities in the consolidated balance sheets. As of December 31, 2019, the Company had one financial instrument measured on a recurring basis, which was its interest rate derivative.
The fair market value of the derivative financial instruments reflected on the consolidated balance sheets as of December 31, 2020, and 2019 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at December 31, 2020, and 2019 (in thousands of dollars):

		Fair value measurements at reporting date using
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	$27,243	$—	$27,243	$—
WSS Note	6,322	—	6,322	—
Equity security investment	11,263	11,263	—	—
Liabilities:
Interest rate derivatives	$(11,121)	$—	$(11,121)	$—

		Fair value measurements at reporting date using
	December 31, 2019	Level 1	Level 2	Level 3
Liabilities:
Interest rate derivatives	$(7,288)	$—	$(7,288)	$—
Non-Routine Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired technology using the “income-based relief-from-royalty” method and the fair value of its non-compete agreement using the “lost income” approach. Assets acquired as a result of the acquisition of the RSI, and C&J transactions were recorded at their fair values on the date of acquisition. See Note (3) Mergers and Acquisitions for further details.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $276.0 million and $255.0 million as of December 31, 2020 and 2019, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 days or less. Significant customers are those that individually account for 10% or more of the Company’s consolidated revenue or total accounts receivable. As of December 31, 2020, trade receivables from one customer individually represented 17% of the Company’s total accounts receivable. As of December 31, 2019, trade receivables from one customer individually represented more than 10% of the Company’s total accounts receivable. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of December 31, 2020 and 2019, the Company had $2.7 million, including the increase of $1.5 million from the adoption of ASU 2016-13, and $0.7 million in allowance for credit losses, respectively. During 2020, the Company had $0.5 million of activity related to the current period bad debt expense, net of write-offs. Additionally, the Company had $2.0 million of recoveries from previously written-off receivables, net of the bad debt expense. During the years ended December 31, 2019 and 2018, the Company recorded bad debt expense of $0.6 million.
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
As of December 31, 2020, the Company had four types of stock-based compensation under its Equity Award Plans: (i) restricted stock awards issued to independent directors and certain executives and employees, (ii) restricted stock units issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers and (iv) performance-based restricted stock units issued to executive officers and key management employees. The Company has approximately 9,098,304 shares of its common stock reserved and available for grant under the Equity and Incentive Award Plan and approximately 6,485,847 shares of its common stock reserved and available for grant under the Management Incentive Plan.
For details on the Company’s accounting policies for determining stock-based compensation expense, see Note (2)    Summary of Significant Accounting Policies: (k) Stock-based compensation. Non-cash stock compensation expense is generally presented within selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss) however, for the year ended December 31, 2020 and 2019, the Company presented $2.7 million and $9.6 million, respectively, within merger and integration. These amounts primarily relate to the accelerated vesting of certain awards that contained pre-existing change in control provisions.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The following table summarizes stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 (in thousands of dollars):

	Year Ended December 31,
	2020	2019	2018
Deferred stock awards	—	—	4,280
Restricted stock awards	1,589	1,486	611
Restricted stock units	19,201	20,426	9,822
Non-qualified stock options	894	3,498	2,453
Restricted stock performance-based stock unit awards	4,142	3,567	—
Stock-based compensation	$25,826	$28,977	$17,166
Tax benefit	$(5,557)	(6,954)	(4,134)
Stock-based compensation, net of tax	20,269	$22,023	$13,032

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
The first stock bonuses vested on January 1, 2018 and were paid on February 15, 2018. The second stock bonus vested January 1, 2019, with an original payout date of February 15, 2019, that was amended in February 2019 to a payout date of March 4, 2019. For the year ended December 31, 2018, the Company recognized $4.3 million of non-cash stock compensation expense into earnings, while no compensation related to these awards was recorded during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019 there was no remaining unamortized compensation cost related to unvested deferred stock awards.
(b) Restricted stock awards
For the years ended December 31, 2020, 2019, and 2018 the Company recognized $1.6 million, $1.5 million, and $0.6 million respectively, of non-cash stock compensation expense. As of December 31, 2020, total unamortized compensation cost related to unvested restricted stock awards was $0.6 million, which the Company expects to recognize over the remaining weighted-average period of 0.44 years.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Rollforward of restricted stock awards as of December 31, 2020 is as follows:

	Number of Restricted Stock Awards (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2019	292	$4.55
Shares issued	687	2.16
Shares vested	(349)	3.93
Shares forfeited	(7)	4.55
Non-vested balance at December 31, 2020	623	$2.27

(c) Restricted stock units
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $19.2 million, $20.4 million and $9.8 million, respectively, of non-cash stock compensation expense. As of December 31, 2020, total unamortized compensation cost related to unvested restricted stock units was $15.9 million, which the Company expects to recognize over the remaining weighted-average period of 1.79 years.
Rollforward of restricted stock units as of December 31, 2020 is as follows:

	Number of Restricted Stock Units (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2019	2,760	$10.82
Units issued	4,208	4.77
Units vested	(2,121)	9.88
Units forfeited	(760)	5.19
Non-vested balance at December 31, 2020	4,087	$6.12
(d) Non-qualified stock options
For the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.9 million, 3.5 million and $2.5 million, respectively, of non-cash stock compensation expense. As of December 31, 2020, total unamortized compensation cost related to unvested stock options was $0.1 million, which the Company expects to recognize over the remaining weighted-average period of 0.21 years.

Rollforward of stock options as of December 31, 2020 is as follows:

	Number of Stock Options (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2019	1,743	$4.86
Options granted	—	—
Options exercised	—	—
Actual options forfeited	(2)	7.35
Options expired	—	—
Total outstanding at December 31, 2020	1,741	$4.86

There were 1.7 million stock options exercisable or vested at December 31, 2020.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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

(e) Performance-based RSU awards
During the first quarter of 2020, the Company issued 1,033,936 of performance-based RSUs to executive officers under its Equity Award Plans, which were fair valued at $8.5 million using a Monte Carlo simulation method. 50% of the performance-based RSUs vest after two years (the "two-year performance-based RSUs"), while the remaining 50% vest after three years (the "three-year performance-based RSUs"). Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from 50% to 200% of the target award amount, if the threshold performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of December 31, 2020, total unamortized compensation cost related to unvested performance-based RSUs was $4.4 million, which the Company expects to recognize over the weighted-average period of 2.00 years.
During the second quarter of 2020, the Company issued 405,541 of performance-based RSUs to executive officers under its Equity Award Plans, with an estimated value of $1.2 million, based on a 100% target value. The performance RSUs issued by the Company have service and performance conditions. The number of shares that may be earned at the end of the vesting period ranges from 0% to 150% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of December 31, 2020, total unamortized compensation cost related to unvested performance-based RSUs was $0.8 million, which the Company expects to recognize over the weighted-average period of 1.00 years.

	Number of Performance-based RSU’s (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2019	—	$—
Performance-based RSU’s issued	1,439	6.75
Performance-based RSU’s vested	(123)	1.65
Performance-based RSU’s forfeited	(48)	9.25
Total outstanding at December 31, 2020	1,268	$7.15
Assumptions used in calculating the fair value of the first quarter performance-based RSU’s granted during the year are summarized below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

2020 Performance based RSU’s Granted
Valuation assumptions:
Expected dividend yield	0%
Expected equity volatility, including peers	31.7% - 97.4%
Expected term (years)	2 - 3
Risk-free interest rate	0.8% - 1.6%

(13) Stockholders’ Equity
(a) Vesting of Stock Awards
During the year ended December 31, 2020, 2,170,659 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of stock-based compensation awards. Shares withheld during the period were immediately retired by the Company.
(b) Secondary Offerings
On January 17, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-222500) was declared effective by the SEC for an offering on behalf of Keane Investor, pursuant to which 15,320,015 shares were sold by the selling stockholder (including 1,998,262 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at a price to the public of $18.25 per share. The Company did not sell any common stock in, and did not receive any of the proceeds from, the offering. Upon completion of the offering, Keane Investor controlled 50.8% of the Company’s outstanding common stock. During the December 31, 2018, the Company incurred $13.0 million of transaction costs on behalf of the selling stockholder, which were included within selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).
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
(c) C&J Merger
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
(d) Stock Repurchase
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
On December 11, 2019, the Company announced the board of directors approved a new share repurchase program for up to $50.0 million through December 2020. No share repurchases were made under the share repurchase program in the years ended December 31, 2020 or 2019.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(14) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2019	$(116)	$(8,665)	$(8,781)
Net income (loss)	—	2,334	2,334
Other comprehensive loss	(241)	(6,422)	(6,663)
December 31, 2020	$(357)	$(12,753)	$(13,110)
The following table summarizes reclassifications out of accumulated other comprehensive loss into earnings during years ended December 31, 2020, 2019 and 2018 (in thousands of dollars):

	Year Ended December 31,			Affected line item in the consolidated statements of operations and comprehensive income (loss)
	2020	2019	2018
Interest rate derivatives, hedging	$(2,334)	$239	$697	Interest expense
Foreign currency items(1)	—	—	(2,621)	Other income
Total reclassifications	$(2,334)	$239	$(1,924)
(1)    During the fourth quarter of 2018, the Company liquidated its Canadian subsidiary, upon which it recognized a loss of $2.6 million from AOCI into earnings in the consolidated statement of operations and comprehensive income for the year ended December 31, 2018.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(346,883)	$(106,157)	$59,331

Denominator:
Basic weighted-average common shares outstanding(1)	213,795	122,977	109,335
Dilutive effect of restricted stock awards	199	43	17
Dilutive effect of deferred stock award granted to NEOs	—	—	214
Dilutive effect of RSUs granted under stock incentive plans	39	81	94
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,041	—	—
Diluted weighted-average common shares outstanding(2)	215,074	123,101	109,660

(1)     As a result of the net loss incurred by the Company for the years ended December 31, 2020 and 2019, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(16) Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a purchase financed by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less may be accounted for similarly to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. In December 2018, the FASB issued ASU 2019-20, "Leases (Topic 842): Narrow-Scope Improvements for Lessors," which allows lessors to make a policy election to exclude sales taxes and other similar taxes from determining the consideration in the contract and variable payments not included in the consideration in the contract, requires lessors to exclude from variable payments lessor costs paid by lessees directly to third parties and clarified the accounting for variable payments for contracts with lease and nonlease components. The Company adopted these standards effective January 1, 2019, using the modified retrospective transition method. The Company recognized a lease right-of-use asset and lease liability of approximately $61.0 million on its consolidated balance sheet on January 1, 2019, for its operating leases that existed upon the effective date, with no additional impact to its consolidated statements of operations and comprehensive loss or statements of cash flows. The Company also determined that while its hydraulic fracturing fleets represent lease components in its customer contracts, these lease components do not represent the predominant components in its customer contracts. As such the Company has elected to account for the combined components of its customer contracts under ASC 606. In connection with the adoption of these standards, the Company implemented internal controls to ensure that the Company's contracts are properly evaluated to determine applicability under ASU 2016-02 and that the Company properly applies ASU 2016-02 in accounting for and reporting on all its qualifying leases.

The Company has operating leases for certain of its corporate offices, field shops, apartments, warehouses, rail cars, frac pumps, trailers, tractors and certain other equipment. The Company also has both operating and finance leases for its light duty vehicles.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The Company's leases have variable payments with annual escalations that are based on the proportion by which the consumer price index ("CPI") for all urban consumers increased over the CPI index for the prior comparative year. The Company's leases have remaining lease terms of less than 1 to 14 years, some of which include extension and termination option. None of these extension and termination options were used to determine the Company's right-of-use assets and lease liabilities, as the Company has not determined it is probable that it will exercise any of these options. None of the Company's leases have residual value guarantees.
The components of the Company's lease costs are as follows:

	(Thousands of Dollars)
	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	$15,702	$26,948
Finance lease cost:
Amortization of right-of-use assets	2,027	3,356
Interest on lease liabilities	269	625
Total finance lease cost	2,296	3,981
Short-term and Variable lease cost(1)	7,469	16,838
Sublease income	—	(116)
Total lease cost	$25,467	$47,651
(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

	(Thousands of Dollars)
	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$21,049	$25,318
Operating cash flows from finance leases	240	565
Financing cash flows from finance leases	3,752	6,035
Weighted average remaining lease terms are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Operating leases	4.72 years	4.74 years
Finance leases	1.88 years	2.28 years
Weighted average discount rate on the Company's lease liabilities are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Operating leases	8.65%	5.73%
Finance leases	5.79%	5.53%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Maturities of the Company's lease liabilities as of December 31, 2020, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2021	$20,856	$653
2022	9,751	422
2023	6,888	97
2024	2,324	—
2025	1,866	—
Thereafter	9,161	—
Total undiscounted remaining minimum lease payments	50,846	1,172
Less imputed interest	(8,063)	(62)
Total discounted remaining minimum lease payments	$42,783	$1,110

The Company did not make any lease reassessments or modifications nor did it recognize any gains or losses on sale-leaseback transactions during the year ended December 31, 2020.

As of December 31, 2020, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.

(17) Income Taxes
The following table summarizes the income (loss) from continuing operations before income taxes in the following jurisdictions:

	(Thousands of Dollars)
	Year Ended December 31,
	2020	2019	2018
Domestic	$(357,250)	$(106,879)	$66,260
Foreign	11,837	1,727	(2,659)
	$(345,413)	$(105,152)	$63,601
The components of the Company’s income tax provision are as follows:

	(Thousands of Dollars)
	Year Ended December 31,
	2020	2019	2018
Current:
State	$(297)	$709	$5,387
Foreign	1,858	627	31
Total current income tax provision	$1,561	$1,336	$5,418
Deferred:
Federal	$(158)	$(239)	$(1,031)
State	53	(92)	(117)
Foreign	14	—	—
Total deferred income tax provision	(91)	(331)	(1,148)
	$1,470	$1,005	$4,270

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The following table presents the reconciliation of the Company’s income taxes calculated at the statutory federal tax rate, currently 21%, to the income tax provision in its consolidated statements of operations and comprehensive (loss). The Company’s effective tax rate for 2020 of (0.43)% differs from the statutory rate, primarily due to state taxes, foreign withholding taxes, and a change in the valuation allowance. The Company’s effective tax rate for 2019 was (0.96)%.

	(Thousands of Dollars)
	December 31, 2020	December 31, 2019	December 31, 2018
Income tax provision computed at the statutory federal rate	$(72,537)	$(22,082)	$13,356
Reconciling items:
State income taxes, net of federal tax benefit	(12,222)	(1,463)	1,408
Deferred tax asset valuation adjustment	82,557	14,987	(22,639)
Permanent differences	4,589	9,962	5,237
Foreign withholding taxes	1,870	627	—
Other	(2,787)	(1,026)	6,908
Income tax provision	$1,470	$1,005	$4,270
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

	(Thousands of Dollars)
	Year Ended December 31,
	2020	2019	2018
Deferred tax assets:
Stock-based compensation	$4,972	$4,124	$3,979
Net operating loss and other carry-forwards	284,151	196,949	90,565
Accruals and other	15,535	21,411	4,524
PPE & Intangibles	—	1,474	—
Gross deferred tax assets	304,658	223,958	99,068
Valuation allowance	(294,101)	(223,419)	(41,779)
Total deferred tax assets	$10,557	$539	$57,289
Deferred tax liability:
PP&E and intangibles	$(8,317)	$—	$(56,799)
Prepaids and other	(2,240)	(645)	(756)
Total deferred tax liability	(10,557)	(645)	(57,555)
Net deferred tax liability	$—	$(106)	$(266)
As of December 31, 2020, NexTier had total U.S. federal tax net operating loss (“NOL”) carryforwards of $1.2 billion, of which, $380.2 million, if not utilized, will begin to expire in the year 2031. The remaining federal NOLS can be carried forward indefinitely. The total deferred tax asset for net operating loss and other carryforwards also includes approximately $42.1 million of interest expense carryovers with indefinite life. Of the federal NOLs that can be carried forward indefinitely, $352.2 million is related to the Company’s current year federal tax loss. The Company has state NOLS of $480.1 million, which if not utilized, will expire in various years between 2025 and 2038. Additionally, the Company has $20.3 million of NOLs in foreign jurisdictions that, if not utilized, will begin to expire in the year 2035.
As a result of the C&J Merger on October 31, 2019, NexTier had a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change NOLs and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
is based on the value of the Company as of the effective date of the C&J Merger. The Company’s Section 382 annual limitation is $8.5 million. In addition, this annual limitation is subject to adjustments from the realization of net unrealized built-in gain (“NUBIG”) during a five-year recognition period ending October 31, 2024. As of December 31, 2020, it is expected that all of the Company’s pre-change NOLs of $398.8 million incurred prior to the C&J Merger will be available for use during the applicable carryforward period without becoming permanently lost by the Company due to expiration. The Company’s pre-change NOLs subject to expiration comprise $275.8 million out of the total $398.8 million.
C&J Energy Services, Inc. had Pre-change NOLs carry forward prior to the C&J Merger. As a result of the C&J Merger, such NOLs were carried over to the Company. These NOLs are also subject to an annual limitation under IRC Section 382. The Company’s annual limitation with respect to the C&J Energy NOLs is $8.6 million and is subject to adjustments from the realization of net unrealized built-in loss (“NUBIL”) during a five-year recognition period ending October 31, 2024. Due to this IRC Section 382 annual limitation, some of the NOLs carried over to the Company from C&J Energy Services, Inc. are expected to become permanently lost by the Company due to the expiration and will not be available for use by the Company during the applicable carryforward period. The Company has not reflected the NOLs expected to expire as a result of this limitation in its summary of deferred tax assets or in the NOLs disclosed within this paragraph. The pre-change NOLs carried over from C&J Energy Services, Inc. including built-in loss through December 31, 2020, total $405.8 million of which $104.4 million are subject to expiration, but not expected to expire as a result of the IRC Section 382 limitation.
ASC 740, “Income Taxes,” requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of December 31, 2020 fully offsets the net deferred tax assets, excluding deferred tax liabilities related to certain indefinite-lived assets. The valuation allowance as of December 31, 2017 fully offsets the impact of the initial benefit recorded related to the formation of NexTier Oilfield Solutions Inc., excluding deferred tax liabilities related to certain indefinite lived assets. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control. The valuation allowances as of December 31, 2020, 2019, and 2018 were $294.1 million, $223.4 million and $41.8 million, respectively.
Changes in the valuation allowance for deferred tax assets were as follows:

(Thousands of Dollars)
Valuation allowance as of the beginning of January 1, 2020	$223,419
Divestiture	(13,450)
Charge as (benefit) expense to income tax provision for current activities	82,557
Changes to other comprehensive income (loss)	1,575
Valuation allowance as of December 31, 2020	$294,101
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
The Company evaluated the provisions of the Tax Act and determined only the reduced corporate tax rate from 35% to 21% would have an impact on its consolidated financial statements as of December 31, 2017. Accordingly, the Company recorded a provision to income taxes for the Company’s assessment of the tax impact of the Tax Act on ending deferred tax assets and liabilities and the corresponding valuation allowance. The effects of other provisions of the Tax Act are not expected to have an adverse impact on the Company’s consolidated financial

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
statements. The Company finalized its analysis of the Tax Act in 2018 and will continue to monitor guidance on provisions of the Tax Act to be issued by taxing authorities to assess the impact on the Company’s consolidated financial statements.
There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended December 31, 2020, 2019 and 2018. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns, and its accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company classifies interest and penalties within the provision for income taxes. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2017 through December 31, 2019 for federal tax purposes and for the years ended December 31, 2016 through December 31, 2019 for state tax purposes.
(18) Commitments and Contingencies
As of December 31, 2020, and 2019, the Company had $4.9 million and $9.0 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $23.4 million and $64.0 million, as of December 31, 2020, and 2019, respectively.
As of December 31, 2020, the Company has a letter of credit of $28.5 million under the 2019 ABL Facility.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of some of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $77.6 million, $160.0 million and $107.4 million amounts of proppant under its take-or-pay agreements during the years ended December 31, 2020, 2019 and 2018.
Aggregate minimum commitments under long-term raw material supply agreements with payment penalties for minimum tonnage purchases for the next five years as of December 31, 2020 are listed below:

(Thousands of Dollars)
Year-end December 31,
2021	$23,418
2022	17,430
2023	7,500
2024	1,190
2025	—
$49,538
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
Regulatory Audits
Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. The Company has recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagrees with many aspects of the state’s preliminary report and intends to contest the state’s position through litigation, if necessary. In addition, this reserve does not take into account the potential for refund claims in which the Company has not recorded.
(19) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P. and Cerberus Technology Solutions LLC, affiliates of the Company’s principal equity holder, provide certain consulting services to the Company. The Company paid $2.2 million, $4.1 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.
In connection with the Organization Transaction, the Company engaged in transactions with affiliates. See Note (1) Basis of Presentation and Nature of Operations and Note (13) Stockholders’ Equity for a description of these transactions.
In connection with the Company’s research and development initiatives, the Company engaged in transactions with its equity-method investee. As of December 31, 2020, the Company had purchased $1.7 million of shares in its equity-method investee. In the first quarter of 2020, the Company had enough evidence to believe that it would not be able to recover its $1.7 million investment in its equity-method investee and completely impaired it. The impairment is recorded in impairment expense in the consolidated statement of operations and comprehensive income (loss). For additional information, see Note (2) Summary of Significant Accounting Policies
(20) Retirement Benefits and Nonretirement Postemployment Benefits
Defined Contribution Plan
The Company sponsors two different 401(k) defined contribution retirement plans covering eligible employees. The Company makes matching contributions of up to 3.5% of eligible compensation, but suspended the Company matching contribution to the 401(k) plans as of May 1, 2020. Eligible employees can make annual contributions to one of the two plans for which they are eligible up to the maximum amount allowed by current federal regulations, as noted in the plan documents. Contributions made by the Company related to the years ended December 31, 2020, 2019, and 2018 were $4.5 million, $8.1 million and $6.7 million, respectively.
Severance

The Company provides severance benefits to certain of its employees in connection with the termination of their employment. Severance benefits offered by the Company were $27.0 million, $16.7 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
In 2019, due to the transformative nature of the C&J Merger, the CODM changed the way in which the Company is managed, including the level at which to make performance evaluation and resource allocation decisions. Discrete financial information was created to provide the segment information necessary for the CODM to manage the Company under the revised operating segment structure. On March 9, 2020 the Company announced it had completed the divestiture of its Well Support Services (“WSS”) segment. As a result of the changes to operating segments, the Company revised its reportable segments subsequent to the completion of the C&J Merger and prior to the WSS divestiture, the Company’s revised reportable segments were: (i) Completion Services and (ii) Well Construction and Intervention (“WC&I”) and (iii) Well Support Services. Subsequent to the WSS divestiture, the Company’s reportable segments were (i) Completion Services, and (ii) Well Construction and Intervention Services. This segment structure reflects the financial information and reports used by the Company’s management, specifically including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions. As a result of the revised reportable segment structure subsequent to the C&J merger, the Company has restated the corresponding items of segment information for all periods presented.
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
Historical Segment: Well Support Services
 The Company’s Well Support Services segment consisted of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. On March 9, 2020, the Company completed the divestiture of its Well Support Services segment for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, ("WSS Notes") previously issued by Basic. This resulted in a gain on divestiture of $8.7 million. The gain is recorded within (Gain) Loss on Disposal of Assets on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Income per share for the three months ended March 31, 2020 attributable to the divested Well Support Services segment was less than $0.01. On July 29, 2020, the Company received the escrowed cash amount in final settlement for working capital reconciliation.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The following tables present financial information with respect to the Company’s segments. Corporate and Other represents costs not directly associated with a segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery equipment.

	Year Ended December 31,
	2020	2019	2018
Operations by reportable segment
Revenue:
Completion Services	$1,046,314	$1,709,934	$2,100,956
WC&I	98,338	63,039	36,050
Well Support Services	57,929	48,583	—
Total revenue	$1,202,581	$1,821,556	$2,137,006
Adjusted gross profit (loss):
Completion Services(1)	$168,276	$401,845	$479,077
WC&I(1)	9,731	7,812	(2,390)
Well Support Services(1)	12,338	7,967	—
Total adjusted gross profit	$190,345	$417,624	$476,687
Operating income (loss):
Completion Services	$(144,425)	$126,698	$234,756
WC&I	(9,571)	3,855	(6,818)
Well Support Services	10,940	6,959	—
Corporate and Other	(188,221)	(221,261)	(129,928)
Total operating income (loss)	$(331,277)	$(83,749)	$98,010
Depreciation and amortization:
Completion Services	$264,247	$270,918	$241,169
WC&I	18,045	3,822	4,428
Well Support Services	1,527	1,415	—
Corporate and Other	18,232	15,995	13,548
Total depreciation and amortization	$302,051	$292,150	$259,145
Net income (loss):
Completion Services	$(144,425)	$126,698	$234,756
WC&I	(9,571)	3,855	(6,818)
Well Support Services	10,940	6,959	—
Corporate and Other	(203,827)	(243,669)	(168,607)
Total net income (loss)	$(346,883)	$(106,157)	$59,331
(1)     Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year ended December 31, 2020
	Completion Services	WC&I	Well Support Services	Total
Revenue	$1,046,314	$98,338	$57,929	$1,202,581
Cost of Services	893,785	93,198	45,591	1,032,574
Gross profit excluding depreciation and amortization	152,529	5,140	12,338	170,007
Management adjustments associated with cost of services(1)	15,747	4,591	—	20,338
Adjusted gross profit(2)	$168,276	$9,731	$12,338	$190,345

(1) Adjustments relate to market-driven severance and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.
(2) Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company’s segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280.

	Year ended December 31, 2019
	Completion Services	WC&I	Well Support Services	Total
Revenue	$1,709,934	$63,039	$48,583	$1,821,556
Cost of Services	1,308,089	55,227	40,616	1,403,932
Gross profit excluding depreciation and amortization	401,845	7,812	7,967	417,624
Management adjustments associated with cost of services	—	—	—	—
Adjusted gross profit(2)	$401,845	$7,812	$7,967	$417,624

(2) Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company’s segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280.

	Year ended December 31, 2018
	Completion Services	WC&I	Well Support Services	Total
Revenue	$2,100,956	$36,050	$—	$2,137,006
Cost of Services	1,622,106	38,440	—	1,660,546
Gross profit excluding depreciation and amortization	478,850	(2,390)	—	476,460
Management adjustments associated with cost of services(3)	227	—	—	227
Adjusted gross profit(2)	$479,077	$(2,390)	$—	$476,687

(2) Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company’s segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280.
(3) Adjustments relate to integration costs recorded in costs of services as a result of the RSI asset acquisition in 2018.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	(Thousands of Dollars)
	December 31, 2020	December 31, 2019
Total assets by segment:
Completion Services	$689,814	$1,091,965
WC&I	62,959	106,493
Well Support Services	—	109,792
Corporate and Other	405,115	356,657
Total assets	$1,157,888	$1,664,907

Goodwill by segment:
Completion Services	$104,198	$136,425
WC&I	—	372
Well Support Services	—	661
Corporate and Other	—	—
Total goodwill	$104,198	$137,458

(22) Selected Quarterly Financial Data
The following table sets forth certain unaudited financial and operating information for each quarter of the years ended December 31, 2020 and 2019. The unaudited quarterly information includes all adjustments that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Year Ended December 31, 2020
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$627,625	$196,227	$163,675	$215,054
Costs of services (excluding depreciation and amortization, shown separately)	512,226	178,771	150,066	191,511
Depreciation and amortization	85,821	75,260	73,570	67,400
Selling, general and administrative expenses	56,884	38,024	25,521	23,718
Merger and integration	12,182	14,028	7,288	(959)
Gain on disposal of assets	(7,962)	(953)	(3,027)	(2,519)
Impairment	34,327	—	2,681	—
Total operating costs and expenses	693,478	305,130	256,099	279,151
Operating loss	(65,853)	(108,903)	(92,424)	(64,097)
Other income (expense), net	416	2,259	(3,978)	7,819
Interest expense	(6,066)	(5,353)	(5,524)	(3,709)
Total other income (expense)	(5,650)	(3,094)	(9,502)	4,110
Income tax expense	(253)	(491)	(507)	(219)
Net loss	$(71,756)	$(112,488)	$(102,433)	$(60,206)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2019
	(Unaudited)
Selected Financial Data:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$421,654	$427,733	$443,953	$528,216
Costs of services (excluding depreciation and amortization, shown separately)	337,646	324,503	333,438	408,345
Depreciation and amortization	71,476	69,886	68,708	82,080
Selling, general and administrative expenses	27,936	26,463	26,579	42,698
Merger and integration	—	6,108	6,651	55,972
(Gain) loss on disposal of assets	481	(330)	679	3,640
Impairment	—	—	—	12,346
Total operating costs and expenses	437,539	426,630	436,055	605,081
Operating income	(15,885)	1,103	7,898	(76,865)
Other expense (income), net	448	(43)	55	(7)
Interest expense	(5,395)	(5,477)	(5,215)	(5,769)
Total other income (expenses)	(4,947)	(5,520)	(5,160)	(5,776)
Income tax income (expense)	(974)	(564)	820	(287)
Net income (loss)	$(21,806)	$(4,981)	$3,558	$(82,928)

(23) New Accounting Pronouncements
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
(b) Recently Issued Accounting Standards
In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”. ASU 2021-10 expands on the US GAAP guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
In October 2020, the FASB issued ASU 2020-10 ‘Codification Improvements”. ASU 2020-10 improves the clarity and consistency of various provisions in the Codification. The Company does not expect ASU 2020-10 to have any impact on the its consolidated financial statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2020, based upon criteria set forth in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2020, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.
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
On October 31, 2019, we completed the C&J Merger, which resulted in changes to internal controls over the consolidation and reporting of our financial results. In the second quarter of 2020, the Company completed the implementation of a single ERP system. We also continue to further simplify, harmonize and automate processes and migrate data, including from ancillary systems. In connection with the implementation, harmonization, and migrations and the resulting business process changes, we have reviewed and continue to execute, where appropriate, the re-design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting. These transitions have not materially affected, and we do not expect them to materially affect, our internal controls over financial reporting. The consolidated financial statements presented in this Annual Report on Form 10-K were prepared using information obtained from these separate accounting systems.
Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed in April 2021.

Item 11. Executive Compensation
This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed in April 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed in April 2021.

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed in April 2021.

Item 14. Principal Accountant Fees and Services
This information is incorporated by reference to the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed in April 2021.

PART IV
Item 15. Exhibits and Financial Schedules
The following documents are filed as part of this report:
Financial Statements
Financial Statement Schedules:
The schedules listed in Rule 5-04 of Regulation S-X (17 CFR 210.5-04) have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Group, Inc. and King Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019).
3.1	Certificate of Incorporation of Keane Group, Inc. dated October 13, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
3.2	Certificate of Amendment to Certificate of Incorporation of Keane Group, Inc. dated October 31, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2017).
3.4	First Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).
4.1	Second Amended and Restated Stockholders' Agreement, dated October 31, 2019, by and among Keane Group, Inc. and Keane Investor Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
4.2	Description of Registrants Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.1	Second Amended and Restated Asset-Based Revolving Credit Agreement, dated October 31, 2019, by and among NexTier Oilfield Solutions Inc. (f/k/a Keane Group, Inc.), Keane Group Holdings, LLC, as the Lead Borrower, certain other subsidiaries of NexTier Oilfield Solutions Inc. as additional borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
10.2	Term Loan Agreement, dated May 25, 2018, by and among Keane Group Inc., as the Parent, Keane Group Holdings, LLC, as the Lead Borrower, the Subsidiary Guarantors party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
10.3†	Keane Management Holdings LLC Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.4†	NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, amended and restated on October 31, 2019 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.5†*	Amendment No. 1 to NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan.
10.6†	Form of Keane Group, Inc. Executive Incentive Bonus Plan (incorporated by referent to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on December 14, 2016).
10.8†	Form of Director Services Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1filed on December 14, 2016).

10.9†	Keane Group, Inc. Form of Restricted Stock Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 26, 2017).
10.10†	Keane Group, Inc. Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2017).
10.11†	Form of Keane Group, Inc. Equity and Incentive Award Plan Amendment to Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019).
10.12†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).
10.13†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).
10.14†	Keane Group, Inc. Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.15†	Keane Group, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.16†	Keane Group, Inc. Form of Restricted Stock Unit Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10Q filed on May 7, 2019).
10.17†	Keane Group, Inc. Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.18†	Form of Amendment to Keane Group, Inc. Restricted Unit Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.19†	Form of Amendment to Keane Group, Inc. Non-Qualified Stock Option Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.20†	NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, dated Effective October 31, 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 1, 2019).
10.21†	C&J Energy Services, Inc. 2017 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on January 13, 2017).
10.22†	First Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.23†	Second Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.24†	Restricted Share Agreement (C&J Executive Employment Agreements) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.25†	Restricted Share Agreement (Restrictive Covenants) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.26†	Nonqualified Stock Option Agreement (C&J Executive Employment Agreements) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.5 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.27†	Nonqualified Stock Option Agreement (Restrictive Covenants) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.28†	Performance Share Agreement under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).

10.29†	Performance Share Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.11 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.30†	Performance Share Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.12 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.31†	Restricted Share Unit Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.13 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.32†	Restricted Share Unit Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.14 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.33†	Cash Retention Award Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.15 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.34†	Cash Retention Award Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.16 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.35†	Form of RSU Award Agreement 2020 (Executive) (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.36†	Form of PSU Agreement 2020 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.37†*	Form of RSU Award Agreement 2021.
10.38†*	Form of PSU Award Agreement 2021.
10.39†	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Robert Drummond (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 16, 2019).
10.40†	Third Amended and Restated Employment Agreement, dated June 16, 2019, by and between Keane Group, Inc. and Greg Powell (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 16, 2019).
10.41†	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Kevin M. McDonald (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-4 filed with the SEC on July 16, 2019).
10.42†	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between NexTier Oilfield Solutions Inc. and Ian J. Henkes (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.43†	Second Amended and Restated Employment Agreement, dated January 13, 2021, by and between NexTier Oilfield Solutions Inc. and Kenny Pucheu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 15, 2021).
10.45†	Form of Third Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group, Inc. and James C. Stewart (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.46†	Separation Agreement for James Stewart (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.47†	Employment Agreement, dated February 20, 2017, by and between KGH Intermediate Holdco II, LLC and Phung Ngo-Burns (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2017).
10.48†	Amendment to Employment Agreement of Phung Ngo-Burns, dated March 20, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2020).
10.49†*	Amendment No.2 to NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan.
10.50†*	Amendment No.1 to NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan.

21.1*	Schedule of Subsidiaries of NexTier Oilfield Solutions Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 24, 2021.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Robert W. Drummond
Robert W. Drummond
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Drummond	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
Robert W. Drummond

/s/ Kenneth Pucheu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Kenneth Pucheu

/s/ Phung Ngo-Burns	Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 24, 2021
Phung Ngo-Burns

/s/ James C. Stewart	Director	February 24, 2021
James C. Stewart

/s/ Stuart Brightman	Director	February 24, 2021
Stuart Brightman

/s/ Gary M. Halverson	Director	February 24, 2021
Gary M. Halverson

/s/ Patrick Murray	Director	February 24, 2021
Patrick Murray

/s/ Amy H. Nelson	Director	February 24, 2021
Amy H. Nelson

/s/ Mel Riggs	Director	February 24, 2021
Mel Riggs

/s/ Michael Roemer	Director	February 24, 2021
Michael Roemer

/s/ Scott Wille	Director	February 24, 2021
Scott Wille