Form 10-Q
period 2021-03-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2021-05-05
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, the registrant had 215,527,369 shares of common stock outstanding.

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
•changing regional, national or global economic conditions, including oil and gas supply and demand;
•our business strategy;
•our plans, objectives, expectations and intentions;
•the competitive nature of the industry in which we conduct our business, including pricing pressures;
•our future operating results;
•crude oil and natural gas commodity prices;
•demand for services in our industry;
•the impact of pipeline and storage capacity constraints;
•the impact of adverse weather conditions;
•the effects of government regulation and administrative or political policies;
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
•the impact of ownership by Cerberus (through Keane Investor); and
•the impact of our corporate governance structure.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, and in the section entitled Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, except as specifically set forth herein.
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$271,639	$275,990
Trade and other accounts receivable, net	163,540	122,584
Inventories, net	31,621	30,068
Assets held for sale	—	126
Prepaid and other current assets	21,220	58,011
Total current assets	488,020	486,779
Operating lease right-of-use assets	29,273	37,157
Finance lease right-of-use assets	772	1,132
Property and equipment (net of accumulated depreciation of $947,755 and $929,290)	456,712	470,711
Goodwill	104,198	104,198
Intangible assets (net of accumulated amortization of $50,021 and $46,496)	47,779	51,182
Other noncurrent assets	6,274	6,729
Total assets	$1,133,028	$1,157,888
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88,464	$61,259
Accrued expenses	125,266	134,230
Customer contract liabilities	12,000	266
Current maturities of long-term operating lease liabilities	14,637	18,551
Current maturities of long-term finance lease liabilities	441	606
Current maturities of long-term debt	2,310	2,252
Other current liabilities	2,710	2,993
Total current liabilities	245,828	220,157
Long-term operating lease liabilities, less current maturities	24,351	24,232
Long-term finance lease liabilities, less current maturities	293	504
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	332,779	333,288
Other noncurrent liabilities	20,449	22,419
Total noncurrent liabilities	377,872	380,443
Total liabilities	623,700	600,600
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 215,344 and 214,440 shares, respectively)	2,153	2,144
Paid-in capital in excess of par value	994,179	989,995
Retained deficit	(476,243)	(421,741)
Accumulated other comprehensive loss	(10,761)	(13,110)
Total stockholders' equity	509,328	557,288
Total liabilities and stockholders' equity	$1,133,028	$1,157,888

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$228,402	$627,625
Operating costs and expenses:
Cost of services(1)	217,777	512,226
Depreciation and amortization	45,868	85,821
Selling, general and administrative expenses	16,069	56,884
Merger and integration	—	12,182
Gain on disposal of assets	(4,592)	(7,962)
Impairment expense	—	34,327
Total operating costs and expenses	275,122	693,478
Operating loss	(46,720)	(65,853)
Other income (expense):
Other income (expense), net	(2,719)	416
Interest expense, net	(4,206)	(6,066)
Total other expense	(6,925)	(5,650)
Loss before income taxes	(53,645)	(71,503)
Income tax expense	(857)	(253)
Net loss	(54,502)	(71,756)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	337	1,107
Hedging activities	1,346	(2,961)
Total comprehensive loss	$(52,819)	$(73,610)

Net loss per share:
Basic net loss per share	$(0.25)	$(0.34)
Diluted net loss per share	(0.25)	(0.34)

Weighted-average shares outstanding: basic	215,110	212,842
Weighted-average shares outstanding: diluted	215,110	212,842

(1) Cost of services during the three months ended March 31, 2021 and March 31, 2020 exclude depreciation of $41.3 million and $81.3 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)
`

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	10	5,193	—	—	5,203
Shares repurchased and retired related to stock-based compensation	(1)	(1,009)	—	—	(1,010)
Other comprehensive income	—	—	—	2,349	2,349
Net loss	—	—	(54,502)	—	(54,502)
Balance as of March 31, 2021	$2,153	$994,179	$(476,243)	$(10,761)	$509,328

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Stock-based compensation(1)	11	6,869	—	—	6,880
Shares repurchased and retired related to stock-based compensation	(2)	(1,149)	—	—	(1,151)
Other comprehensive loss	—	—	—	(1,513)	(1,513)
Credit losses standard implementation	—	—	(1,525)	—	(1,525)
Net loss	—	—	(71,756)	—	(71,756)
Balance as of March 31, 2020	$2,133	$972,482	$(146,614)	$(10,294)	$817,707

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,502)	$(71,756)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	45,868	85,821
Amortization of deferred financing fees	624	551
Gain on disposal of assets	(4,592)	(7,962)
Loss on impairment of assets	—	34,327
Unrealized (gain) loss on derivative recognized in other comprehensive loss	1,346	(2,961)
Loss on financial instrument and derivatives, net	3,575	341
Stock-based compensation	5,203	6,880
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable, net	(40,955)	(30,833)
Decrease (increase) in inventories	(2,364)	5,647
Decrease (increase) in prepaid and other current assets	(467)	4,888
Decrease in other assets	8,652	4,958
Increase in accounts payable	18,188	27,694
Decrease in accrued expenses	(8,972)	(8,478)
Increase in customer contract liabilities	11,734	2,940
Decrease in other liabilities	(6,564)	(3,570)
Net cash provided by (used in) operating activities	(23,226)	48,487
Cash flows from investing activities:
Proceeds from sale of business	—	53,259
Purchase of property and equipment	(22,462)	(40,798)
Advances of deposit on equipment	(662)	(1,775)
Implementation of software	(166)	(2,600)
Proceeds from disposal of assets	9,528	5,973
Proceeds from settlement of WSS Notes and make-whole derivative	34,350	—
Proceeds from insurance recoveries	—	58
Net cash provided by investing activities	20,588	14,117
Cash flows from financing activities:
Proceeds from asset-based revolver	—	175,000
Payments on the term loan facility and asset-based revolver	(875)	(875)
Payments on finance leases	(165)	(2,278)
Shares repurchased and retired related to stock-based compensation	(1,010)	(1,151)
Net cash provided by (used in) financing activities	(2,050)	170,696
Non-cash effect of foreign translation adjustments	337	1,107
Net increase (decrease) in cash, cash equivalents	(4,351)	234,407
Cash and cash equivalents, beginning	275,990	255,015
Cash and cash equivalents, ending	$271,639	$489,422

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$5,041	$5,724

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Income taxes	—	2
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(9,017)	$(29,900)
Non-cash additions to operating right-of-use assets	822	1,970
Non-cash additions to operating lease liabilities, including current maturities	(512)	(1,970)
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)    Basis of Presentation and Nature of Operations
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the "SEC") on February 24, 2021.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2021 and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
On October 31, 2019, the Company completed its merger (the “C&J Merger”) with C&J Energy Services, Inc. (“C&J”) and changed its name to "NexTier Oilfield Solutions Inc." Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the C&J Merger. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate C&J’s operations, aligning accounting processes and procedures, and integrating its enterprise resource planning system with those of the Company. All of these costs are recorded within merger and integration costs on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note (3) Mergers and Acquisitions in Part I, "Item 8. Financial Statements and Supplementary" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information.
In addition, on March 9, 2020, the Company completed the divestiture of its Well Support Services Segment ("WSS Sale"). For more details regarding the WSS Sale, refer to Note (13) Business Segments.
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
(b) Revenue Recognition
The majority of the Company’s performance obligations are satisfied over time. The Company has determined this best represents the transfer of value from its services to the customer as performance by the Company helps to enhance a customer controlled asset (e.g., unplugging a well, enabling a well to produce oil or natural gas). Measurement of the satisfaction of the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
performance obligation is measured using the output method, which is typically evidenced by a field ticket. A field ticket includes items such as services performed, consumables used, and man hours incurred to complete the job for the customer. Each field ticket is used to invoice customers. Payment terms for invoices issued are in accordance with a master services agreement with each customer, which typically require payment within 30 to 45 days of the invoice issuance.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. For those contracts with a term of more than one year, the Company had approximately $20.1 million of unsatisfied performance obligations as of March 31, 2021, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.
Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. Payment terms after invoicing are typically 30 to 45 days.
The Company does not have any significant contract costs to obtain or fulfill contracts with customers; as such, no amounts are recognized on the consolidated balance sheet. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the consolidated statements of operations and comprehensive income (loss) and net cash provided by operating activities in the consolidated statements of cash flows.
The following is a description of the Company’s core service lines separated by reportable segments from which the Company generates its revenue. For additional detailed information regarding reportable segments, see Note (13) Business Segments.
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
Historical Segment: Well Support Services Segment
On March 9, 2020, the Company completed the divestiture of its Well Support Services Segment. For additional information, see Note (13) Business Segments. Through its rig services line, the Company had provided workover and well servicing rigs that were primarily used for routine repair and maintenance of oil and gas wells, re-drilling operations and plug and abandonment operations. These services were provided on an hourly basis at prices that approximate spot market rates. A field ticket was generated and revenue is recognized upon the earliest of the completion of a job or at the end of each day. A rig services job can last anywhere from a few hours to multiple days depending on the type of work being performed. The field ticket includes the base hourly rate charge and, if applicable, charges for additional personnel or equipment not contemplated in the base hourly rate. The field ticket may also include charges for the mobilization and set-up of equipment.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
Revenue activities during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021
	(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$50,108	$5,806	$—	$55,914
Central	34,900	—	—	34,900
West Texas	106,666	12,478	—	119,144
West	4,888	1,137	—	6,025
International	12,419	—	—	12,419
	$208,981	$19,421	$—	$228,402

	Three Months Ended March 31, 2020
	(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$77,425	$7,630	$—	$85,055
Central	76,831	6,900	—	83,731
West Texas	264,499	33,632	8,373	306,504
West	83,687	8,663	49,556	141,906
International	10,429	—	—	10,429
	$512,871	$56,825	$57,929	$627,625
(c) Long-Lived Assets with Definite Lives
Property and equipment, inclusive of equipment under finance lease, are generally stated at cost.
Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from 13 months to 40 years. Management determines the estimate of the useful lives and salvage values of property and equipment on expected utilization, technological change and effectiveness of its maintenance programs. Depreciation methods, useful lives and residual values are reviewed annually or as needed based on activities related to specific assets. When components of an item of property and equipment are identifiable and have different useful lives, they are accounted for separately as major components of property and equipment.
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
In the first quarter of 2021, the Company reassessed the estimated useful lives of select machinery and equipment, concluding that due to a decrease in service intensity for select machinery and equipment driven by operational parameters required to maximize natural gas substitution and longer major component lives attributable to equipment health monitoring and predictive maintenance from our proprietary digital NexHub platform and data science efforts, the useful lives of select machinery and equipment should be increased by 1-2 years depending on the specific asset class. In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2021. This change resulted in a decrease in depreciation expense and decrease in net loss during the quarter ended March 31, 2021 of $12.1 million in the consolidated statement of operations and comprehensive income (loss).
Amortization on definite-lived intangible assets is calculated on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years.
Property and equipment and definite-lived intangible assets (“Long-lived Assets”) are evaluated on a quarterly basis to identify events or changes in circumstances, referred to as triggering events that indicate the carrying value of certain property and equipment may not be recoverable or upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of Long-lived Asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, cementing, and coiled tubing, except for an entity level asset group for Long-lived Assets that do not have identifiable independent cash flows. Estimates of undiscounted future net cash flows of assets groups are projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows take into account known market conditions as of the assessment date, and management’s anticipated business outlook. A terminal period is used to reflect an estimate of stable, perpetual growth. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset groups, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related asset groups. The impairment loss is then allocated across the asset group's major classifications.
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
The Company did not recognize any impairment charges related to the Company’s long-lived assets for the three months ended March 31, 2021 or 2020.
(d) Leases
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
(e) Derivative Instruments and Hedging Activities
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
In addition, we evaluate the terms of our operating agreements and other contracts, if any, to determine whether they contain embedded components that are required to be bifurcated and accounted for separately as derivative financial instruments. For additional detailed information regarding derivatives, see Note (7) Derivatives.
(f) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards, restricted stock units to be settled in common stock (“RSUs”), performance-based RSU award (“PSUs”), and non-qualified stock options (“stock options”) based on the fair value of the awards at the date of grant. The fair value of restricted stock awards and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined by applying the Black-Scholes model to the grant-date market value of the underlying common shares of the Company. The fair value of PSUs with market conditions is determined using a Monte Carlo simulation method. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method best reflects actual stock-based compensation expense.
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
(3)    Goodwill
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
During the first quarter of 2021, the Company assessed and determined there were no triggering events.
(4)    Inventories, net
Inventories, net, consisted of the following as of March 31, 2021 and December 31, 2020:

	(Thousands of Dollars)
	March 31, 2021	December 31, 2020
Sand, including freight	$6,054	$5,096
Chemicals and consumables	2,889	2,993
Materials and supplies	22,678	21,979
Total inventory, net	$31,621	$30,068
Inventories are reported net of obsolescence reserves of $4.5 million and $4.4 million as of March 31, 2021 and December 31, 2020, respectively. The Company recognized $0.1 million and $1.2 million of obsolescence expense during the three months ended March 31, 2021 and 2020, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(5)    Long-Term Debt
Long-term debt at March 31, 2021 and December 31, 2020 consisted of the following:

	(Thousands of Dollars)
	March 31, 2021	December 31, 2020
2018 Term Loan Facility	$340,375	$341,250
Less: Unamortized debt discount and debt issuance costs	(5,286)	(5,710)
Total debt, net of unamortized debt discount and debt issuance costs	335,089	335,540
Less: Current portion	(2,310)	(2,252)
Long-term debt, net of unamortized debt discount and debt issuance costs	$332,779	$333,288
Below is a summary of the Company’s credit facilities outstanding as of March 31, 2021:

	(Thousands of Dollars)
	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$450,000	$350,000
Outstanding balance	$—	$340,375
Letters of credit issued	$28,490	$—
Available borrowing base commitment	$81,436	n/a
Interest Rate(1)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
    Maturities of the 2018 Term Loan Facility for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2021	$2,625
2022	3,500
2023	3,500
2024	3,500
2025	327,250
$340,375
ABL Revolving Credit Facility
On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”). Deferred charges associated with the 2019 ABL Facility were capitalized and totaled $1.2 million. In connection with the modification of the 2017 ABL Facility, the Company wrote off $0.5 million of deferred financing costs. The remaining deferred financing costs related to the 2017 ABL Facility will be amortized over the life of the 2019 ABL Facility. Unamortized deferred charges associated with the 2019 and 2017 ABL Facilities were $2.9 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets. During the first quarter of 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing were 2.125% and 3.75%, respectively. During the second quarter of 2020, the Company repaid the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(6) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention with significant concentration in the Completion Services segment. During the three months ended March 31, 2021 and 2020, sales to Completion Services customers represented 91% and 82% of the Company's consolidated revenue, respectively.
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
This resulted in a rapid and significant decline in crude oil prices and an increasingly utilized storage network, limiting distribution outlets and optionality for production and further exacerbating price declines. U.S. exploration and production companies responded with drastic reductions in budgets and outright completion stoppages. As a result, from the first quarter of 2020 to the first quarter of 2021, the average U.S. active rig count decreased by approximately 50% to 393 rigs.
This backdrop has drastically impacted the demand for U.S. completions services and resulted in increased uncertainty. U.S. rig count activity as of the end of first quarter of 2021 has increased approximately 71% versus the trough in U.S. rig count activity realized in August 2020. Completions activity has improved relative to the trough in activity experienced around late May and early June 2020, supply and demand dynamics are improving, and the market remains highly competitive. The magnitude, cadence, and lasting power of activity improvement is uncertain and dependent on a range of factors including COVID-19 demand resolution.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. The Company had one significant customer during both the three months ended March 31, 2021 and three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, revenue from the Company's significant customers accounted for 10% and 17% of the Company's consolidated revenue, respectively.
For the three months ended March 31, 2021, purchases from the Company's top supplier represented approximately 7% of the Company's overall purchases. For the three months ended March 31, 2020, purchases from the Company's top supplier represented approximately 5% of the Company's overall purchases.
(7) Derivatives
    The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
    On March 9, 2020, the Company sold its Well Support Services segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, (“WSS Notes”) previously issued by Basic. On July 29, 2020, the Company agreed to use the escrowed amount in the final settlement of the working capital reconciliation. Under the terms of the agreement, the WSS Notes were accompanied by a make-whole guarantee at par value, which guaranteed the payment of $34.4 million to NexTier after the WSS Notes were held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole was issued under a fund guarantee by Ascribe III Investments LLC, a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one-year anniversary, the make-

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
whole guarantee accelerates the WSS Notes to par value of $34.4 million. NexTier was entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value on the date of the transaction for the make-whole derivative and WSS Notes was $12.2 million and $22.2 million, respectively, and resulted in a gain on divestiture of $8.7 million. The fair value of the WSS Notes and the make-whole guarantee are measured at the end of each reporting period. Gains and losses recognized in relation to these instruments are recognized in net income. The fair value of the WSS Notes and make-whole guarantee were recorded in Other Current Assets. See Note (13) Business Segments for further discussion.
On March 31, 2021, the Company received a $34.4 million cash payment from Ascribe in full settlement of the WSS Notes and the make-whole guarantee. At the time of the cash payment, the WSS Notes and make-whole guarantee had a fair value of $33.6 million, resulting in a realized gain on settlement of $0.8 million recorded in Other Income.
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
    The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of March 31, 2021:
Other current liability	$(2,856)	$—	$(2,856)	$—	$(2,856)
Other noncurrent liability	(6,208)	—	(6,208)	—	(6,208)
As of December 31, 2020:
Other current asset	$—	$27,243	$27,243	$—	$27,243
Other current liability	(2,861)	—	(2,861)	—	(2,861)
Other noncurrent liability	(8,260)	—	(8,260)	—	(8,260)

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended March 31,
	2021	2020	Location
Amount of gain (loss) recognized in total other comprehensive loss on derivative	$1,346	$(2,961)	OCI
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(666)	(341)	Interest Expense
The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the unaudited condensed consolidated statements of operations and comprehensive loss.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of March 31, 2021, $2.7 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
The Company realized a gain on the final cash settlement of the WSS Notes and make-whole derivative of $0.8 million for the three months ended March 31, 2021, while recognizing a gain on the change in fair market value of the WSS Notes and make-whole derivative of $0.1 million for the three months ended March 31, 2020. These gains are recorded within other income (expense) on the consolidated statements of operations and comprehensive income (loss).
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of March 31, 2021, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, equity security investments, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of March 31, 2021 and December 31, 2020, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of March 31, 2021 the Company has two financial instruments measured at fair value on a recurring basis which are its interest rate derivative, see Note (7) Derivatives above, and its equity security investment. The equity security investment is composed primarily of common equity shares in a publicly traded company, acquired at a fair value of $5.3 million. During the three months ended March 31, 2021, the Company recognized an unrealized loss of $4.0 million on its equity security investment, which is recorded within other income (expense) on the consolidated statements of operations and comprehensive income (loss).
As of December 31, 2020, the Company had four financial instrument measured on a recurring basis which was its interest rate derivative, make-whole derivative, WSS Notes, see Note (7) Derivatives above, and equity security investment. The interest rate derivative, make-whole derivative, WSS Notes, and the equity security investment are presented within other current assets in the condensed consolidated balance sheets.
The fair market value of the financial instruments reflected on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in thousands of dollars):

		Fair value measurements at reporting date using
	March 31, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$3,892	$3,892	$—	$—
Liabilities:
Interest rate derivative	$(9,064)	$—	$(9,064)	$—

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

		Fair value measurements at reporting date using
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	$27,243	$—	$27,243	$—
WSS Note	6,322	—	6,322	—
Equity security investment	11,263	11,263	—	—
Liabilities:
Interest rate derivative	$(11,121)	$—	$(11,121)	$—

Non-Recurring Fair Value Measurement
In the first quarter of 2020, the reductions in commodity prices driven by the potential impact of the novel COVID-19 virus and global supply and demand dynamics represented triggering events that may indicate that the carrying value of the Company's indefinite-lived assets and long-lived assets may not be recoverable as of March 31, 2020. During the third quarter of 2020, the Company assessed and determined the sustained reductions in commodity prices and continuing market economic disruptions as a triggering event. See Note (3) Goodwill.
During the first quarter of 2021, the Company assessed and determined there were no triggering events.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $271.6 million and $276.0 million as of March 31, 2021 and December 31, 2020, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 to 45 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of March 31, 2021, trade receivables from two customers individually represented 10% or more and collectively represented 24% of the Company's total trade receivables. As of December 31, 2020, trade receivables from the Company's top customer individually represented 17% of the Company's total trade receivables. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 45 days of aging. As of March 31, 2021, the Company had $1.7 million in allowance for credit losses. As of December 31, 2020, the Company had $2.7 million in allowance for credit losses, including the increase of $1.5 million from the adoption of ASU 2016-13. The Company wrote-off $1.2 million and $1.6 million of bad debts during the three months ended March 31, 2021 and March 31, 2020, respectively.
(9) Stock-Based Compensation
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
As of March 31, 2021, the Company has four types of stock-based compensation under its Equity Award Plans: (i) restricted stock awards issued to independent directors and certain executives and employees, (ii) restricted stock units issued to executive

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
officers and key management employees, (iii) non-qualified stock options issued to executive officers and (iv) performance-based stock units issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2021 and 2020 (in thousands of dollars):

	Three Months Ended March 31,
	2021	2020
Restricted stock awards	$335	$425
Restricted stock time-based unit awards	3,265	5,160
Non-qualified stock options	74	236
Restricted stock performance-based unit awards	1,529	1,059
Equity-based compensation cost	5,203	6,880
Tax Benefit	(1,249)	(1,651)
Equity-based compensation cost, net of tax	$3,954	$5,229
Performance-based RSU awards
During the first quarter of 2021, the Company issued 550,889 of performance based RSUs to executive officers under its Equity Award Plans, with an estimated value of 3.2 million, based on a 100% target value. The performance RSUs issued by the Company have service and performance conditions. The number of shares that may be earned at the end of the vesting period ranges from 0% to 200% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of March 31, 2021, total unamortized compensation cost related to unvested performance-based RSUs was $3.0 million, which the Company expects to recognize over the weighted-average period of 2.75 years.
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
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(54,502)	$(71,756)

Denominator:
Basic weighted-average common shares outstanding(1)	215,110	212,842
Dilutive effect of restricted stock awards granted to Board of Directors	274	114
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	740	871
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,221	1,034
Diluted weighted-average common shares outstanding(1)	$217,345	$214,861
(1) As a result of the net loss incurred by the Company for the three months ended March 31, 2021 and 2020, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(11) Commitments and Contingencies
As of March 31, 2021 and December 31, 2020, the Company had $5.5 million and $4.9 million of deposits on equipment, including deposits acquired through the C&J Merger, respectively. Outstanding purchase commitments on equipment were $71.5 million and $23.4 million, as of March 31, 2021 and December 31, 2020, respectively.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of March 31, 2021 are listed below:

(Thousands of Dollars)
2021	$22,429
2022	17,718
2023	7,500
2024	1,190
2025	—
$48,837

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
Regulatory Audits
Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. During the three months ended March 31, 2021, the Company obtained additional information that resulted in a reduction of the Company's accrual related to this tax audit by $13.3 million, which was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. In addition, this accrual does not take into account the potential for refund claims relating to such periods that are also pending disposition. The Company will continue to defend its position vigorously through all available procedures including litigation, if necessary.

(12) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.1 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively, for these services.
(13) Business Segments
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
On March 31, 2021 the Company received a $34.4 million cash payment from Ascribe in full settlement of the WSS Notes and the make-whole guarantee. At the time of the cash payment, the WSS Notes and make-whole guarantee had a fair value of $33.6 million, resulting in a realized gain on settlement of $0.8 million recorded in other income (expense) on the consolidated statements of operations and comprehensive income (loss).

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

	(Thousands of Dollars)
	Three Months Ended March 31,
	2021	2020
Operations by business segment
Revenue:
Completion Services	$208,981	$512,871
WC&I	19,421	56,825
Well Support Services	—	57,929
Total revenue	$228,402	$627,625
Adjusted gross profit:
Completion Services(1)	$15,414	$97,876
WC&I(1)	1,676	8,784
Well Support Services(1)	—	12,338
Total adjusted gross profit	$17,090	$118,998
Operating income (loss):
Completion Services	$(25,107)	$(13,102)
WC&I	(879)	3,011
Well Support Services	—	10,940
Corporate and Other	(20,734)	(66,702)
Total operating income (loss)	$(46,720)	$(65,853)
Depreciation and amortization:
Completion Services	$37,579	$75,540
WC&I	3,672	4,273
Well Support Services	—	1,527
Corporate and Other	4,617	4,481
Total depreciation and amortization	$45,868	$85,821
Net income (loss):
Completion Services	$(25,107)	$(13,102)
WC&I	(879)	3,011
Well Support Services	—	10,940
Corporate and Other	(28,516)	(72,605)
Total net income (loss)	$(54,502)	$(71,756)
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2021
	Completion Services	WC&I	Well Support Services	Total
Revenue	$208,981	$19,421	$—	$228,402
Cost of Services	199,680	18,097	—	217,777
Gross profit excluding depreciation and amortization	9,301	1,324	—	10,625
Management adjustments associated with cost of services(1)	6,113	352	—	6,465
Adjusted gross profit	$15,414	$1,676	$—	$17,090
(1)    Adjustments relate to market-driven severance, leased facility closures, and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	Three Months Ended March 31, 2020
	Completion Services	WC&I	Well Support Services	Total
Revenue	$512,871	$56,825	$57,929	$627,625
Cost of Services	417,382	49,253	45,591	512,226
Gross profit excluding depreciation and amortization	95,489	7,572	12,338	115,399
Management adjustments associated with cost of services(2)	2,387	1,212	—	3,599
Adjusted gross profit	$97,876	$8,784	$12,338	$118,998
(2)    Adjustments relate to market-driven severance and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	(Thousands of Dollars)
	March 31, 2021	December 31, 2020
Total assets by segment:
Completion Services	$699,782	$689,814
WC&I	63,751	62,959
Well Support Services	—	—
Corporate and Other	369,495	405,115
Total assets	$1,133,028	$1,157,888
Goodwill by segment:
Completion Services	$104,198	$104,198
WC&I	—	—
Well Support Services	—	—
Corporate and Other	—	—
Total goodwill	$104,198	$104,198

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(14) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021 and there was no impact on the financial statements.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2020.

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
This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note (13) Business Segments.
OPERATIONAL OVERVIEW
We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford and the Bakken/Rockies.
Total North America rig count during the first quarter of 2021 averaged 393 rigs, reflecting an increase of approximately 27% as compared to the fourth quarter 2020 average of 311 rigs and a decrease of approximately 50% as compared to the first quarter 2020 average of 785 rigs. The increase as compared to the fourth quarter 2020 average was driven by an improvement in economic activity, supportive commodity prices, and modest continued improvements in completions supply/demand dynamics. The decrease as compared to the first quarter of 2020 was primarily driven by impacts associated with the COVID-19 demand destruction and the associated significant decline in crude oil prices. North America rig count exited the first quarter of 2021 at 417 rigs.
The decrease in North America rig count experienced throughout 2020 reflects E&P companies significantly reducing 2020 capital budgets in response to increasing macro uncertainty related to the COVID-19 pandemic and significantly lower crude oil prices. We estimate the market reached a trough of 50 or fewer fully-utilized completions crews in late-May or early-June 2020. Beginning in June 2020, conditions began to improve, as shut-in production was brought back on-line.
A majority of the Company's activity is in the Permian Basin which outperformed the total North American rig count during the first quarter of 2021 as compared to the fourth quarter of 2020, where the average rig count increase was 32% as compared to the total North America average rig count increase of 27%.
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
Continued discipline from the Organization of Petroleum Exporting Countries plus (OPEC+) combined with accelerating vaccine rollouts around the world gives us cautious optimism for global economy and oil demand recovery in 2021. Prior to the weather-related events on the U.S. Gulf Coast discussed below, we saw a modest increase in overall demand, as commodity prices remained constructive. In response, we began responsibly ramping up our operations, including the addition of one hydraulic fracturing fleet early in the first quarter of 2021.
Beginning in mid-February 2021, Winter Storm Uri had a broad impact on the U.S. Gulf Coast and in particular across the entire state of Texas, resulting in widespread utility disruptions. Approximately two-thirds of our operations were shut down for nearly 10 days. However, we successfully returned to pre-storm operation levels in late February. After the storm, and once our customers were up and running, we have seen modest activity growth in the final weeks of the quarter that appears to be continuing into the second quarter.

Continued improvement in activity is dependent on macro conditions, including commodity prices, continued resolution of the COVID-19 pandemic, seasonality and potential lasting changes that a prolonged or resurging pandemic may have on supply and demand worldwide.
We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. NexTier has been developing and building its digital program for some time, and our digital platform has been applied to all of our operating fleets. We are also working toward a natural gas treatment and delivery solution, including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. Our integrated natural gas treatment and delivery solution is expected to become operational in the second half of 2021. This integrated strategy will provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite.
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

We have begun to see some improvement in utilization and pricing, especially with our duel fuel equipment.

Operating Effectively Through the COVID-19 Pandemic
We have continued our measures focused on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. We continue to encourage our workforce to practice safe behaviors in the workplace and while away from work to help prevent community spread of COVID-19.
We recognize that the COVID-19 pandemic and related disruptions also impact our suppliers. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. Contingency plans remain in place in the event of significant impacts from COVID-19 infection resurgences, but there are no guarantees that such plans will be sufficient. Additional information regarding the actions we've taken since the onset of the COVID-19 pandemic and the increased risks to our business related to the COVID-19 pandemic can be found in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020
The following is a comparison of our results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Results for the three months ended March 31, 2020 include the financial and operating results of Well Support Services segment through March 8, 2020.
Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

	Three Months Ended March 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2021	2020	2021	2020	$	%
Completion Services	$208,981	$512,871	91%	82%	$(303,890)	(59%)
WC&I	19,421	56,825	9%	9%	(37,404)	(66%)
Well Support Services	—	57,929	0%	9%	(57,929)	(100%)
Revenue	228,402	627,625	100%	100%	(399,223)	(64%)
Completion Services	199,680	417,382	87%	67%	(217,702)	(52%)
WC&I	18,097	49,253	8%	8%	(31,156)	(63%)
Well Support Services	—	45,591	0%	7%	(45,591)	(100%)
Costs of services	217,777	512,226	95%	82%	(294,449)	(57%)
Depreciation and amortization	45,868	85,821	20%	14%	(39,953)	(47%)
Selling, general and administrative expenses	16,069	56,884	7%	9%	(40,815)	(72%)
Merger and integration	—	12,182	0%	2%	(12,182)	(100%)
(Gain) loss on disposal of assets	(4,592)	(7,962)	(2%)	(1%)	3,370	(42%)
Impairment	—	34,327	0%	5%	(34,327)	(100%)
Operating income (loss)	(46,720)	(65,853)	(20%)	(10%)	19,133	(29%)
Other income (expense), net	(2,719)	416	(1%)	0%	(3,135)	(754%)
Interest expense	(4,206)	(6,066)	(2%)	(1%)	1,860	31%
Total other income (expense)	(6,925)	(5,650)	(3%)	(1%)	(1,275)	23%
Income tax expense	(857)	(253)	0%	0%	(604)	239%
Net income (loss)	$(54,502)	$(71,756)	(24%)	(11%)	$17,254	(24%)

Revenue:     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services, and Well Support Services segments. Revenue during the three months ended March 31, 2021 decreased by $399.2 million, or 64%, to $228.4 million from $627.6 million during the three months ended March 31, 2020. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the three months ended March 31, 2021 decreased by $303.9 million, or 59%, to $209.0 million from $512.9 million during the three months ended March 31, 2020. The segment revenue decrease is primarily attributable to a 44% decrease in fully utilized fracturing fleets, decreases in our wireline and pump down services activity, and price reductions in all operating basins resulting from lower commodity prices and the continued impacts of the COVID-19 pandemic reducing global oil demand. Fracturing Services decreased to 15 fully utilized fleets during the three months ended March 31, 2021 from 27 fully utilized fleets during the three months ended March 31, 2020. Despite gaps in our fracturing calendar and continued suppressed market conditions, strong operational performance resulted in high stage efficiencies to partially offset lower pricing.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue decreased $37.4 million, or 66%, to $19.4 million during the three months ended March 31, 2021 from $56.8 million during the three months ended March 31, 2020. The decrease in revenue is mostly attributable to price reductions and less activity in both our cementing and coil tubing services resulting from lower market activity and customer demand.
Well Support Services: Well Support Services segment revenue was $57.9 million during the three months ended March 31, 2020, with no comparison for the same period during the three months ended March 31, 2021.
Cost of Services:     Cost of services during the three months ended March 31, 2021 decreased by $294.4 million, or 57%, to $217.8 million from $512.2 million during the three months ended March 31, 2020. The reduction is primarily due to significantly less activity and lower utilization, as explained in Revenue above.
Equipment Utilization:     Depreciation and amortization expense decreased $40.0 million, or 47%, to $45.9 million during the three months ended March 31, 2021 from $85.8 million, during the three months ended March 31, 2020. The decrease in depreciation and amortization is due to more equipment nearing the end of its useful lives in addition to the change in estimated useful life of equipment, which consisted mostly of increases to the expected life of our fracturing equipment. Gain (loss) on disposal of assets had a variance of $3.4 million, or 42%, to a gain of $4.6 million during the three months ended March 31, 2021 from a gain of $8.0 million during the three months ended March 31, 2020
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $40.8 million, or 72%, to $16.1 million during the three months ended March 31, 2021 from $56.9 million during the three months ended March 31, 2020, primarily due to the $13.3 million accrual reduction for our regulatory audit estimate and our business transformation results to structurally drive out costs and increase efficiencies in our support function processes.
Merger and integration expense:     Merger and integration expense decreased by $12.2 million, or (100%), to $0.0 million during the three months ended March 31, 2021 from $12.2 million during the three months ended March 31, 2020 primarily due to the completion of our merger and integration related expenses and full capture of our targeted run-rate cost synergies in 2020.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended March 31, 2021 was (1.6)% for $0.9 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes, change in valuation allowance and discrete tax effect related to indefinite-lived assets. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$271,639	$275,990
Debt, net of unamortized deferred financing costs and unamortized debt discount	335,089	335,540

	(Thousands of Dollars)
	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(23,226)	$48,487
Net cash provided by investing activities	20,588	14,117
Net cash provided by (used in) financing activities	(2,050)	170,696

Significant sources and uses of cash during the three months ended March 31, 2021
Sources of cash:
•Investing activities:
–Net cash provided by investing activities for the three months ended March 31, 2021 of $20.6 million, consisted primarily of $34.4 million in cash received from the WSS notes, partially offset by capital expenditures.
Uses of cash:
•Operating activities:
–Net cash used in operating activities during the three months ended March 31, 2021 of $23.2 million. We continue to closely monitor our discretionary spending to focus on working capital and net operating cash to support our capital expenditures and other investing activities.
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the three months ended March 31, 2021 was $0.9 million.
–Cash used to repay our finance leases during the three months ended March 31, 2021 was $0.2 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the three months ended March 31, 2021 totaled $1.0 million.
Significant sources and uses of cash during the three months ended March 31, 2020
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the three months ended March 31, 2020 of $48.5 million was the result of our thoroughness in receiving collections from our customers and controlling costs. We continue to focus on maintaining operational and spend efficiencies resulting in positive working capital and net operating cash to support our capital expenditures and other investing activities.
•Investing activities:
–Net cash provided in investing activities for the three months ended March 31, 2020 of $14.1 million, consisting primarily of the cash received as part of the sale of the Well Support Services business segment, net of capital expenditures.
•Financing activities:
–Cash provided by the 2019 ABL Facility (defined below) in the amount of $175 million. This increase in cash is due to the proceeds received when the Company drew down $175 million from its 2019 ABL Facility. This action was a proactive measure to increase the Company's cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic.
Uses of cash:
–Cash used to repay our debt facilities, excluding leases and interest, during the three months ended March 31, 2020 was $0.9 million.
–Cash used to repay our finance leases during the three months ended March 31, 2020 was $2.3 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the three months ended March 31, 2020 totaled 1.2 million.

Future sources and use of cash
We currently estimate that our capital expenditures for the first half of 2021 range between $55 million and $65 million.
    Debt service for the year ended December 31, 2021 is projected to be $23.1 million, of which $0.6 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 8.49x for the twelve rolling months ended March 31, 2021. We anticipate our debt service will be funded by cash flows from operations.
    Other factors affecting liquidity
Financial position in current market. As of March 31, 2021, we had $271.6 million of cash and a total of $81.4 million available under our revolving credit facility. As of March 31, 2021, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, our debt maturities extend over a long period of time. Despite the current uncertainty in global markets resulting from the COVID-19 pandemic, we currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $28.5 million of letters of credit were outstanding as of March 31, 2021.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 to 45 days. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers' cash flow from operations and their access to the credit markets. The economic impact of the COVID-19 pandemic and the resulting actions taken to control the further spread of the virus may exacerbate these delays or failures to pay in the future. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
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

Principal Debt Agreements
2019 ABL Facility
We, and certain of our other subsidiaries as additional borrowers and guarantors, are parties to a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of March 31, 2021, we had no outstanding principal amounts under the 2019 ABL Facility.
The 2019 ABL Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments and a consolidated fixed charge coverage ratio test. As of March 31, 2021, the Company was in compliance with all covenants.
2018 Term Loan Facility
    We are party to a term loan facility and certain of our subsidiaries are guarantors (the "2018 Term Loan Facility") that matures on May 25, 2025.     As of March 31, 2021, there was $340.4 million principal amount of term loans outstanding (the "2018 Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 4.00%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of March 31, 2021, the Company was in compliance with all covenants.

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
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q, as well as our consolidated and combined financial statements and related notes included in Part II, "Item 8. Financial Statements and Supplementary Data" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K Report on Form 10-K for the year ended December 31, 2020.
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (14) New Accounting Pronouncements of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of March 31, 2021, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of March 31, 2021, we had $340.4 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $0.9 million impact on interest expense for the three months ending March 31, 2021.
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
Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. As a result of the COVID-19 pandemic, we have seen an increase in collection time related to trade receivables. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts. For certain additional information regarding credit risk related to derivative instruments we hold, see Note (7) Derivatives of Part I, "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. There have been no material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2021 through January 31, 2021	250,166	$3.45	—	$—
February 1, 2021 through February 28, 2021	57,629	$3.78	—	$—
March 1, 2021 through March 31, 2021	14,550	$4.88	—	$—
Total	322,345	$3.57	—	$—

(1)    Consists of shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

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

Exhibit Number	Exhibit Description
10.1*	Amended Form of Restricted Stock Unit Award Agreement for R. Drummond.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2021.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Principal Accounting Officer and Duly Authorized Officer