Form 10-Q
period 2021-06-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2021-08-05
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2021, the registrant had 215,750,574 shares of common stock outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic and the evolving response thereto, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses and similar measures imposed or undertaken by governments, private businesses or others;
•changing regional, national or global economic conditions, including oil and gas supply and demand and inflation;
•our business strategy;
•our plans, objectives, expectations and intentions;
•the competitive nature of the industry in which we conduct our business, including pricing pressures;
•our future operating results;
•crude oil and natural gas commodity prices;
•demand for services in our industry;
•our ability to maintain the right level of commitments under our supply agreements;
•the market price and availability of materials or equipment, including loss of equipment due to age, maintenance downtime or casualty event;
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
•the impact of new technology;
•our ability to recover insurance proceeds, including those related to a casualty event;
•our ability to employ a sufficient number of skilled and qualified workers;

•our ability to obtain permits, approvals and authorizations from governmental and third parties;
•planned acquisitions, divestitures, and future capital expenditures;
•our ability to maintain effective information technology security systems;
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
While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$250,436	$275,990
Trade and other accounts receivable, net	157,743	122,584
Inventories, net	30,974	30,068
Assets held for sale	1,516	126
Prepaid and other current assets	50,437	58,011
Total current assets	491,106	486,779
Operating lease right-of-use assets	26,704	37,157
Finance lease right-of-use assets	630	1,132
Property and equipment (net of accumulated depreciation of $948,854 and $929,290)	462,447	470,711
Goodwill	104,931	104,198
Intangible assets (net of accumulated amortization of $53,605 and $46,496)	45,843	51,182
Other noncurrent assets	5,881	6,729
Total assets	$1,137,542	$1,157,888
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$122,888	$61,259
Accrued expenses	140,243	134,230
Customer contract liabilities	2,546	266
Current maturities of long-term operating lease liabilities	11,497	18,551
Current maturities of long-term finance lease liabilities	380	606
Current maturities of long-term debt	2,282	2,252
Other current liabilities	2,747	2,993
Total current liabilities	282,583	220,157
Long-term operating lease liabilities, less current maturities	21,145	24,232
Long-term finance lease liabilities, less current maturities	209	504
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	332,124	333,288
Other noncurrent liabilities	19,748	22,419
Total noncurrent liabilities	373,226	380,443
Total liabilities	655,809	600,600
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 215,700 and 214,440 shares, respectively)	2,157	2,144
Paid-in capital in excess of par value	998,628	989,995
Retained deficit	(508,024)	(421,741)
Accumulated other comprehensive loss	(11,028)	(13,110)
Total stockholders' equity	481,733	557,288
Total liabilities and stockholders' equity	$1,137,542	$1,157,888

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$292,145	$196,227	$520,547	$823,852
Operating costs and expenses:
Cost of services(1)	269,260	178,771	487,037	690,997
Depreciation and amortization	40,671	75,260	86,539	161,081
Selling, general and administrative expenses	20,734	38,024	36,803	94,908
Merger and integration	178	14,028	178	26,210
Gain on disposal of assets	(2,017)	(953)	(6,609)	(8,915)
Impairment expense	—	—	—	34,327
Total operating costs and expenses	328,826	305,130	603,948	998,608
Operating loss	(36,681)	(108,903)	(83,401)	(174,756)
Other income (expense):
Other income (expense), net	11,247	2,259	8,528	2,675
Interest expense, net	(5,726)	(5,353)	(9,932)	(11,419)
Total other expense	5,521	(3,094)	(1,404)	(8,744)
Loss before income taxes	(31,160)	(111,997)	(84,805)	(183,500)
Income tax expense	(621)	(491)	(1,478)	(744)
Net loss	(31,781)	(112,488)	(86,283)	(184,244)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(435)	(354)	(98)	753
Hedging activities	(515)	(2,654)	831	(5,615)
Total comprehensive loss	$(32,731)	$(115,496)	$(85,550)	$(189,106)

Net loss per share:
Basic net loss per share	$(0.15)	$(0.53)	$(0.40)	$(0.86)
Diluted net loss per share	(0.15)	(0.53)	(0.40)	(0.86)

Weighted-average shares outstanding: basic	215,443	213,760	215,278	213,301
Weighted-average shares outstanding: diluted	215,443	213,760	215,278	213,301

(1) Cost of services during the three and six months ended June 30, 2021 excludes depreciation of $36.3 million and $77.6 million. Cost of services during the three and six months ended June 30, 2020 excludes depreciation of $70.7 million and $152.0 million,, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)
`

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	10	5,193	—	—	5,203
Shares repurchased and retired related to stock-based compensation	(1)	(1,009)	—	—	(1,010)
Other comprehensive income	—	—	—	2,349	2,349
Net loss	—	—	(54,502)	—	(54,502)
Balance as of March 31, 2021	$2,153	$994,179	$(476,243)	$(10,761)	$509,328
Stock-based compensation	5	4,884	—	—	4,889
Shares repurchased and retired related to stock-based compensation	(1)	(435)	—	—	(436)
Other comprehensive loss	—	—	—	(267)	(267)
Net loss	—	—	(31,781)	—	(31,781)
Balance as of June 30, 2021	$2,157	$998,628	$(508,024)	$(11,028)	$481,733

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Stock-based compensation	11	6,869	—	—	6,880
Shares repurchased and retired related to stock-based compensation	(2)	(1,149)	—	—	(1,151)
Other comprehensive loss	—	—	—	(1,513)	(1,513)
Credit losses standard implementation	—	—	(1,525)	—	(1,525)
Net loss	—	—	(71,756)	—	(71,756)
Balance as of March 31, 2020	$2,133	$972,482	$(146,614)	$(10,294)	$817,707
Stock-based compensation	12	9,511	—	—	9,523
Shares repurchased and retired related to stock-based compensation	(4)	(789)	—	—	(793)
Other comprehensive loss	—	—	—	(2,360)	(2,360)
Net loss	—	—	(112,488)	—	(112,488)
Balance as of June 30, 2020	$2,141	$981,204	$(259,102)	$(12,654)	$711,589

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(86,283)	$(184,244)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	86,539	161,081
Amortization of deferred financing fees	1,015	1,207
Gain on disposal of assets	(6,609)	(8,915)
Loss on impairment of assets	—	34,327
Unrealized (gain) loss on derivative recognized in other comprehensive loss	831	(5,615)
(Gain) loss on financial instrument and derivatives, net	2,927	(1,390)
Stock-based compensation	10,092	16,403
Gain on insurance proceeds recognized in other income	(9,686)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable, net	(35,155)	224,349
Decrease (increase) in inventories	(3,114)	12,804
Decrease (increase) in prepaid and other current assets	(6,593)	3,508
Decrease in other assets	11,419	14,393
Increase (decrease) in accounts payable	32,494	(77,685)
Increase (decrease) in accrued expenses	4,834	(73,555)
Increase (decrease) in customer contract liabilities	2,280	(60)
Decrease in other liabilities	(13,590)	(6,194)
Net cash provided by (used in) operating activities	(8,599)	110,414
Cash flows from investing activities:
Proceeds from sale of business	—	53,259
Purchase of property and equipment	(57,540)	(83,719)
Advances of deposit on equipment	(4,232)	(1,118)
Implementation of software	(1,814)	(5,689)
Proceeds from disposal of assets	18,376	14,890
Acquisition of business	(2,501)	—
Proceeds from settlement of WSS Notes and make-whole derivative	34,350	—
Proceeds from insurance recoveries	—	58
Net cash used in investing activities	(13,361)	(22,319)
Cash flows from financing activities:
Proceeds from asset-based revolver	—	175,000
Payments on the term loan facility and asset-based revolver	(1,750)	(176,750)
Payments on finance leases	(300)	(3,022)
Shares repurchased and retired related to stock-based compensation	(1,446)	(1,944)
Net cash used in financing activities	(3,496)	(6,716)
Non-cash effect of foreign translation adjustments	(98)	753
Net increase (decrease) in cash, cash equivalents	(25,554)	82,132
Cash and cash equivalents, beginning	275,990	255,015
Cash and cash equivalents, ending	$250,436	$337,147

Supplemental disclosure of cash flow information:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Cash paid during the period for:
Interest expense, net	$10,502	$12,347
Income taxes	—	6
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(29,133)	$6,350
Non-cash additions to operating right-of-use assets	3,352	8,200
Non-cash additions to operating lease liabilities, including current maturities	(512)	(8,161)
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2021 and the results of its operations and cash flows for the three and six months ended June 30, 2021 and 2020. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
On October 31, 2019, the Company completed its merger (the “C&J Merger”) with C&J Energy Services, Inc. (“C&J”) and changed its name to "NexTier Oilfield Solutions Inc." Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the C&J Merger. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate C&J’s operations, aligning accounting processes and procedures, and integrating its enterprise resource planning system with those of the Company. All of these costs are recorded within merger and integration costs on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note (3) Mergers and Acquisitions in Part I, "Item 8. Financial Statements and Supplementary" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for further information.
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
(b) Revenue Recognition
The majority of the Company’s performance obligations are satisfied over time. The Company has determined this best represents the transfer of value from its services to the customer as performance by the Company helps to enhance a customer controlled asset (e.g., unplugging a well, enabling a well to produce oil or natural gas). Measurement of the satisfaction of the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
performance obligation is measured using the output method, which is typically evidenced by a field ticket. A field ticket includes items such as services performed, consumables used, and man hours incurred to complete the job for the customer. Each field ticket is used to invoice customers. Payment terms for invoices issued are in accordance with a master services agreement with each customer, which typically require payment within 30 to 60 days of the invoice issuance.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. For those contracts with a term of more than one year, the Company had approximately $10.5 million of unsatisfied performance obligations as of June 30, 2021, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.
Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. Payment terms after invoicing are typically 30 to 60 days.
The Company does not have any significant contract costs to obtain or fulfill contracts with customers; as such, no amounts are recognized on the consolidated balance sheet. Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the Condensed Consolidated Statements of Operations and Comprehensive Loss and net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.
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
Revenue from the Company’s Completion Services, Well Construction and Intervention (“WC&I”), and Well Support Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing, wireline and pumpdown services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue from these services are earned as services are rendered, which is generally on a per stage or fixed monthly rate. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the Condensed Consolidated Statements of Operations and Comprehensive Loss. To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
Revenue activities during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$63,200	$6,313	$—	$69,513	$113,308	$12,119	$—	$125,427
Central	54,649	—	—	54,649	89,549	—	—	89,549
West Texas	132,801	16,131	—	148,932	239,467	28,609	—	268,076
West	5,395	862	—	6,257	10,283	1,999	—	12,282
International	12,794	—	—	12,794	25,213	—	—	25,213
	$268,839	$23,306	$—	$292,145	$477,820	$42,727	$—	$520,547

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$82,228	$5,394	$—	$87,622	$159,653	$13,024	$—	$172,677
Central	3,684	578	—	4,262	80,515	7,478	—	87,993
West Texas	68,498	10,104	—	78,602	332,997	43,736	8,373	385,106
West	15,039	1,174	—	16,213	98,726	9,837	49,556	158,119
International	9,528	—	—	9,528	19,957	—		19,957
	$178,977	$17,250	$—	$196,227	$691,848	$74,075	$57,929	$823,852
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
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment and are recognized net within operating costs and expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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
In the first quarter of 2021, the Company reassessed the estimated useful lives of select machinery and equipment, concluding that due to a decrease in service intensity for select machinery and equipment driven by operational parameters required to maximize natural gas substitution and longer major component lives attributable to equipment health monitoring and predictive maintenance from our proprietary digital NexHub platform and data science efforts, the useful lives of select machinery and equipment should be increased by 1-2 years depending on the specific asset class. In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2021. This change resulted in a decrease in depreciation expense and decrease in net loss during the three and six months ended June 30, 2021 of $9.5 million and 21.6 million, respectively, in the Consolidated Statement of Operations and Comprehensive Loss.
On May 9, 2021, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in a complete loss of the equipment; no parties were injured as a result of this incident. As of June 30, 2021, the Company recognized a $21.7 million receivable related to insurance proceeds in other current assets for replacement costs of the damaged equipment, which offsets the $12.0 million loss recognized on the damaged equipment and costs to remove the equipment. The resulting gain of $9.7 million was recognized in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Amortization on definite-lived intangible assets is calculated on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years. The majority of the Company's definite lived intangible assets include customer contracts and technology.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company did not recognize any impairment charges related to the Company’s long-lived assets for the three and six months ended June 30, 2021 or 2020.
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
For finance leases, the Company amortizes the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and records this amortization in rent expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company adjusts the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For operating leases, the Company recognizes one single lease cost, comprised of the lease payments and amortization of any associated initial direct costs, within rent expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.
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
(e) Derivative Instruments and Hedging Activities
The Company utilizes interest rate derivatives to manage interest rate risk associated with its floating-rate borrowings. The Company recognizes all derivative instruments as either assets or liabilities on the consolidated balance sheets at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive loss until the hedged item affects earnings.

The Company only enters into derivative contracts that it intends to designate as hedges for the variability of cash flows to be received or paid related to a recognized asset or liability (i.e. cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company discontinues hedge accounting prospectively, when it determines that the derivative is no longer highly effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the originally forecasted transaction is no longer probable of occurring or if management decides to remove the designation of the cash flow hedge. The net derivative instrument gain or loss related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the originally hedged transaction affects earnings, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. When it is probable that the originally forecasted transaction will not occur by the end of the originally specified time period, the Company recognizes immediately, in earnings, any gains and losses related to the hedging relationship that were recognized in accumulated other comprehensive loss. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the consolidated balance sheets and recognizes any subsequent changes in the derivative’s fair value in earnings.
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
During the first and second quarters of 2021, the Company assessed and determined there were no triggering events.
During the second quarter of 2021, the Company completed an acquisition for total cash consideration of $2.5 million. The transaction resulted in additional goodwill of $0.7 million recorded under the Completion Services reporting unit.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(4)    Inventories, net
Inventories, net, consisted of the following as of June 30, 2021 and December 31, 2020:

	(Thousands of Dollars)
	June 30, 2021	December 31, 2020
Sand, including freight	$6,358	$5,096
Chemicals and consumables	3,771	2,993
Materials and supplies	20,845	21,979
Total inventory, net	$30,974	$30,068
Inventories are reported net of obsolescence reserves of $4.8 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively. The Company recognized $0.3 million and $2.4 million of obsolescence expense during the three months ended June 30, 2021 and 2020, respectively. The Company recognized $0.4 million and $3.7 million of obsolescence expense during the six months ended June 30, 2021 and 2020.
(5)    Long-Term Debt
Long-term debt at June 30, 2021 and December 31, 2020 consisted of the following:

	(Thousands of Dollars)
	June 30, 2021	December 31, 2020
2018 Term Loan Facility	$339,500	$341,250
Less: Unamortized debt discount and debt issuance costs	(5,094)	(5,710)
Total debt, net of unamortized debt discount and debt issuance costs	334,406	335,540
Less: Current portion	(2,282)	(2,252)
Long-term debt, net of unamortized debt discount and debt issuance costs	$332,124	$333,288
Below is a summary of the Company’s credit facilities outstanding as of June 30, 2021:

	(Thousands of Dollars)
	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$450,000	$350,000
Outstanding balance	$—	$339,500
Letters of credit issued	$23,450	$—
Available borrowing base commitment	$121,634	n/a
Interest Rate(1)	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
    Maturities of the 2018 Term Loan Facility for the next five years are presented below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(Thousands of Dollars)
Year-end December 31,
2021	$1,750
2022	3,500
2023	3,500
2024	3,500
2025	327,250
$339,500
ABL Revolving Credit Facility
On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”). Deferred charges associated with the 2019 ABL Facility were capitalized and totaled $1.2 million. In connection with the modification of the 2017 ABL Facility, the Company wrote off $0.5 million of deferred financing costs. The remaining deferred financing costs related to the 2017 ABL Facility will be amortized over the life of the 2019 ABL Facility. Unamortized deferred charges associated with the 2019 and 2017 ABL Facilities were $2.7 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets. During the first quarter of 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing were 2.125% and 3.75%, respectively. During the second quarter of 2020, the Company repaid the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties.
(6) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention with significant concentration in the Completion Services segment. During the three months ended June 30, 2021 and 2020, sales to Completion Services customers represented 92% and 91% of the Company's consolidated revenue, respectively. During the six months ended June 30, 2021 and 2020, sales to Completion Services customers represented 92% and 84% of the Company's consolidated revenue.
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
U.S. rig count activity in the second quarter of 2021 increased approximately 15% versus the average U.S. rig count in the first quarter of 2021, while the U.S. rig count at the end of the second quarter of 2021 was approximately 93% higher than the low recorded in August 2020. Completions activity has improved significantly relative to the trough in activity realized in 2020, and supply and demand dynamics are improving. However, the market remains highly competitive and structural startup inefficiencies

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
resulted from the level of concentrated growth experienced during the second quarter of 2021. We expect further improvement in frac schedules with more dedicated work as customers return to their typical cadence of completions against the backdrop of considerably improved commodity prices.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. The Company had one significant customer during the three months ended June 30, 2021 and two significant customers during the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, revenue from the Company's significant customers accounted for 11% and 49% of the Company's consolidated revenue, respectively. For the six months ended June 30, 2021 and 2020 the Company had one customer that accounted for 10% and 13% of the Company's consolidated revenue, respectively.
For the three months ended June 30, 2021, purchases from the Company's top two suppliers combined represented approximately 13% of the Company's overall purchases, while for the six months ended June 30, 2021, the Company's top supplier represented approximately 7% of the Company's overall purchases. For the three months ended June 30, 2020, purchases from each of the Company's top three suppliers represented approximately 5% to 10% of the Company's overall purchases, while for the six months ended June 30, 2020 the Company's top supplier represented approximately 6% of the Company's overall purchases.
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
On March 31, 2021, the Company received a $34.4 million cash payment from Ascribe in full settlement of the WSS Notes and the make-whole guarantee. At the time of the cash payment, the WSS Notes and make-whole guarantee had a fair value of $33.6 million, resulting in a realized gain on settlement of $0.8 million. This gain is recorded within other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
    The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of June 30, 2021:
Other current liability	$(2,862)	$—	$(2,862)	$—	$(2,862)
Other noncurrent liability	(5,999)	—	(5,999)	—	(5,999)
As of December 31, 2020:
Other current asset	$—	$27,243	$27,243	$—	$27,243
Other current liability	(2,861)	—	(2,861)	—	(2,861)
Other noncurrent liability	(8,260)	—	(8,260)	—	(8,260)

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Location
Amount of gain (loss) recognized in total other comprehensive loss on derivative	$(515)	$(2,654)	$831	$(5,615)	OCI
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(683)	(648)	(1,349)	(989)	Interest Expense
The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of June 30, 2021, $2.8 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of June 30, 2021, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, equity security investments, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of June 30, 2021 and December 31, 2020, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Recurring Fair Value Measurement
As of June 30, 2021 the Company has two financial instruments measured at fair value on a recurring basis which are its interest rate derivative, see Note (7) Derivatives above, and its equity security investment. The equity security investment is composed primarily of common equity shares in a publicly traded company, acquired at a fair value of $5.3 million. During the three and six months ended June 30, 2021, the Company recognized an unrealized gain of $1.3 million and an unrealized loss of $2.7 million, respectively, on its equity security investment, which is recorded within other income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The fair market value of the financial instruments reflected on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands of dollars):

		Fair value measurements at reporting date using
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$5,223	$5,223	$—	$—
Liabilities:
Interest rate derivative	$(8,861)	$—	$(8,861)	$—

		Fair value measurements at reporting date using
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	$27,243	$—	$27,243	$—
WSS Note	6,322	—	6,322	—
Equity security investment	11,263	11,263	—	—
Liabilities:
Interest rate derivative	$(11,121)	$—	$(11,121)	$—

Non-Recurring Fair Value Measurement
At March 31, 2020 and September 30, 2020, the Company determined the reductions in commodity prices driven by the impact of the novel COVID-19 virus and global supply and demand dynamics represented triggering events that may indicate that the carrying value of the Company's indefinite-lived assets and long-lived assets may not be recoverable. After further evaluation, the Company recognized impairment expense of $32.6 million and no impairment expense in the first and third quarter of 2020, respectively. See Note (3) Goodwill. The Company assessed and determined there were no triggering events during the other two quarters in 2020.
During the first and second quarter of 2021, the Company assessed and determined there were no triggering events.

Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company's cash balances on deposit with financial institutions totaled $250.4 million and $276.0 million as of June 30, 2021 and December 31, 2020, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 to 60 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of June 30, 2021, trade receivables from two customers individually represented 10% or more and collectively represented 25% of the Company's total trade receivables. As of December 31, 2020, trade receivables from the Company's top customer individually represented 17% of the Company's total trade receivables. The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of June 30, 2021, the Company had $1.7 million in allowance for credit losses. As of December 31, 2020, the Company had $2.7 million in allowance for credit losses, including the increase of $1.5 million from the adoption of ASU 2016-13. The Company recognized $2.4 million and $1.2 million of bad debts, net of recoveries during the three and six months ended June 30, 2021, respectively. The Company wrote off $3.3 million and $4.9 million of bad debts during the three and six months ended June 30, 2020, respectively.
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
As of June 30, 2021, the Company has four types of stock-based compensation outstanding under its Equity Award Plans: (i) restricted stock awards issued to independent directors and certain executives and employees, (ii) restricted stock units issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers and (iv) performance-based stock units issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three and six months ended June 30, 2021 and 2020 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock awards	$430	$361	$765	$786
Restricted stock time-based unit awards	2,953	7,554	6,218	12,714
Non-qualified stock options	2	468	76	704
Restricted stock performance-based unit awards	1,504	1,140	3,033	2,199
Equity-based compensation cost	4,889	9,523	10,092	16,403
Tax Benefit	(1,173)	(2,287)	(2,422)	(3,938)
Equity-based compensation cost, net of tax	$3,716	$7,236	$7,670	$12,465

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Performance-based RSU awards
During the first and second quarter of 2021, the Company issued 550,899 and 1,473,736 of performance based RSUs to executive officers under its Equity Award Plans, which were fair valued at $3.2 million and $13.7 million using a Monte Carlo simulation method. Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from 0% to 200% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of June 30, 2021, total unamortized compensation cost related to unvested performance-based RSUs was $16.2 million, which the Company expects to recognize over the weighted-average period of 2.5 years.
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
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(31,781)	$(112,488)	$(86,283)	$(184,244)

Denominator:
Basic weighted-average common shares outstanding(1)	215,443	213,760	215,278	213,301
Dilutive effect of restricted stock awards granted to Board of Directors	13	147	6	134
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	1,163	—	1,321	727
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,480	936	1,351	859
Diluted weighted-average common shares outstanding(1)	$218,099	$214,843	217,956	215,021
(1) As a result of the net loss incurred by the Company for the three and six months ended June 30, 2021 and 2020, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.
(11) Commitments and Contingencies
As of June 30, 2021 and December 31, 2020, the Company had $4.4 million and $4.9 million of deposits on equipment, including deposits acquired through the C&J Merger, respectively. Outstanding purchase commitments on equipment were $57.2 million and $23.4 million, as of June 30, 2021 and December 31, 2020, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of June 30, 2021 are listed below:

(Thousands of Dollars)
2021	$15,654
2022	17,718
2023	5,700
2024	1,190
2025	—
$40,262
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
Regulatory Audits
Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. During the first quarter of 2021, the Company obtained additional information that resulted in a reduction of the Company's accrual related to this tax audit by $13.3 million. During the second quarter of 2021, the Company further reduced the accrual related to this tax audit by $8.8 million, after taking into account additional information obtained, including refund claims relating to such periods. These reductions were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
(12) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.1 million and $1.2 million during the three months ended June 30, 2021 and 2020, respectively, for these services. The Company paid $0.2 million and $1.8 million during the six months ended June 30, 2021 and 2020, respectively.

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
 Historical Segment: Well Support Services
 The Company’s Well Support Services segment consisted of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. On March 9, 2020, the Company completed the divestiture of its Well Support Services segment for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, ("WSS Notes") previously issued by Basic. This resulted in a gain on divestiture of $8.7 million. The gain is recorded within (Gain) Loss on Disposal of Assets on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Income per share for the three months ended March 31, 2020 attributable to the divested Well Support Services segment was less than $0.01. On July 29, 2020, the Company received the escrowed cash amount in final settlement for working capital reconciliation.
On March 31, 2021 the Company received a $34.4 million cash payment from Ascribe in full settlement of the WSS Notes and the make-whole guarantee. At the time of the cash payment, the WSS Notes and make-whole guarantee had a fair value of $33.6 million, resulting in a realized gain on settlement of $0.8 million recorded in other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss.

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

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operations by business segment
Revenue:
Completion Services	$268,839	$178,977	$477,820	$691,848
WC&I	23,306	17,250	42,727	74,075
Well Support Services	—	—	—	57,929
Total revenue	$292,145	$196,227	$520,547	$823,852
Adjusted gross profit:
Completion Services(1)	$20,361	$31,655	$35,775	$129,531
WC&I(1)	2,756	812	4,432	9,596
Well Support Services(1)	—	—	—	12,338
Total adjusted gross profit	$23,117	$32,467	$40,207	$151,465
Operating loss:
Completion Services	$(14,298)	$(46,918)	$(39,405)	$(60,020)
WC&I	1,551	(6,230)	672	(3,219)
Well Support Services	—	—	—	10,940
Corporate and Other	(23,934)	(55,755)	(44,668)	(122,457)
Total operating loss	$(36,681)	$(108,903)	$(83,401)	$(174,756)
Depreciation and amortization:
Completion Services	$33,193	$65,888	$70,772	$141,428
WC&I	3,143	4,818	6,815	9,091
Well Support Services	—	—	—	1,527
Corporate and Other	4,335	4,554	8,952	9,035
Total depreciation and amortization	$40,671	$75,260	$86,539	$161,081
Net loss:
Completion Services	$(14,298)	$(46,918)	$(39,405)	$(60,020)
WC&I	1,551	(6,230)	672	(3,219)
Well Support Services	—	—	—	10,940
Corporate and Other	(19,034)	(59,340)	(47,550)	(131,945)
Total net loss	$(31,781)	$(112,488)	$(86,283)	$(184,244)
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$268,839	$23,306	$—	$292,145	$477,820	$42,727	$—	$520,547
Cost of Services	248,585	20,675	—	269,260	448,265	38,772	—	487,037
Gross profit excluding depreciation and amortization	20,254	2,631	—	22,885	29,555	3,955	—	33,510
Management adjustments associated with cost of services(1)	107	125	—	232	6,220	477	—	6,697
Adjusted gross profit	$20,361	$2,756	$—	$23,117	$35,775	$4,432	$—	$40,207
(1)    Adjustments relate to market-driven severance, leased facility closures, and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$178,977	$17,250	$—	$196,227	$691,848	$74,075	$57,929	$823,852
Cost of Services	159,149	19,622	—	178,771	576,531	68,875	45,591	690,997
Gross profit excluding depreciation and amortization	19,828	(2,372)	—	17,456	115,317	5,200	12,338	132,855
Management adjustments associated with cost of services(2)	11,827	3,184	—	15,011	14,214	4,396	—	18,610
Adjusted gross profit	$31,655	$812	$—	$32,467	$129,531	$9,596	$12,338	$151,465
(2)    Adjustments relate to market-driven severance and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	June 30, 2021	December 31, 2020
Total assets by segment:
Completion Services	$713,344	$689,814
WC&I	62,503	62,959
Well Support Services	—	—
Corporate and Other	361,695	405,115
Total assets	$1,137,542	$1,157,888
Goodwill by segment:
Completion Services	$104,931	$104,198
WC&I	—	—
Well Support Services	—	—
Corporate and Other	—	—
Total goodwill	$104,931	$104,198
(14) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021, and there was no impact on the financial statements.
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
(15) Subsequent Events
On August 4, 2021, the Company and one of its wholly owned subsidiaries executed a purchase agreement with Alamo Frac Holdings, LLC to acquire 100% of the issued and outstanding equity interest of Alamo Pressure Pumping, LLC. The Company expects the transaction to close by the end of August 2021. Alamo Pressure Pumping, LLC and its wholly owned subsidiaries are engaged in the business of providing hydraulic fracturing and pump down services with a focus on next-gen equipment. The acquisition aligns with the Company’s low-cost, low carbon strategy, further establishes the Company as an early-adopter and leader in next-gen, and creates a leading Permian completions company.

Total purchase price for the acquisition includes approximately $100 million in cash before transaction costs, escrowed amounts, and subject to customary working capital adjustments, 26 million of the Company’s newly-issued common shares, $30 million in a post-closing service agreement, in addition to potential earn-out payments.

The foregoing description of the purchase price does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, which was filed in the Company's Current Report on Form 8-K filed on August 4, 2021.

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
OPERATIONAL OVERVIEW
Market Trends and Influences

We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, and the Bakken/Rockies.
Total North America rig count during the second quarter of 2021 averaged 450 rigs, reflecting an increase of approximately 15% as compared to the first quarter 2021 average of 393 rigs, but is still approximately 43% below the first quarter 2020 average of 785 rigs. North America rig count exited the second quarter of 2021 at 470 rigs. The increase as compared to the first quarter 2021 average was driven by an improvement in economic activity, supportive commodity prices, and modest continued improvements in completions supply/demand dynamics. Commodity prices continue to show improvement, with crude oil prices up 24% from $59.19 on March 31, 2021 to $73.52 on June 30, and natural gas prices up 50% from $2.52 on March 31, 2021 to $3.79 on June 30, 2021.
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
In the second quarter of 2021, we continued to see disciplined increases in supply from the Organization of Petroleum Exporting Countries plus (OPEC+) and U.S. shale operators. The modest activity growth we saw at the beginning of the quarter developed into increasing customer activity, but was subject to startup inefficiencies that contributed to more gaps in utilization than anticipated. We expect utilization to continue to improve in the third quarter, as customers seem to be moving toward a more typical cadence of completions activity against the backdrop of improved commodity prices. However, continued improvement in customer activity and utilization remains dependent on macro conditions, including commodity prices, response to the COVID-19 pandemic (including any resurgences in the U.S. and abroad), seasonality and potential lasting changes that a prolonged or resurging pandemic may have on supply and demand worldwide.
Against the backdrop of increasing customer activity and improving macroeconomics, in the second quarter we made a strategic decision to increase personnel and accelerate equipment preparation and maintenance processes ahead of our earlier plans in preparation for early third quarter startups and expected continued growth in the third quarter. We believe these activities make us well positioned to take advantage of continued growth in the third quarter and beyond.
In addition, we have begun to see some improvement in pricing, especially with our duel fuel equipment. But, overall economic conditions in the market, including contract structure and abundant competition, continue to burden pricing such that current pricing is below the levels at which we would expect to deploy significant additional horsepower. With the exception of two additional fleets related to returning customer demand that are expected to go to work in the second half of 2021, we do not expect any significant deployment of additional horsepower or increase in headcount through the remainder of the year.
Furthermore, as operators are looking for opportunities to improve well performance and lower costs through innovative techniques, we are seeing a rise in operator initiatives such as simulfrac techniques (we generally refer to these types of initiatives as increasing “frac intensity”). Simulfrac is a process of fracking two or more wells at the same time instead of a single well, for the purpose of increasing operational efficiencies and contributing to well cost savings. These techniques require multi-well pads and advanced complex completion designs, resulting in, among other things, adaption costs, an increase in the amount of equipment related to a particular job, an increase in commodities (such as proppant, logistics, and chemicals), and enhanced maintenance practices and procedures. The increasing complexity and resources required by evolving frac intensity, such as double simulfrac, results in the need to fine-tune our approach in the related commercial agreements, especially around sharing the value created and the commercial risks of these enhanced operations. We're continuing to work with our customers to utilize experiences on these operations to hone our commercial agreements going forward.

The industry recovery over the last year has included extreme volatility and uncertainty in completions activity levels and continued expansion of frac intensity, posing additional challenges across the industry. We are constantly assessing our approach to ensure that our team and our equipment meets the evolving demands. As we navigated the second quarter, the combination of accelerated expenses related to transitory startup activities preparing for growth (including personnel onboarding and equipment readiness costs), challenges related to frac intensity demands, and addressing an isolated fire incident (described in Note (2) Summary of Significant Accounting Policies) was more pronounced than originally expected.

Utilization Tendencies

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
Given the volatile and cyclical nature of activity drivers in the U.S. onshore oilfield services industry, coupled with the varying prices we are able to charge for our services and the cost of providing those services, among other factors, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle. Additionally, during periods of decreased spending by our customers and/or high competition, we may be required to discount our rates or provide other pricing concessions to remain competitive and support deployed equipment utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which could further adversely affect our results. Furthermore, when demand for our services increases following a period of low demand, our ability to capitalize on such increased demand may be delayed while we reengage and redeploy equipment and crews that have been idled during a downturn. The mix of customers that we are working for, as well as limited periods of exposure to the spot market, also impacts our deployed equipment utilization.Some smaller operators may not have sufficient programs to support continuous operations or dedicated fleets. To the extent we have a significant percentage of our operations servicing such smaller operators, we may experience lower utilization.
Strategic Direction

We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. NexTier has been developing and building its digital program for some time, and our digital platform has been applied to all of our operating fleets. We are also working toward a natural gas treatment and delivery solution, including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. Our integrated natural gas treatment and delivery solution is expected to become operational in the second half of 2021. This integrated strategy is designed to provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite.
We believe our integrated approach and proven capabilities enable us to deliver cost-effective solutions for increasingly complex and technically demanding well completion requirements, which include longer lateral segments, higher pressure rates and proppant intensity and multiple fracturing stages in challenging high-pressure formations. In addition, our technical team and our innovation centers, provide us with the ability to supplement our service offerings with engineered solutions specifically tailored to address customers’ completion requirements and unique challenges. For example, utilizing a lateral science technique resulting in simulfrac stage pairing can reduce the operator’s cost per barrel by taking existing drilling data, analyzing the downhole rock properties, and matching the four or six wells across a simulfrac pad to create an optimized pair for every simulfrac stage. We believe utilization of this technique will ultimately improve injectivity of the frac treatments, improve the long-term production of the treated wells, and lower the equipment costs for each operation. Simulfrac stage pairing can help connect our simulfrac operational experience to real reservoir properties, thereby providing opportunity to deploy a more cost-effective solution that delivers higher production to the operator.
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
We recognize that the COVID-19 pandemic and related disruptions also impact our suppliers. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. In addition, we are monitoring recent macro-economic factors suggesting the possibility of increased inflation as the economy emerges from the COVID-19 pandemic. While inflationary increases in costs can affect our income from operations margins, inflation generally has not had a material adverse effect on our results of operations to date. However, the rate or scope of inflation may continue to impact our expenses, such as employee compensation, contract services, commodity prices and communications expenses, which may not be readily recoverable in the prices of our services. As such, its full financial impact on our business is difficult to determine at this time.
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
Recent Events
On August 4, 2021, we and one of our wholly own subsidiaries entered into an agreement to purchase all of the equity interests of Alamo Pressure Pumping, LLC ("Alamo"). We expect the transaction to close by the end of August 2021, subject to customary closing conditions and approvals. Alamo provides hydraulic fracturing and pump down services with a focus on next-generation equipment. The acquisition of Alamo accelerates and magnifies the impact of our next generation technology strategy, providing us with significant opportunities for deploying dual-fuel equipment and complimentary integrated solutions into a market with high and increasing demand. For further information, see Note (15) Subsequent Events to our Unaudited Condensed Financial Statements.

RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020
The following is a comparison of our results of operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

	Three Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2021	2020	2021	2020	$	%
Completion Services	$268,839	$178,977	92%	91%	$89,862	50%
WC&I	23,306	17,250	8%	9%	6,056	35%
Revenue	292,145	196,227	100%	100%	95,918	49%
Completion Services	248,585	159,149	85%	81%	89,436	56%
WC&I	20,675	19,622	7%	10%	1,053	5%
Costs of services	269,260	178,771	92%	91%	90,489	51%
Depreciation and amortization	40,671	75,260	14%	38%	(34,589)	(46%)
Selling, general and administrative expenses	20,734	38,024	7%	19%	(17,290)	(45%)
Merger and integration	178	14,028	0%	7%	(13,850)	(99%)
(Gain) loss on disposal of assets	(2,017)	(953)	(1%)	0%	(1,064)	112%
Operating income (loss)	(36,681)	(108,903)	(13%)	(55%)	72,222	(66%)
Other income (expense), net	11,247	2,259	4%	1%	8,988	398%
Interest expense	(5,726)	(5,353)	(2%)	(3%)	(373)	(7%)
Total other income (expense)	5,521	(3,094)	2%	(2%)	8,615	(278%)
Income tax expense	(621)	(491)	0%	0%	(130)	26%
Net income (loss)	$(31,781)	$(112,488)	(11%)	(57%)	$80,707	(72%)

Revenue:     Total revenue is comprised of revenue from our Completion Services and Well Construction and Intervention Services segments. Revenue during the three months ended June 30, 2021 increased by $95.9 million, or 49%, to $292.1 million from $196.2 million during the three months ended June 30, 2020. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the three months ended June 30, 2021 increased by $89.9 million, or 50%, to $268.8 million from $179.0 million during the three months ended June 30, 2020. The segment revenue increase is primarily attributable to a 64% increase in fully utilized fracturing fleets and increases in our logistics, wireline and pump down services activity, due to increased activity in all operating basins driven by higher global commodity prices. Fracturing Services increased to 18 fully utilized fleets during the three months ended June 30, 2021 from 11 fully utilized fleets during the three months ended June 30, 2020. Slight pricing improvements were offset by increased gaps in the fracturing schedule.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue increased $6.1 million, or 35%, to $23.3 million during the three months ended June 30, 2021 from $17.3 million during the three months ended June 30, 2020. The increase in revenue is mostly attributable to increased activity and pricing improvement in our cementing services resulting from higher market activity and customer demand.
Cost of Services:     Cost of services during the three months ended June 30, 2021 increased by $90.5 million, or 51%, to $269.3 million from $178.8 million during the three months ended June 30, 2020. The increase is primarily due to significantly increased activity and utilization, as explained in Revenue above, combined with higher sand and freight costs as a result of increased logistics services in our Completions Segment.

Equipment Utilization:     Depreciation and amortization expense decreased $34.6 million, or 46%, to $40.7 million during the three months ended June 30, 2021 from $75.3 million, during the three months ended June 30, 2020. The decrease in depreciation and amortization is due to more equipment nearing the end of its useful lives in addition to the change in estimated useful life of equipment in the first quarter of 2021, which consisted mostly of increases to the expected life of our fracturing equipment. Gain on disposal of assets increased $1.1 million, or 112%, to a gain of $2.0 million during the three months ended June 30, 2021 from $1.0 million during the three months ended June 30, 2020.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $17.3 million, or 45%, to $20.7 million during the three months ended June 30, 2021 from $38.0 million during the three months ended June 30, 2020, primarily due to the $8.8 million accrual reduction for our regulatory audit estimate and our business transformation results to structurally drive out costs and increase efficiencies in our support function processes.
Merger and integration expense:     Merger and integration expense decreased by $13.8 million, or (99%), to $0.2 million during the three months ended June 30, 2021 from $14.0 million during the three months ended June 30, 2020 primarily due to the C&J merger and integration related expenses in 2020.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended June 30, 2021 was (2.0)% for $0.6 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes, change in valuation allowance and discrete tax effect related to indefinite-lived assets. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020
The following is a comparison of our results of operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2021	2020	2021	2020	$	%
Completion Services	$477,820	$691,848	92%	84%	$(214,028)	(31%)
WC&I	42,727	74,075	8%	9%	(31,348)	(42%)
Well Support Services	—	57,929	0%	7%	(57,929)	(100%)
Revenue	520,547	823,852	100%	100%	(303,305)	(37%)
Completion Services	448,265	576,531	86%	70%	(128,266)	(22%)
WC&I	38,772	68,875	7%	8%	(30,103)	(44%)
Well Support Services	—	45,591	0%	6%	(45,591)	(100%)
Costs of services	487,037	690,997	94%	84%	(203,960)	(30%)
Depreciation and amortization	86,539	161,081	17%	20%	(74,542)	(46%)
Selling, general and administrative expenses	36,803	94,908	7%	12%	(58,105)	(61%)
Merger and integration	178	26,210	0%	3%	(26,032)	(99%)
(Gain) loss on disposal of assets	(6,609)	(8,915)	(1%)	(1%)	2,306	(26%)
Impairment	—	34,327	0%	4%	(34,327)	(100%)
Operating income (loss)	(83,401)	(174,756)	(16%)	(21%)	91,355	(52%)
Other income (expense), net	8,528	2,675	2%	0%	5,853	219%
Interest expense	(9,932)	(11,419)	(2%)	(1%)	1,487	13%
Total other income (expense)	(1,404)	(8,744)	0%	(1%)	7,340	(84%)
Income tax expense	(1,478)	(744)	0%	0%	(734)	99%
Net income (loss)	$(86,283)	$(184,244)	(17%)	(22%)	$97,961	(53%)

Revenue:     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services, and Well Support Services segments. Revenue during the six months ended June 30, 2021 decreased by $303.3 million, or 37%, to $520.5 million from $823.9 million during the six months ended June 30, 2020. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the six months ended June 30, 2021 decreased by $214.0 million, or 31%, to $477.8 million from $691.8 million during the six months ended June 30, 2020. The segment revenue decrease is primarily attributable to a 11% decrease in fully utilized fracturing fleets and decreases in our wireline and pump down services activity, partially offset by increases in our logistics services. Fracturing Services decreased to 17 fully utilized fleets during the six months ended June 30, 2021 from 19 fully utilized fleets during the six months ended June 30, 2020. Despite slight market recovery during the first six months ended June 30, 2021 from the continued impacts of the COVID-19 pandemic, and lower global oil demand, customer demand and market activity did not return to the same level as experienced during the six months ended June 30, 2020.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue decreased $31.3 million, or 42%, to $42.7 million during the six months ended June 30, 2021 from $74.1 million during the six months ended June 30, 2020. The decrease in revenue is mostly attributable to less activity and price reductions in both our cementing and coil tubing services resulting from lower market activity and customer demand from the impact of the COVID-19 pandemic and weakened market conditions.
Cost of Services:     Cost of services during the six months ended June 30, 2021 decreased by $204.0 million, or 30%, to $487.0 million from $691.0 million during the six months ended June 30, 2020. The reduction is primarily due to significantly less activity and lower utilization, as explained in Revenue above, combined with higher sand and freight costs as a result of increased logistics services in our Completions Segment, and increased repair and maintenance expenses related to startup costs of fleet re-deployments.
Although cost of services decreased in absolute dollars, as a percentage of revenue, cost of services increased by 10% comparing year-over-year. This is due to higher than expected adaption costs and enhanced maintenance requirements, for some of the equipment, as results of our growth frac intensity and enhanced operations during the first half of 2021. See the Operations Overview of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information on frac intensity impact discussion.
Equipment Utilization:     Depreciation and amortization expense decreased $74.5 million, or 46%, to $86.5 million during the six months ended June 30, 2021 from $161.1 million, during the six months ended June 30, 2020. The decrease in depreciation and amortization is due to more equipment nearing the end of its useful lives in addition to the change in estimated useful life of equipment in the first quarter of 2021, which consisted mostly of increases to the expected life of our fracturing equipment. Gain on disposal of assets decreased $2.3 million, or 26%, to $6.6 million during the six months ended June 30, 2021 from a gain of $8.9 million during the six months ended June 30, 2020
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $58.1 million, or 61%, to $36.8 million during the six months ended June 30, 2021 from $94.9 million during the six months ended June 30, 2020, primarily due to the $22.1 million accrual reduction for our regulatory audit estimate and our business transformation results to structurally drive out costs and increase efficiencies in our support function processes.
Merger and integration expense:     Merger and integration expense decreased by $26.0 million, or 99%, to $0.2 million during the six months ended June 30, 2021 from $26.2 million during the six months ended June 30, 2020 primarily due to the C&J merger and integration related expenses in 2020.
Effective tax rate: Our effective tax rate on continuing operations for the six months ended June 30, 2021 was (1.7)% for $(1.5) million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes, change in valuation allowance and discrete tax effect related to indefinite-lived assets. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$250,436	$275,990
Debt, net of unamortized deferred financing costs and unamortized debt discount	334,406	335,540

	(Thousands of Dollars)
	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(8,599)	$110,414
Net cash used in investing activities	(13,361)	(22,319)
Net cash used in financing activities	(3,496)	(6,716)

Significant sources and uses of cash during the six months ended June 30, 2021
Uses of cash:
•Operating activities:

–Net cash used in operating activities during the six months ended June 30, 2021 was $8.6 million. We continue to closely monitor our discretionary spending to focus on working capital and net operating cash to support our capital expenditures and other investing activities.
•Investing activities:
–Net cash used in investing activities during the six months ended June 30, 2021 of $13.4 million, consisting primarily of capital expenditures, net of $34.4 million in cash received from the WSS notes and $18.4 million in proceeds from disposal of assets.
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the six months ended June 30, 2021 was $1.8 million.
–Cash used to repay our finance leases during the six months ended June 30, 2021 was $0.3 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the six months ended June 30, 2021 totaled $1.4 million.
Significant sources and uses of cash during the six months ended June 30, 2020
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the six months ended June 30, 2020 of $110.4 million was the result of our thoroughness in receiving collections from our customers and controlling costs.
Uses of cash:
•Investing activities:
–Net cash used in investing activities for the six months ended June 30, 2020 of $22.3 million, consisting primarily of capital expenditures, net of cash received as part of the sale of the Wells Support Services business segment.
•Financing activities:
–Cash used to repay our debt facilities, excluding leases and interest, during the six months ended June 30, 2020 was $176.8 million, including the repayment of the cash provided by the 2019 ABL Facility (defined below) in the first quarter of 2020 for the amount of $175.0 million.
–Cash used to repay our finance leases during the six months ended June 30, 2020 was $3.0 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the six months ended June 30, 2020 totaled $1.9 million.
Future sources and use of cash
The second half of the year will see increased strategic capital expenditures as compared to the first half of the year, in addition to the increased capacity for maintenance capital expenditures of additional fleets for the Company and the Alamo transaction. This includes approximately $22 million associated with the purchase of a replacement fleet delivered in the third quarter, which will be offset by insurance proceeds.
    Debt service for the year ended December 31, 2021 is projected to be $24.2 million, of which $0.6 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 2.96x for the twelve rolling months ended June 30, 2021. We anticipate our debt service will be funded by cash flows from operations.

    Other factors affecting liquidity
Financial position in current market. As of June 30, 2021, we had $250.4 million of cash and a total of $121.6 million available under our revolving credit facility. As of June 30, 2021, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, our debt maturities extend over a long period of time. Despite the current uncertainty in global markets resulting from the COVID-19 pandemic, we currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $23.5 million of letters of credit were outstanding as of June 30, 2021.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 to 60 days. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers' cash flow from operations and their access to the credit markets. The economic impact of the COVID-19 pandemic and the resulting actions taken to control the further spread of the virus may exacerbate these delays or failures to pay in the future. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
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

Principal Debt Agreements
2019 ABL Facility
We, and certain of our other subsidiaries as additional borrowers and guarantors, are parties to a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of June 30, 2021, we had no outstanding principal amounts under the 2019 ABL Facility.
The 2019 ABL Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments and a consolidated fixed charge coverage ratio test. As of June 30, 2021, the Company was in compliance with all covenants.
2018 Term Loan Facility
    We are party to a term loan facility and certain of our subsidiaries are guarantors (the "2018 Term Loan Facility") that matures on May 25, 2025.     As of June 30, 2021, there was $339.5 million principal amount of term loans outstanding (the "2018 Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 4.00%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of June 30, 2021, the Company was in compliance with all covenants.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of March 31, 2021, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of June 30, 2021, we had $339.5 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $0.8 million and $1.7 million impact on interest expense for the three and six months ended June 30, 2021, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2021 through April 30, 2021	73,597	$3.73	—	$—
May 1, 2021 through May 31, 2021	3,193	$4.62	—	$—
June 1, 2021 through June 30, 2021	323	$5.28	—	$—
Total	77,113	$3.77	—	$—

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

Exhibit Number	Exhibit Description
10.1*†	Form of Stock Payment Award Agreement.
10.2*†	NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (Amended and Restated 2021)
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2021.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Principal Accounting Officer and Duly Authorized Officer