Form 10-Q
period 2021-09-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2021-11-09
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2021, the registrant had 241,968,848 shares of common stock outstanding.

REFERENCES WITHIN THIS QUARTERLY REPORT
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to (i) the terms “Company,” “NexTier,” “we,” “us” and “our” refer to NexTier Oilfield Solutions Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Keane Investor” refers to Keane Investor Holdings LLC; (iv) the term “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds; (v) the term “C&J” refers to C&J Energy Services, Inc.; (vi) the term “C&J Merger” refers to the consummation of the transactions described in that certain Agreement and Plan of Merger, dated as of June 16, 2019 (the “Merger Agreement”), by and among the C&J, us and King Merger Sub Corp., one of our wholly owned subsidiaries; and (v) the term "Alamo" refers to Alamo Pressure Pumping, LLC and its consolidated subsidiaries. As used in this Quarterly Report on Form 10-Q, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Quarterly Report on Form 10-Q, by dividing our total hydraulic horsepower by approximately 49,000 hydraulic horsepower.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "believe," "estimate," "predict," "potential," or "continue," or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the impact of the COVID-19 pandemic and the evolving response thereto, including the impact of social distancing, shelter-in-place, shutdowns of non-essential businesses, extended absences and similar measures imposed or undertaken by governments, private businesses or others;
•changing regional, national or global economic conditions, including oil and gas supply and demand, trucking and logistics issues, labor market and inflation;
•our business strategy;
•our plans, objectives, expectations and intentions;
•the competitive nature of the industry in which we conduct our business, including pricing pressures;
•our future operating results;
•crude oil and natural gas commodity prices;
•demand for services in our industry;
•our ability to maintain the right level of commitments under our supply agreements;
•the market price and availability of materials or equipment, including loss of equipment due to age, maintenance downtime, casualty event or longer lead times (due to shipping delays, shortages of components, or other);
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

•our ability to employ a sufficient number of skilled and qualified workers, including any related wage inflation;
•our ability to obtain permits, approvals and authorizations from governmental and third parties;
•planned acquisitions, divestitures, and future capital expenditures;
•the impact of new technology;
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

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,525	$275,990
Trade and other accounts receivable, net	265,388	122,584
Inventories, net	38,108	30,068
Assets held for sale	6,495	126
Prepaid and other current assets	51,352	58,011
Total current assets	496,868	486,779
Operating lease right-of-use assets	22,980	37,157
Finance lease right-of-use assets	35,746	1,132
Property and equipment (net of accumulated depreciation of $964,005 and $929,290)	592,112	470,711
Goodwill	192,446	104,198
Intangible assets (net of accumulated amortization of $54,159 and $46,496)	69,527	51,182
Other noncurrent assets	8,296	6,729
Total assets	$1,417,975	$1,157,888
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$179,203	$61,259
Accrued expenses	222,720	134,230
Customer contract liabilities	26,798	266
Current maturities of long-term operating lease liabilities	8,725	18,551
Current maturities of long-term finance lease liabilities	10,438	606
Current maturities of long-term debt	11,186	2,252
Other current liabilities	2,543	2,993
Total current liabilities	461,613	220,157
Long-term operating lease liabilities, less current maturities	20,580	24,232
Long-term finance lease liabilities, less current maturities	25,053	504
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	361,836	333,288
Other noncurrent liabilities	20,722	22,419
Total noncurrent liabilities	428,191	380,443
Total liabilities	889,804	600,600
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 241,963 and 214,440 shares, respectively)	2,420	2,144
Paid-in capital in excess of par value	1,087,618	989,995
Retained deficit	(552,018)	(421,741)
Accumulated other comprehensive loss	(9,849)	(13,110)
Total stockholders' equity	528,171	557,288
Total liabilities and stockholders' equity	$1,417,975	$1,157,888
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$393,164	$163,675	$913,711	$987,527
Operating costs and expenses:
Cost of services(1)	344,637	150,066	831,674	841,063
Depreciation and amortization	44,861	73,570	131,400	234,651
Selling, general and administrative expenses	37,453	25,521	74,256	120,429
Merger and integration	4,752	7,288	4,930	33,498
Gain on disposal of assets	(1,133)	(3,027)	(7,742)	(11,942)
Impairment expense	—	2,681	—	37,008
Total operating costs and expenses	430,570	256,099	1,034,518	1,254,707
Operating loss	(37,406)	(92,424)	(120,807)	(267,180)
Other income (expense):
Other income (expense), net	585	(3,978)	9,113	(1,303)
Interest expense, net	(6,701)	(5,524)	(16,633)	(16,943)
Total other expense	(6,116)	(9,502)	(7,520)	(18,246)
Loss before income taxes	(43,522)	(101,926)	(128,327)	(285,426)
Income tax expense	(472)	(507)	(1,950)	(1,251)
Net loss	(43,994)	(102,433)	(130,277)	(286,677)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	531	(157)	433	596
Hedging activities	(46)	(453)	785	(6,068)
Total comprehensive loss	$(43,509)	$(103,043)	$(129,059)	$(292,149)

Net loss per share:
Basic net loss per share	$(0.20)	$(0.48)	$(0.60)	$(1.34)
Diluted net loss per share	(0.20)	(0.48)	(0.60)	(1.34)

Weighted-average shares outstanding: basic	224,481	214,251	218,499	213,620
Weighted-average shares outstanding: diluted	224,481	214,251	218,499	213,620

(1) Cost of services during the three and nine months ended September 30, 2021 excludes depreciation of $40.5 million and $118.1 million. Cost of services during the three and nine months ended September 30, 2020 excludes depreciation of $68.9 million and $220.9 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)
`

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	10	5,193	—	—	5,203
Shares repurchased and retired related to stock-based compensation	(1)	(1,009)	—	—	(1,010)
Other comprehensive income	—	—	—	2,349	2,349
Net loss	—	—	(54,502)	—	(54,502)
Balance as of March 31, 2021	$2,153	$994,179	$(476,243)	$(10,761)	$509,328
Stock-based compensation	5	4,884	—	—	4,889
Shares repurchased and retired related to stock-based compensation	(1)	(435)	—	—	(436)
Other comprehensive loss	—	—	—	(267)	(267)
Net loss	—	—	(31,781)	—	(31,781)
Balance as of June 30, 2021	$2,157	$998,628	$(508,024)	$(11,028)	$481,733
Stock-based compensation	4	7,346	—	—	7,350
Shares repurchased and retired related to stock-based compensation	(1)	(419)	—	—	(420)
Equity issued in connection with Alamo Acquisition	260	82,063	—	—	82,323
Other comprehensive loss	—	—	—	1,179	1,179
Net loss	—	—	(43,994)	—	(43,994)
Balance as of September 30, 2021	$2,420	$1,087,618	$(552,018)	$(9,849)	$528,171

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive loss	Total
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Stock-based compensation	11	6,869	—	—	6,880
Shares repurchased and retired related to stock-based compensation	(2)	(1,149)	—	—	(1,151)
Other comprehensive loss	—	—	—	(1,513)	(1,513)
Credit losses standard implementation	—	—	(1,525)	—	(1,525)
Net loss	—	—	(71,756)	—	(71,756)
Balance as of March 31, 2020	$2,133	$972,482	$(146,614)	$(10,294)	$817,707
Stock-based compensation	12	9,511	—	—	9,523
Shares repurchased and retired related to stock-based compensation	(4)	(789)	—	—	(793)
Other comprehensive loss	—	—	—	(2,360)	(2,360)
Net loss	—	—	(112,488)	—	(112,488)
Balance as of June 30, 2020	$2,141	$981,204	$(259,102)	$(12,654)	$711,589
Stock-based compensation	4	4,744	—	—	4,748
Shares repurchased and retired related to stock-based compensation	(1)	(48)	—	—	(49)
Other comprehensive loss	—	—	—	63	63
Net income	—	—	(102,433)	—	(102,433)
Balance as of September 30, 2020	$2,144	$985,900	$(361,535)	$(12,591)	$613,918

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(130,277)	$(286,677)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	131,400	234,651
Amortization of deferred financing fees	1,528	1,710
Gain on disposal of assets	(7,742)	(11,942)
Loss on impairment of assets	—	37,008
Unrealized (gain) loss on derivative recognized in other comprehensive loss	785	(6,068)
Loss on financial instrument and derivatives, net	4,142	4,109
Stock-based compensation	17,442	21,151
Gain on insurance proceeds recognized in other income	(10,409)	—
Changes in operating assets and liabilities:
Decrease (increase) in trade and other accounts receivable, net	(92,184)	208,924
Decrease (increase) in inventories	(9,046)	20,690
Increase in prepaid and other current assets	(10,138)	(607)
Decrease in other assets	14,203	20,108
Increase (decrease) in accounts payable	59,072	(65,149)
Increase (decrease) in accrued expenses	42,951	(87,736)
Increase (decrease) in customer contract liabilities	(3,468)	685
Decrease in other liabilities	(27,579)	(8,181)
Net cash provided by (used in) operating activities	(19,320)	82,676
Cash flows from investing activities:
Proceeds from sale of business	—	53,666
Purchase of property and equipment	(132,057)	(96,649)
Advances of deposit on equipment	(543)	—
Implementation of software	(2,532)	(7,191)
Proceeds from disposal of assets	24,470	24,807
Acquisition of business	(95,082)	—
Payment of consideration liability	(6,671)	—
Proceeds from settlement of WSS Notes and make-whole derivative	34,350	—
Proceeds from insurance recoveries	22,947	58
Net cash used in investing activities	(155,118)	(25,309)
Cash flows from financing activities:
Proceeds from asset-based revolver and equipment loan	39,428	175,000
Payments on the term loan facility and asset-based revolver	(2,625)	(177,625)
Payments on finance leases	(1,146)	(3,148)
Payment of debt issuance costs	(251)	—
Shares repurchased and retired related to stock-based compensation	(1,866)	(1,993)
Net cash provided by (used in) financing activities	33,540	(7,766)
Non-cash effect of foreign translation adjustments	433	596
Net increase (decrease) in cash, cash equivalents	(140,465)	50,197
Cash and cash equivalents, beginning	275,990	255,015
Cash and cash equivalents, ending	$135,525	$305,212

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$16,469	$16,122
Income taxes	—	1,206
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(19,763)	$8,643
Non-cash additions to equity security investments	—	5,263
Non-cash additions to finance right-of-use assets	35,813	—
Non-cash additions to finance lease liabilities, including current maturities	(35,813)	—
Non-cash additions to operating right-of-use assets	3,352	8,715
Non-cash additions to operating lease liabilities, including current maturities	(512)	(8,676)

26,000,000 shares of NexTier common stock issued in exchange for Alamo ownership	(82,323)	—
Total contingent consideration	(45,944)
Non contingent consideration	(7,370)
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2021 and the results of its operations and cash flows for the three and nine months ended September 30, 2021 and 2020. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
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
In addition, on March 9, 2020, the Company completed the divestiture of its Well Support Services Segment ("WSS Sale"). For more details regarding the WSS Sale, refer to Note (14) Business Segments.
On August 31, 2021 the Company completed its acquisition (the “Alamo Acquisition”) of Alamo Pressure Pumping, LLC and its wholly owned subsidiaries ("Alamo"). The unaudited condensed consolidated financial statements for the period from January 1, 2020 to August 31, 2021 reflect only the historical results of the Company prior to the completion of the Alamo Acquisition.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(2)    Summary of Significant Accounting Policies
(a) Business Combinations and Asset Acquisitions
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations”, as amended by Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair value of the acquired assets and liabilities is measured in accordance with the guidance of ASC 820, using discounted cash flows and other applicable valuation techniques. Every reporting period, the Company reassess the value of any contingent consideration assumed as part of a business acquisition. Any acquisition-related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition..
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
Since the acquisition date, Alamo has adopted all of the Company's accounting policies.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. For those contracts with a term of more than one year, the Company had approximately $30.7 million of unsatisfied performance obligations as of September 30, 2021, which will be recognized as services are performed over the remaining contractual terms.
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
The following is a description of the Company’s core service lines separated by reportable segments from which the Company generates its revenue. For additional detailed information regarding reportable segments, see Note (14) Business Segments.
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
All revenues from Alamo will be recognized in the West Texas region of the Company's Completions segment.
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
Historical Segment: Well Support Services Segment
On March 9, 2020, the Company completed the divestiture of its Well Support Services Segment. For additional information, see Note (14) Business Segments. Through its rig services line, the Company had provided workover and well servicing rigs that were primarily used for routine repair and maintenance of oil and gas wells, re-drilling operations and plug and abandonment operations.

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
Disaggregation of Revenue
Revenue activities during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$64,140	$4,859	$—	$68,999	$177,448	$16,978	$—	$194,426
Central	72,861	—	—	72,861	162,410	—	—	162,410
West Texas	168,176	20,902	—	189,078	407,643	49,511	—	457,154
West	50,511	1,336	—	51,847	60,794	3,335	—	64,129
International	10,379	—	—	10,379	35,592	—	—	35,592
	$366,067	$27,097	$—	$393,164	$843,887	$69,824	$—	$913,711

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	(Thousands of Dollars)				(Thousands of Dollars)
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Geography
Northeast	$58,099	$3,704	$—	$61,803	$217,752	$16,728	$—	$234,480
Central	20,139	—	—	20,139	100,654	7,478	—	108,132
West Texas	55,416	5,094	—	60,510	388,413	48,830	8,373	445,616
West	9,278	861	—	10,139	108,004	10,698	49,556	168,258
International	11,084	—	—	11,084	31,041	—		31,041
	$154,016	$9,659	$—	$163,675	$845,864	$83,734	$57,929	$987,527
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
In the first quarter of 2021, the Company reassessed the estimated useful lives of select machinery and equipment, concluding that due to a decrease in service intensity for select machinery and equipment driven by operational parameters required to maximize natural gas substitution and longer major component lives attributable to equipment health monitoring and predictive maintenance from our proprietary digital NexHub platform and data science efforts, the useful lives of select machinery and equipment should be increased by 1-2 years depending on the specific asset class. In accordance with ASC 250, “Accounting Changes and Error Corrections,” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2021. This change resulted in a decrease in depreciation expense and decrease in net loss during the three and nine months ended September 30, 2021 of $7.5 million and 29.1 million, respectively, in the Consolidated Statement of Operations and Comprehensive Loss.
On May 9, 2021, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in a complete loss of the equipment; no parties were injured as a result of this incident. In the second quarter of 2021, the Company recognized a $21.7 million receivable related to insurance proceeds in other current assets for replacement costs of the damaged equipment, which offset the $12.0 million loss recognized on the damaged equipment and costs to remove the equipment. The resulting gain of $9.7 million was recognized in the second quarter of 2021, in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the three months ended September 30, 2021 the Company has received an additional $1.2 million in insurance proceeds, offset by additional costs of $0.5 million. The resulting additional gain of $0.7 million was recognized in the third quarter of 2021 in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
The Company did not recognize any impairment charges related to the Company’s long-lived assets for the three and nine months ended September 30, 2021 or 2020.
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
For finance leases, the Company amortizes the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term and records this amortization in depreciation and amortization expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For finance leases where the Company has determined it is reasonably certain to exercise a purchase option to acquire the underlying asset, the lessee amortizes the ROU asset to the later of the end of the underlying asset’s useful life or lease term and records this amortization in depreciation and amortization expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company adjusts the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. For operating leases, the Company recognizes one single lease cost, comprised of the lease payments and amortization of any associated initial direct costs, within rent expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss. Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.

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
In addition, we evaluate the terms of our operating agreements and other contracts, if any, to determine whether they contain embedded components that are required to be bifurcated and accounted for separately as derivative financial instruments. For additional detailed information regarding derivatives, see Note (8) Derivatives.
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
For additional information, see Note (10) Stock-Based Compensation.
(3) Alamo Acquisition
On August 31, 2021 (the “Alamo Acquisition Date”), the Company completed the Alamo Acquisition in accordance with the terms of the Purchase Agreement, dated as of August 4, 2021 (the “Purchase Agreement”), by and among the Company, NexTier Completion Solutions Inc., Alamo Frac Holdings, LLC, Alamo and the “owner group” identified therein. The Company acquired 100% of Alamo.
The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company's common stock valued at $82.3 million, post-closing services valued at $30 million, an estimated $15.9 million of contingent consideration, $7.4 million of non contingent consideration, and a net working capital settlement to be finalized in the fourth quarter of 2021. The contingent consideration includes the Tier II Upgrade Payment and the Earnout Payments, which are contingent upon the achievement of certain performance targets, as described in the Purchase Agreement.
The Company accounted for the Alamo Acquisition using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The measurements of some assets acquired and liabilities assumed, such as intangible assets and the earnout were based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired property and equipment were based on both available market data and a cost approach.
The following table summarizes the fair value of the consideration transferred in the Alamo Acquisition and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the Alamo Acquisition Date:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Total Purchase Consideration	(Thousands of Dollars)
Cash consideration(1)	$100,000
Equity consideration	82,323
Post close services	30,000
Contingent consideration	15,944
Non contingent consideration	7,370
Total purchase consideration	235,637

Cash	7,419
Trade and accounts receivable	50,619
Inventories	1,726
Prepaid and other current assets	19,654
Assets held for sale	3,282
Property and equipment	114,705
Intangible assets	27,113
Finance lease right-of-use assets	35,813
Other noncurrent assets	1,676
Total identifiable assets acquired	262,007
Accounts payable	39,101
Accrued expenses	38,000
Current maturities of long-term finance lease liabilities	10,125
Long-term finance lease liabilities	25,688
Non-current liabilities	971
Total liabilities assumed	113,885
Goodwill	87,515
Total purchase consideration	$235,637

(1) Includes $32.3 million of payments for indebtedness on behalf of Alamo.

Goodwill is calculated as the excess of the consideration transferred over the fair value of the net assets acquired. All the goodwill recognized for the Alamo acquisition is recognized in the Completions segment and is tax deductible with an amortization period of 15 years. The goodwill in this acquisition was primarily attributable to Alamo's organized workforce and potential synergies.
Intangible assets related to the Alamo acquisition consisted of the following:

	(Thousands of Dollars)
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts
Trademarks	1.5	$2,409
Non-compete agreements	3	1,310
Customer relationships	7.33	23,394
Total		$27,113
For the valuation of the customer relationship intangible asset within the Completions Services segment, management used the income based multi-period excess earning method, which utilized contributory asset charges. Under this method, the Company calculated earnings derived from the existing customer relationships and then deducted portions of the earnings that could be attributed to supporting assets that contribute to the generation of said earnings. Estimated cash flows were discounted at the cost of equity based on the assumption that the intangible asset would be financed with 100% equity. For the valuation of the trademarks intangible asset

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
within the Completions Services segment, management used the relief from royalty method to reflect the after tax royalty savings attributable to owning the intangible asset. Management used the return on asset method to determine an implied royalty rate since a royalty rate was not available in the Company's industry. For the valuation of the non-compete agreements intangible asset within the Completions Services segment, management used the incremental cash flow (''with/without") method.
The Company has recognized $19.0 million in indemnification assets related to an ongoing sales & use tax audit and other indemnified liabilities under the Purchase Agreement.
The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees. Integration costs consist of expenses incurred to integrate Alamo's operations with that of the Company, including retention bonuses and severance payments. The expenses for all these transactions were expensed as incurred and are presented in Merger and integration in the condensed consolidated statements of operations and comprehensive loss.

	(Thousands of Dollars)
Transaction Type	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Merger	$4,552	$4,662
Integration	200	268
Total merger and integration costs	$4,752	$4,930
The following combined pro forma information assumes the Alamo Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after September 30, 2021 or any operating efficiencies or inefficiencies that resulted from the Alamo Acquisition. The information is not necessarily indicative of results that would have been achieved had the Company controlled Alamo during the period presented. Pro forma adjustments related to the elimination of historical interest expense for debt paid off as part of the Alamo Acquisition were $2.7 million and $5.4 million for the nine months ended September 30, 2021 and 2020, respectively.

	(Thousands of Dollars)
	Unaudited
	Nine Months Ended September 30,
	2021	2020
Revenue	$1,124,136	$1,170,276
Net income (loss)	(116,291)	(266,435)

Net income (loss) per share (basic)	(0.48)	(1.11)
Net income (loss) per share (diluted)	(0.48)	(1.11)
The Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended and nine months ended September 30, 2021 includes revenue of $34.8 million and net income of $3.0 million from the Alamo operations, from September 1, 2021 to September 30, 2021.
As of September 30, 2021, there have been no changes to the fair value of the contingent consideration compared to the Acquisition Date.
(4)    Goodwill
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
The Company assessed and determined there were not any triggering events in the first three quarters of 2021.
During the second quarter of 2021, the Company completed an acquisition for total cash consideration of $2.5 million. The transaction resulted in additional goodwill of $0.7 million recorded under the Completion Services reporting unit.
During the third quarter of 2021, the Company acquired Alamo for total transaction valuation of $235.6 million. The transaction resulted in additional goodwill of $87.5 million recorded under the Completion Services reporting unit.

(Thousands of Dollars)
Goodwill as of December 31, 2020	$104,198
Completions Acquisition	733
Alamo Acquisition	87,515
Goodwill as of September 30, 2021	$192,446

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(5)    Inventories, net
Inventories, net, consisted of the following as of September 30, 2021 and December 31, 2020:

	(Thousands of Dollars)
	September 30, 2021	December 31, 2020
Sand, including freight	$10,911	$5,096
Chemicals and consumables	4,437	2,993
Materials and supplies	22,760	21,979
Total inventory, net	$38,108	$30,068
Inventories are reported net of obsolescence reserves of $5.4 million and $4.4 million as of September 30, 2021 and December 31, 2020, respectively. The Company recognized $0.6 million and $0.1 million of obsolescence expense during the three months ended September 30, 2021 and 2020, respectively. The Company recognized $1.0 million and $3.8 million of obsolescence expense during the nine months ended September 30, 2021 and 2020. Additionally, during the three and nine months ended September 30, 2020, the Company recognized a $2.7 million write-down in inventory carrying value down to its net realizable value.
(6)    Long-Term Debt
Long-term debt at September 30, 2021 and December 31, 2020 consisted of the following:

	(Thousands of Dollars)
	September 30, 2021	December 31, 2020
2018 Term Loan Facility	$338,625	$341,250
2021 Equipment Loan	39,428	—
Less: Unamortized debt discount and debt issuance costs	(5,031)	(5,710)
Total debt, net of unamortized debt discount and debt issuance costs	373,022	335,540
Less: Current portion	(11,186)	(2,252)
Long-term debt, net of unamortized debt discount and debt issuance costs	$361,836	$333,288
Below is a summary of the Company’s credit facilities outstanding as of September 30, 2021:

		(Thousands of Dollars)
	2021 Equipment Loan	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$39,428	$—	$338,625
Letters of credit issued	$—	$23,200	$—
Available borrowing base commitment	n/a	$154,131	n/a
Interest Rate(1)	5.25%	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
    Maturities of the 2018 Term Loan Facility and the 2021 Equipment Loan for the next five years are presented below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(Thousands of Dollars)
Year-end December 31,
2021	$2,351
2022	13,634
2023	14,187
2024	14,768
2025	333,113
$378,053
ABL Revolving Credit Facility
On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”). Deferred charges associated with the 2019 ABL Facility were capitalized and totaled $1.2 million. In connection with the modification of the 2017 ABL Facility, the Company wrote off $0.5 million of deferred financing costs. The remaining deferred financing costs related to the 2017 ABL Facility will be amortized over the life of the 2019 ABL Facility. Unamortized deferred charges associated with the 2019 and 2017 ABL Facilities were $2.5 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets. During the first quarter of 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing were 2.125% and 3.75%, respectively. During the second quarter of 2020, the Company repaid the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties.
Equipment Loan
On August 20, 2021, the Company entered into the Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides for secured equipment financing term loans in an aggregate amount of up to $46.5 million (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. On September 3, 2021 entered into a term note for $39.4 million (the “Note”) for an equipment financing loan. The Note will bear interest at a rate of 5.25% per annum and has a maturity date of June 1, 2025. The Company will amortize $0.2 million in debt issuance costs and debt discount over the life of the loan.
(7) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention with significant concentration in the Completion Services segment. During the three months ended September 30, 2021 and 2020, sales to Completion Services customers represented 93% and 94% of the Company's consolidated revenue, respectively. During the nine months ended September 30, 2021 and 2020, sales to Completion Services customers represented 92% and 86% of the Company's consolidated revenue.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
This resulted in a rapid and significant decline in crude oil prices and an increasingly utilized storage network, limiting distribution outlets and optionality for production and further exacerbating price declines. U.S. exploration and production companies responded with drastic reductions in budgets and outright completion stoppages. As a result, from the first quarter of 2020 to the third quarter of 2020, the average U.S. active rig count decreased by approximately 68% to 254 rigs.
Commodity prices have recovered from the 2020 downturn, and oil and natural gas prices are both trading above pre-COVID-19 levels. The rig count averaged 496 in the third quarter of 2021, 95% higher than the third quarter of 2020. The rig count was 521 at the end of the third quarter of 2021.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. For the three months ended September 30, 2021, revenue from one customer individually represented more than 10% of the Company's consolidated revenue. This customer represented 15% or $60.8 million of our consolidated revenue in the Completions Services segment. For the three months ended September 30, 2020, revenue from four customers individually represented more than 10% of the Company's consolidated revenue. These customers represented 19% or $30.6 million, 14% or $22.7 million, 13% or $22.2 million and 13% or $21.9 million, respectively, of our consolidated revenue in the Completions Services segment.
For the nine months ended September 30, 2021, revenue from one customer individually represented more than 10% of the Company's consolidated revenue. This customer represented 12% or $113.6 million of our consolidated revenue in the Completions Services segment. For the nine months ended September 30, 2020, revenue from two customers individually represented more than 10% of the Company's consolidated revenue. These customers represented 16% or $161.9 million and 15% and $142.7 million, respectively, of our consolidated revenue in the Completions Services segment.
For the three months ended September 30, 2021, purchases from the Company's top supplier represented approximately 5% of the Company's overall purchases, while for the nine months ended September 30, 2021, the Company's top supplier represented approximately 6% of the Company's overall purchases. For the three months ended September 30, 2020, purchases from the Company's top supplier represented approximately 7% of the Company's overall purchases. For the nine months ended September 30, 2020, purchases from the Company's top supplier represented approximately 5% of the Company's overall purchases.
(8) Derivatives
    The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
    On March 9, 2020, the Company sold its Well Support Services segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, (“WSS Notes”) previously issued by Basic. On July 29, 2020, the Company agreed to use the escrowed amount in the final settlement of the working capital reconciliation. Under the terms of the agreement, the WSS Notes were accompanied by a make-whole guarantee at par value, which guaranteed the payment of $34.4 million to NexTier after the WSS Notes were held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole was issued under a fund guarantee by Ascribe III Investments LLC ("Ascribe"), a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one-year anniversary, the make-whole guarantee accelerates the WSS Notes to par value of $34.4 million. NexTier was entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value on the date of the transaction for the make-whole derivative and WSS Notes was $12.2 million and $22.2 million, respectively, and resulted in a gain on divestiture of $8.7 million. The fair value of the WSS Notes and the make-whole guarantee are measured at the end of each reporting period. Gains and losses recognized in relation to these instruments are recognized in net income. The fair value of the WSS Notes and make-whole guarantee were recorded in Other Current Assets. See Note (14) Business Segments for further discussion.
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
    The following tables present the fair value of the Company's derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of September 30, 2021:
Other current liability	$(2,865)	$—	$(2,865)	$—	$(2,865)
Other noncurrent liability	(5,314)	—	(5,314)	—	(5,314)
As of December 31, 2020:
Other current asset	$—	$27,243	$27,243	$—	$27,243
Other current liability	(2,861)	—	(2,861)	—	(2,861)
Other noncurrent liability	(8,260)	—	(8,260)	—	(8,260)

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Location
Amount of gain (loss) recognized in total other comprehensive loss on derivative	$(46)	$(453)	$785	$(6,068)	OCI
Amount of loss reclassified from accumulated other comprehensive loss into earnings	(694)	(673)	(2,043)	(1,662)	Interest Expense
The gain (loss) recognized in other comprehensive loss for the derivative instrument is presented within hedging activities in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of September 30, 2021, $2.9 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
See Note (9) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(9) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of September 30, 2021, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, equity security investments, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of September 30, 2021 and December 31, 2020, the carrying values of the Company's financial instruments, included in its condensed consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of September 30, 2021 the Company has four financial instruments measured at fair value on a recurring basis which are its interest rate derivative, see Note (8) Derivatives above, its equity security investment, the Earnout Payments and Tier II Upgrade Payments related to the Alamo acquisition and as described in the Purchase Agreement. The equity security investment is composed primarily of common equity shares in a publicly traded company, acquired at a fair value of $5.3 million. During the three and nine months ended September 30, 2021, the Company recognized an unrealized loss of $0.5 million and an unrealized loss of $3.2 million, respectively, on its equity security investment, which is recorded within other income (expense) on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of December 31, 2020, the Company had four financial instrument measured on a recurring basis which was its interest rate derivative, make-whole derivative, WSS Notes, see Note (8) Derivatives above, and equity security investment. The interest rate derivative, make-whole derivative, WSS Notes, and the equity security investment are presented within other current assets in the condensed consolidated balance sheets.
The fair market value of the financial instruments reflected on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 were determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in thousands of dollars):

		Fair value measurements at reporting date using
	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$4,702	$4,702	$—	$—
Liabilities:
Earnout Payments	$(9,424)	$—	$—	$(9,424)
Tier II Upgrade Payment	$(6,520)	$—	$(6,520)	$—
Interest rate derivative	$(8,179)	$—	$(8,179)	$—

		Fair value measurements at reporting date using
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	$27,243	$—	$27,243	$—
WSS Note	6,322	—	6,322	—
Equity security investment	11,263	11,263	—	—
Liabilities:
Interest rate derivative	$(11,121)	$—	$(11,121)	$—

Non-Recurring Fair Value Measurement
At March 31, 2020 and September 30, 2020, the Company determined the reductions in commodity prices driven by the impact of the novel COVID-19 virus and global supply and demand dynamics represented triggering events that may indicate that the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
carrying value of the Company's indefinite-lived assets and long-lived assets may not be recoverable. After further evaluation, the Company recognized impairment expense of $32.6 million and no impairment expense in the first and third quarter of 2020, respectively. See Note (4) Goodwill. The Company assessed and determined there were no triggering events during the other two quarters in 2020.
During each quarter of 2021, the Company has assessed and determined there were no triggering events.

Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $135.5 million and $276.0 million as of September 30, 2021 and December 31, 2020, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 to 60 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of September 30, 2021, trade receivables from one customer individually represented 13% of the Company's total trade receivables. As of December 31, 2020, trade receivables from the Company's top customer individually represented 17% of the Company's total trade receivables.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of September 30, 2021, the Company had $4.9 million in allowance for credit losses. As of December 31, 2020, the Company had $2.7 million in allowance for credit losses, including the increase of $1.5 million from the adoption of ASU 2016-13.
The Company recognized $0.9 million and $2.1 million of bad debts, net of recoveries during the three and nine months ended September 30, 2021, respectively. During the third quarter of 2020, the Company recovered $5.3 million of accounts receivable, which resulted in a net credit in bad debt expense of $4.6 million during the three months ended September 30, 2020 and $0.3 million of bad debt expense during the nine months ended September 30, 2020.
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
As of September 30, 2021, the Company has four types of stock-based compensation outstanding under its Equity Award Plans: (i) restricted stock awards issued to independent directors and certain executives and employees, (ii) restricted stock units issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers and (iv) performance-based stock units issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three and nine months ended September 30, 2021 and 2020 (in thousands of dollars):

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted stock awards	$300	$406	$1,065	$1,192
Restricted stock time-based unit awards	4,100	3,271	10,318	15,985
Non-qualified stock options	—	100	76	804
Restricted stock performance-based unit awards	2,950	971	5,983	3,170
Equity-based compensation cost	7,350	4,748	17,442	21,151
Tax Benefit	(1,151)	(1,138)	(3,573)	(5,076)
Equity-based compensation cost, net of tax	$6,199	$3,610	$13,869	$16,075
Performance-based RSU awards
During the first and second quarter of 2021, the Company issued 550,899 and 1,473,736 of performance based RSUs to executive officers under its Equity Award Plans, which were fair valued at $3.2 million and $13.7 million using a Monte Carlo simulation method. Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from 0% to 200% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of September 30, 2021, total unamortized compensation cost related to unvested performance-based RSUs was $14.6 million, which the Company expects to recognize over the weighted-average period of 2.25 years.
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
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(43,994)	$(102,433)	$(130,277)	$(286,677)

Denominator:
Basic weighted-average common shares outstanding(1)	224,481	214,251	218,499	213,620
Dilutive effect of restricted stock awards granted to Board of Directors	—	195	214	139
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	1,166	14	957	16
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	511	1,221	321	981
Diluted weighted-average common shares outstanding(1)	226,158	215,681	219,991	214,756
(1) As a result of the net loss incurred by the Company for the three and nine months ended September 30, 2021 and 2020, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(12) Commitments and Contingencies
As of September 30, 2021 and December 31, 2020, the Company had $0.5 million and $4.9 million of deposits on equipment, including deposits acquired through the C&J Merger, respectively. Outstanding purchase commitments on equipment were $60.3 million and $23.4 million, as of September 30, 2021 and December 31, 2020, respectively.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of September 30, 2021 are listed below:

(Thousands of Dollars)
2021	$4,204
2022	19,145
2023	5,280
2024	1,190
2025	—
$29,819
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
Regulatory Audits
Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. During the first quarter of 2021, the Company obtained additional information that resulted in a reduction of the Company's accrual related to this tax audit by $13.3 million. During the second quarter of 2021, the Company further reduced the accrual related to this tax audit by $8.8 million, after taking into account additional information obtained, including refund claims relating to such periods. The Company received a final settlement offer from Texas Attorney General Office on September 8, 2021 for $3.7 million, which resulted in an additional reduction to the accrual by $2.8 million. These reductions were recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Alamo is subject to regulatory audits by state taxing jurisdictions it operates in. There was an ongoing tax audit when the Alamo Acquisition was completed. The Company evaluated the potential assessment and exposures for all taxing jurisdictions and recorded an estimate of $17.7 million. The estimate is included in the purchase price allocation disclosed under Note (3) Alamo Acquisition.
(13) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.1 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively, for these services. The Company paid $0.3 million and $2.1 million during the nine months ended September 30, 2021 and 2020, respectively.
As part of the Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued at $30.0 million in the aggregate. During the three and nine months ended September 30, 2021, the Company provided services to Alamo Frac Holdings, LLC of $3.2 million as part of the Purchase Agreement. The Company has a remaining customer contract liability related to these services of $26.8 million as of September 30, 2021.
(14) Business Segments
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
All of Alamo's financial results are included in the Completions Services segment.
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

	(Thousands of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operations by business segment
Adjusted gross profit:
Completion Services(1)	$46,184	$15,145	$81,959	$144,676
WC&I(1)	2,905	(785)	7,337	8,811
Well Support Services(1)	—	—	—	12,338
Total adjusted gross profit	$49,089	$14,360	$89,296	$165,825
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

	(Thousands of Dollars)
	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$366,067	$27,097	$—	$393,164	$843,887	$69,824	$—	$913,711
Cost of Services	320,297	24,340	—	344,637	768,562	63,112	—	831,674
Gross profit excluding depreciation and amortization	45,770	2,757	—	48,527	75,325	6,712	—	82,037
Management adjustments associated with cost of services(1)	414	148	—	562	6,634	625	—	7,259
Adjusted gross profit	$46,184	$2,905	$—	$49,089	$81,959	$7,337	$—	$89,296
(1)    Adjustments relate to market-driven severance, leased facility closures, and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Completion Services	WC&I	Well Support Services	Total	Completion Services	WC&I	Well Support Services	Total
Revenue	$154,016	$9,659	$—	$163,675	$845,864	$83,734	$57,929	$987,527
Cost of Services	139,477	10,589	—	150,066	716,008	79,464	45,591	841,063
Gross profit excluding depreciation and amortization	14,539	(930)	—	13,609	129,856	4,270	12,338	146,464
Management adjustments associated with cost of services(2)	606	145	—	751	14,820	4,541	—	19,361
Adjusted gross profit	$15,145	$(785)	$—	$14,360	$144,676	$8,811	$12,338	$165,825
(2)    Adjustments relate to market-driven severance and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	(Thousands of Dollars)
	September 30, 2021	December 31, 2020
Total assets by segment:
Completion Services	$1,112,324	$689,814
WC&I	68,087	62,959
Well Support Services	—	—
Corporate and Other	237,564	405,115
Total assets	$1,417,975	$1,157,888
Goodwill by segment:
Completion Services	$192,446	$104,198
WC&I	—	—
Well Support Services	—	—
Corporate and Other	—	—
Total goodwill	$192,446	$104,198

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
(b) Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805) Accounting for Contract Assets and Contact Liabilities from Contracts with Customers”. ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard is effective beginning on December 15, 2022. The Company does not expect ASU 2021-08 to have any impact on its consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”. ASU 2021-01 expands on the US GAAP guidance on contract modifications and hedge accounting related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU 2020-10 “Codification Improvements”. ASU 2020-10 improves the clarity and consistency of various provisions in the Codification. The Company does not expect ASU 2020-10 to have any impact on the its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on the issuer's accounting for convertible debt instruments and convertible preferred stock. The Company does not expect ASU 2020-06 to have any impact on the Company's consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which is intended to provide temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, which clarifies the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. This standard is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This standard is effective for fiscal years beginning after December 15, 2021 and the adoption is not expected to have any impact on the Company's consolidated financial statements.
(16) Subsequent Events
During the third quarter of 2021, negotiations on a contract extension with National Energy Services Reunited Corp. ("NESR") regarding an unconventional fracturing fleet ended with both parties mutually agreeing not to extend the contract for equipment and consulting services. The Company has begun an orderly wind-down for this operation in early fourth quarter of 2021, while continuing to support NESR during the transition period. Additionally, during the fourth quarter of 2021, the Company and NESR signed an agreement for the sale and payment of equipment and accompanying parts inventory. The Company will continue to operate in the Middle East with NESR through a consulting service agreement on another fracturing fleet and will continue to pursue additional partnering opportunities in the Middle East North Africa region as mutually beneficial to the Company and NESR.

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
M&A Activity
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
On August 31, 2021 the Company completed its acquisition (the “Alamo Acquisition”) of Alamo Pressure Pumping, LLC and its wholly owned subsidiaries (“Alamo”). The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company's common stock valued at $82.3 million, post-closing services valued at $30 million, an estimated $15.9 million of contingent consideration, and $7.4 million of non contingent consideration. The contingent consideration includes the Tier II Upgrade Payment and the Earnout Payments, which are contingent upon the achievement of certain performance targets, as described in the Purchase Agreement. Alamo's base of operations is in Midland, Texas, and it's pressure pumping business operates almost exclusively in the Permian Basin.
This history impacts the comparability of our operational results from year to year. Additional information on these transactions can be found in Note (14) Business Segments and Note (3) Alamo Acquisition.
OPERATIONAL OVERVIEW
Market Trends and Influences

We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, and the Bakken/Rockies.
Total North America rig count during the third quarter of 2021 averaged 496 rigs, reflecting an increase of approximately 10% as compared to the second quarter 2021 average of 450 rigs, but is still approximately 37% below the first quarter 2020 average of 785 rigs. North America rig count exited the third quarter of 2021 at 521 rigs. The increase as compared to the second quarter 2021 average was driven by an improvement in economic activity, supportive commodity prices, and modest continued improvements in completions supply/demand dynamics. Crude prices entered and exited the third quarter of 2021 at similar levels, but the exit rate at $75.03 was 21% higher than the intraquarter low of $62.14. Natural gas prices were up 61% from $3.65 on June 30, 2021 to $5.87 on September 30, 2021.
Activity within our business segments is significantly influenced by spending on upstream exploration, development and production programs by our customers. Also driving our activity is the status of the global economy, which is a major factor on oil and natural gas demand. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply and demand, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity.
In the third quarter of 2021, we continued to see disciplined increases in oil supply from the Organization of Petroleum Exporting Countries plus (OPEC+) and U.S. shale operators. U.S. onshore completion activity growth continued to trend higher in the third quarter, and we deployed two additional frac fleets during the quarter. With this increased revenue came some related startup inefficiencies, which impacted our results, particularly early in the quarter. Commodity prices have continued to improve, but the discipline of U.S. shale operators has tempered the levels of activity that we would have seen historically at these oil and natural gas prices. We expect fourth quarter activity will continue along a similar trend of disciplined improvements in activity, subject to typical seasonality. Continued improvement in customer activity and utilization remains dependent on macro conditions, including commodity prices, changing political climate, response to the COVID-19 pandemic (including any resurgences in the

U.S. and abroad), seasonality and potential lasting changes that a prolonged or resurging pandemic may have on supply and demand worldwide.
In addition, we have continued to see some modest improvement in pricing, especially with our duel fuel equipment. But, overall economic conditions in the market, including contract structure, inflation and abundant competition, continue to burden profitability of the fleet. We had adjusted our cost structure over the past year, but the current pricing is still below the levels at which we would expect to deploy significant additional horsepower.

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

We are constantly assessing our approach to ensure that our team and our equipment meets the evolving demands. Customers are increasingly looking for ways to lower their carbon footprint by lower emissions associated with their drilling and completion activity. We have invested to upgrade a significant portion of our fleet to be able to operate using natural gas as a primary fuel source. These dual fuel fleets can be powered using both diesel and natural gas as a fuel source. In addition to lowering emissions, at current diesel and natural gas prices, using natural gas can lower the cost to operate a dual fuel fleet relative to a conventional diesel fleet.

As indicated previously, macro-economic factors are resulting in inflation of materials and other costs, such as employee compensation, contract services, commodity prices and communications expenses. While inflation increases our operating costs, the impact of commodity inflation on the Company to date has been significantly mitigated by the Company's ability to adjust pricing to pass the impact of inflation through to its customers. Additionally, we, our suppliers and contractors are facing a highly competitive domestic labor market. These labor market dynamics create wage inflation, increase recruiting costs due to elevated employee attrition and, with respect to driver shortages, may negatively impact or increase the cost of our logistics service for our customers. The rate and scope of these various aspects of inflation may continue to impact our costs, which may not be readily recoverable in the prices of our services. At this time, we expect this trend to continue through 2021 and likely into 2022. As such, its full financial impact on our business is impractical to quantify at this time.

Global market supply chain and logistics constraints have also impacted our suppliers. We have begun to see a more pronounced delay in lead times for certain components used in equipment, parts and supplies. Additionally, some shipments from overseas suppliers are experiencing transportation delays due to a lack of available containers and a backlog at incoming ports of entry. These delays in shipments could impact our availability to secure parts and inventory, although the ultimate impact is impractical to quantify at this time.

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
Given the volatile and cyclical nature of activity drivers in the U.S. onshore oilfield services industry, coupled with the varying prices we are able to charge for our services and the cost of providing those services, among other factors, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle. Additionally, during periods of decreased spending by our customers and/or high competition, we may be required to discount our rates or provide other pricing concessions to remain competitive and support deployed equipment utilization, which negatively impacts our revenue and operating margins. During periods of pricing weakness for our services, we may not be able to reduce our costs accordingly, and our ability to achieve any cost reductions from our suppliers typically lags behind the decline in pricing for our services, which could further adversely affect our results. Furthermore, when demand for our services increases following a period of low demand, our ability to capitalize on such increased demand may be delayed while we reengage and redeploy equipment and crews that have been idled during a downturn. The mix of customers that we are working for, as well as limited periods of exposure to the spot market, also impacts our deployed equipment utilization. Some smaller operators may not have sufficient programs to support continuous operations or dedicated fleets. To the extent we have a significant percentage of our operations servicing such smaller operators, we may experience lower utilization.

Strategic Direction

We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. Our recent acquisition of Alamo added 9 hydraulic fracturing fleets, approximately 92% of which is Tier IV dual fuel capable. NexTier has been developing and building its digital program for some time, and our digital platform has been applied to the NexTier operating fleets, with the opportunity to add the digital platform to the Alamo fleets. We are also working toward a natural gas treatment and delivery solution, including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. Our integrated natural gas treatment and delivery solution became operational in the second half of 2021. This integrated strategy is designed to provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite.
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
Operating Effectively Through the COVID-19 Pandemic
    We have continued our measures focused on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. In August the Company experienced higher levels of employee absenteeism as a result of the surge in COVID-19 cases associated with the Delta variant. While this trend improved as we exited the third quarter, it is possible that these negative effects will reoccur until infection rates decline. We continue to encourage our workforce to practice safe behaviors in the workplace and while away from work to help prevent community spread of COVID-19. In addition, a new federal mandate was implemented in November 2021 requiring companies with 100 or more employees to ensure that workers are either fully vaccinated or test negative for COVID-19 at least once per week. The extent of the impact of this and any other regulatory actions at the federal, state or local level is unclear and could have an adverse impact on the availability and cost related to labor.
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

RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020
The following is a comparison of our results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

	Three Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2021	2020	2021	2020	$	%
Completion Services	$366,067	$154,016	93%	94%	$212,051	138%
WC&I	27,097	9,659	7%	6%	17,438	181%
Revenue	393,164	163,675	100%	100%	229,489	140%
Completion Services	320,297	139,477	81%	85%	180,820	130%
WC&I	24,340	10,589	6%	6%	13,751	130%
Costs of services	344,637	150,066	88%	92%	194,571	130%
Depreciation and amortization	44,861	73,570	11%	45%	(28,709)	(39%)
Selling, general and administrative expenses	37,453	25,521	10%	16%	11,932	47%
Merger and integration	4,752	7,288	1%	4%	(2,536)	(35%)
(Gain) loss on disposal of assets	(1,133)	(3,027)	0%	(2%)	1,894	(63%)
Impairment	—	2,681	0%	2%	(2,681)	(100%)
Operating income (loss)	(37,406)	(92,424)	(10%)	(56%)	55,018	(60%)
Other income (expense), net	585	(3,978)	0%	(2%)	4,563	(115%)
Interest expense	(6,701)	(5,524)	(2%)	(3%)	(1,177)	21%
Total other income (expense)	(6,116)	(9,502)	(2%)	(6%)	3,386	(36%)
Income tax expense	(472)	(507)	0%	0%	35	(7%)
Net income (loss)	$(43,994)	$(102,433)	(11%)	(63%)	$58,439	(57%)

Revenue:     Total revenue is comprised of revenue from our Completion Services and Well Construction and Intervention Services segments. Revenue during the three months ended September 30, 2021 increased by $229.5 million, or 140%, to $393.2 million from $163.7 million during the three months ended September 30, 2020. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the three months ended September 30, 2021 increased by $212.1 million, or 138%, to $366.1 million from $154.0 million during the three months ended September 30, 2020. The segment revenue increase is primarily attributable to more than doubling the number of fully utilized hydraulic fracturing fleets, increases in wireline and pump down services, and the acquisition of Alamo on August 31, 2021. Higher global commodity prices led to increased customer activity and modest price improvements in all operating basins as market conditions showed signs of improvement from low commodity prices and the COVID-19 pandemic. Fracturing Services increased to 24 fully utilized fleets, including 3 fully utilized Alamo fleets, during the three months ended September 30, 2021 from 11 fully utilized fleets during the three months ended September 30, 2020.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue increased $17.4 million, or 181%, to $27.1 million during the three months ended September 30, 2021 from $9.7 million during the three months ended September 30, 2020. The increase in revenue is primarily due to higher activity, improved pricing, and increased utilization in our cementing and coil tubing services.

Cost of Services:     Cost of services during the three months ended September 30, 2021 increased by $194.6 million, or 130%, to $344.6 million from $150.1 million during the three months ended September 30, 2020. The increase is primarily due to significantly increased activity and utilization, as explained in Revenue above, in addition to input costs inflation.
Equipment Utilization:     Depreciation and amortization expense decreased $28.7 million, or 39%, to $44.9 million during the three months ended September 30, 2021 from $73.6 million, during the three months ended September 30, 2020. The decrease in depreciation and amortization is due to more equipment nearing the end of its useful lives in addition to the change in estimated useful life of equipment in the first quarter of 2021, which consisted mostly of increases to the expected life of our fracturing equipment. Gain on disposal of assets decreased $1.9 million, or 63%, to a gain of $1.1 million during the three months ended September 30, 2021 from $3.0 million during the three months ended September 30, 2020.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $11.9 million, or 47%, to $37.5 million during the three months ended September 30, 2021 from $25.5 million during the three months ended September 30, 2020, primarily due to the contingent liability related to the Basic Energy Services bankruptcy filing, in addition to the increase in an accrual related to litigation costs.
Merger and integration expense:     Merger and integration expense decreased by $2.5 million, or 35%, to $4.8 million during the three months ended September 30, 2021 from $7.3 million during the three months ended September 30, 2020. The merger and integration costs related to the C&J Merger were a lot more significant, even quarters after the transaction occurred, compared to the Alamo Acquisition merger and integration costs.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended September 30, 2021 was (1.1)% for $0.5 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
RESULTS OF OPERATIONS IN 2021 COMPARED TO 2020
The following is a comparison of our results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2021	2020	2021	2020	$	%
Completion Services	843,887	$845,864	92%	86%	$(1,977)	0%
WC&I	69,824	83,734	8%	8%	(13,910)	(17%)
Well Support Services	—	57,929	0%	6%	(57,929)	(100%)
Revenue	913,711	987,527	100%	100%	(73,816)	(7%)
Completion Services	768,562	716,008	84%	73%	52,554	7%
WC&I	63,112	79,464	7%	8%	(16,352)	(21%)
Well Support Services	—	45,591	0%	5%	(45,591)	(100%)
Costs of services	831,674	841,063	91%	85%	(9,389)	(1%)
Depreciation and amortization	131,400	234,651	14%	24%	(103,251)	(44%)
Selling, general and administrative expenses	74,256	120,429	8%	12%	(46,173)	(38%)
Merger and integration	4,930	33,498	1%	3%	(28,568)	(85%)
(Gain) loss on disposal of assets	(7,742)	(11,942)	(1%)	(1%)	4,200	(35%)
Impairment	—	37,008	0%	4%	(37,008)	(100%)
Operating income (loss)	(120,807)	(267,180)	(13%)	(27%)	146,373	(55%)
Other income (expense), net	9,113	(1,303)	1%	0%	10,416	(799%)
Interest expense	(16,633)	(16,943)	(2%)	(2%)	310	(2%)
Total other income (expense)	(7,520)	(18,246)	(1%)	(2%)	10,726	(59%)
Income tax expense	(1,950)	(1,251)	0%	0%	(699)	56%
Net income (loss)	$(130,277)	$(286,677)	(14%)	(29%)	$156,400	(55%)

Revenue:     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services, and Well Support Services segments. Revenue during the nine months ended September 30, 2021 decreased by $73.8 million, or 7%, to $913.7 million from $987.5 million during the nine months ended September 30, 2020. This change in revenue by reportable segment is discussed below.
Completion Services:     Revenue for Completion Services during the nine months ended September 30, 2021 decreased by $2.0 million, or 0%, to $843.9 million from $845.9 million during the nine months ended September 30, 2020. The segment revenue decrease is primarily attributable to a 22% decrease in wireline and pump down services from less activity and lower pricing, partially offset by an increase of 5% in fracturing services driven by increased logistics services and the acquisition of Alamo. Fracturing Services increased to 18 fully utilized fleets, including Alamo, during the nine months ended September 30, 2021 from 16 fully utilized fleets during the nine months ended September 30, 2020.
Well Construction and Intervention Services:     Well Construction and Intervention Services segment revenue decreased $13.9 million, or 17%, to $69.8 million during the nine months ended September 30, 2021 from $83.7 million during the nine months ended September 30, 2020. The decrease in revenue is mostly attributable to less activity, lower utilization, and price reductions in both our cementing and coil tubing services resulting from lower customer demand as a result of the COVID-19 pandemic and weakened market conditions.
Cost of Services:     Cost of services during the nine months ended September 30, 2021 decreased by $9.4 million, or 1%, to $831.7 million from $841.1 million during the nine months ended September 30, 2020. The reduction is primarily due to significantly less activity and lower utilization, as explained in Revenue above, combined with higher sand and freight costs as a result of increased logistics services in our Completions Segment, and increased repair and maintenance expenses related to startup costs of fleet re-deployments, in addition to input costs inflation.
Equipment Utilization:     Depreciation and amortization expense decreased $103.3 million, or 44%, to $131.4 million during the nine months ended September 30, 2021 from $234.7 million, during the nine months ended September 30, 2020. The decrease in depreciation and amortization is due to more equipment nearing the end of its useful lives in addition to the change in estimated useful life of equipment in the first quarter of 2021, which consisted mostly of increases to the expected life of our fracturing equipment. Gain on disposal of assets decreased $4.2 million, or 35%, to $7.7 million during the nine months ended September 30, 2021 from a gain of $11.9 million during the nine months ended September 30, 2020.
Selling, general and administrative expense:      Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $46.2 million, or 38%, to $74.3 million during the nine months ended September 30, 2021 from $120.4 million during the nine months ended September 30, 2020, primarily due to the $24.9 million accrual reduction for our regulatory audit estimate and our business transformation results to structurally drive out costs and increase efficiencies in our support function processes.
Merger and integration expense:     Merger and integration expense decreased by $28.6 million, or 85%, to $4.9 million during the nine months ended September 30, 2021 from $33.5 million during the nine months ended September 30, 2020 primarily due to the C&J merger and integration related expenses in the earlier part of 2020, which were larger in comparison to the Alamo Acquisition merger and integration related expenses.
Effective tax rate: Our effective tax rate on continuing operations for the nine months ended September 30, 2021 was (1.5)% for $(2.0) million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to foreign withholding taxes, change in valuation allowance and discrete tax effect related to indefinite-lived assets. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$135,525	$275,990
Debt, net of unamortized deferred financing costs and unamortized debt discount	373,022	335,540

	(Thousands of Dollars)
	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(19,320)	$82,676
Net cash used in investing activities	(155,118)	(25,309)
Net cash provided by (used in) financing activities	33,540	(7,766)

Significant sources and uses of cash during the nine months ended September 30, 2021
Uses of cash:
•Operating activities:

–Net cash used in operating activities during the nine months ended September 30, 2021 was $19.3 million which was down $102.0 million from the nine months ended September 30, 2020. The change is primarily due to a decrease in activity and pricing for our wireline and pump down services, an increase in commodity prices, additional maintenance expenses related to startup costs required for fleet re-deployments, and inflation. For further discussion, see Part I, "Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations" .
•Investing activities:
–Net cash used in investing activities during the nine months ended September 30, 2021 of $155.1 million, consisting primarily of capital expenditures, $101.8 million related to acquisition of business and payment of consideration liability, net of $34.4 million in cash received from the WSS notes and $24.5 million in proceeds from disposal of assets.
•Financing activities:
–Proceeds from the Equipment Loan for the nine months ended September 30, 2021 totaled $39.4 million.
–Cash used to repay our debt facilities, excluding leases and interest, during the nine months ended September 30, 2021 was $2.6 million.
–Cash used to repay our finance leases during the nine months ended September 30, 2021 was $1.1 million.
–Shares repurchased and retired related to payroll tax withholdings on our share-based compensation for the nine months ended September 30, 2021 totaled $1.9 million.
Significant sources and uses of cash during the nine months ended September 30, 2020
Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the nine months ended September 30, 2020 of $82.7 million was the result of our thoroughness in receiving collections from our customers and controlling costs.
Uses of cash:
•Investing activities:
–Net cash used in investing activities for the nine months ended September 30, 2020 of $25.3 million, consisting primarily of capital expenditures, net of cash received as part of the sale of the Wells Support Services business segment.
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
Future sources and use of cash

The Company currently expects fourth quarter capital expenditures of approximately $50 million, comprised of maintenance capital expenditures across all product and service lines, as well as strategic investments in additional dual fuel conversions, and the continued deployment of capital for our new Power Solutions business. The Company remains committed to disciplined growth through the coming cycle. While the Company believes it is too early to provide a 2022 capital expenditures guidance, we expect a significant year-over-year capital expenditures decline, even with the inclusion of a full year of Alamo, as additional fleet upgrades will be more limited relative to 2021.
    Debt service for the year ended December 31, 2021 is projected to be $25.5 million, of which $4.8 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations. Our leverage ratio, as calculated pursuant to the terms of our debt agreement, is 5.80x for the twelve rolling months ended September 30, 2021.
In addition, depending upon Alamo's performance during the performance period, we may be using cash to perform our obligations under the Earnout Agreement related to the Alamo Acquisition. We anticipate that any payments due under the Earnout Agreement will be funded by cash flows from operations.
    Other factors affecting liquidity
Financial position in current market. As of September 30, 2021, we had $135.5 million of cash and a total of $154.1 million available under our revolving credit facility. As of September 30, 2021, we were compliant with all financial and non-financial covenants in our bank agreements. Furthermore, our debt maturities extend over a long period of time. Despite the current uncertainty in global markets resulting from the COVID-19 pandemic, we currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity for at least the next 12 months, including for capital expenditures, debt service, working capital investments, and contingent liabilities.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $23.2 million of letters of credit were outstanding as of September 30, 2021.
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

Long-Term Debt Arrangements
2019 ABL Facility
We, and certain of our other subsidiaries as additional borrowers and guarantors, are parties to a Second Amended and Restated Asset-Based Revolving Credit Agreement (the “2019 ABL Facility”) that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million subfacility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of September 30, 2021, we had no outstanding principal amounts under the 2019 ABL Facility.
The 2019 ABL Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments and a consolidated fixed charge coverage ratio test. As of September 30, 2021, the Company was in compliance with all covenants.
2018 Term Loan Facility

    We are party to a term loan facility and certain of our subsidiaries are guarantors (the "2018 Term Loan Facility") that matures on May 25, 2025.     As of September 30, 2021, there was $338.6 million principal amount of term loans outstanding (the "2018 Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 4.00%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of September 30, 2021, the Company was in compliance with all covenants.
Equipment Loan
On August 20, 2021, the Company entered into the Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides the backdrop for the Company to enter into secured equipment financing term loans from time to time in an aggregate amount of up to $46.5 million (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. On September 3, 2021, we entered into a term note for $39.4 million (the “Note”) for an equipment financing loan. The Note will bear interest at a rate of 5.25% per annum and will mature no later than June 1, 2025. The Master Agreement and the Note contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Master Agreement. As of September 30, 2021, the Company was in compliance with all covenants.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of March 31, 2021, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of September 30, 2021, we had $338.6 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $0.9 million and $2.6 million impact on interest expense for the three and nine months ended September 30, 2021, respectively.
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
As disclosed in Note (3) Alamo Acquisition in the Notes to Consolidated Financial Statements, we acquired Alamo on August 31, 2021, and its total revenues constituted approximately 9% of total revenues as shown on our consolidated financial statements for the three months ended September 30, 2021. Alamo’s total assets constituted approximately 27% of total assets as shown on our consolidated financial statements as of September 30, 2021. We excluded Alamo’s disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the guidance issued by the Staff of the Securities and Exchange Commission that an assessment of recent business combinations may be omitted from management's assessment of internal control over financial reporting for one year following the acquisition. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at Alamo. The two companies will maintain separate accounting systems through December 31, 2021. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q were prepared using information obtained from these separate accounting systems.

Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2021 through July 31, 2021	44,130	$3.98	—	$—
August 1, 2021 through August 31, 2021	88,780	$3.56	—	$—
September 1, 2021 through September 30, 2021	7,715	$3.77	—	$—
Total	140,625	$3.70	—	$—

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

Exhibit Number	Exhibit Description
10.1	Purchase Agreement, dated as of August 4, 2021 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed August 4, 2021).
10.2	Form of Earnout Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 4, 2021).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 4, 2021).
10.4	Master Loan and Security Agreement, dated August 20, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2021).
10.5*†	Employment Agreement, dated August 4, 2021 by and between Alamo Pressure Pumping, LLC and Michael Joseph McKie.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2021.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Phung Ngo-Burns
Phung Ngo-Burns
Principal Accounting Officer and Duly Authorized Officer