Form 10-K
period 2021-12-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2022-02-23
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on June 30, 2021, was approximately $818.5 million.
As of February 18, 2022, the registrant had 243,794,695 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Name:     KPMG LLP        Auditor Location:    Houston, Texas        Auditor Firm ID:    185

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as “may,” “should,” “expect,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “estimate,” “predict,” “potential,” “outlook,” “reflect,” “forecast,” “future,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•    the continued impact of the COVID-19 pandemic (including as a result of the emergence of new variants and strains of the virus, such as Delta and Omicron) and the evolving response thereto by governments, private businesses or others to contain the spread of the virus and its variants or to treat its impact;
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
References Within This Annual Report
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “NexTier,” “we,” “us” and “our” refer to NexTier Oilfield Solutions Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “RSI” refers to Refinery Specialties, Incorporated; (iv) the term “Keane Investor” refers to Keane Investor Holdings LLC; (v) the term “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds; (vi) the term “C&J” refers to C&J Energy Services, Inc.; (vii) the term “C&J Merger” refers to the consummation of the transactions described in that certain Agreement and Plan of Merger, dated as of June 16, 2019, by and among the C&J, us and King Merger Sub Corp., one of our wholly owned subsidiaries; (viii) the term “Alamo” refers to Alamo Pressure Pumping, LLC and its wholly owned subsidiaries; and (ix) the term “Alamo Acquisition” refers to the consummation of the transactions described in that certain Purchase agreement (the “Purchase Agreement”), by and among the Company and Alamo Frac Holdings, LLC.
As used in this Annual Report on Form 10-K, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Annual Report on Form 10-K, by dividing our total hydraulic horsepower by approximately 63,000 hydraulic horsepower.
As used in this Annual Report on Form 10-K, references to cannibalization of parked equipment refer to the removal of parts and components (such as the engine or transmission of a fracturing pump) from an idle hydraulic fracturing fleet in order to service an active hydraulic fracturing fleet.

BASIS OF PRESENTATION IN THIS ANNUAL REPORT ON FORM 10-K
The consolidated financial statements for the period from January 1, 2019 to October 31, 2019 reflect only the historical results of the Company prior to the completion of the C&J Merger. The financial statements have been prepared using the acquisition method of accounting under existing United States (“U.S.”) Generally Accepted Accounting Principals (“GAAP”), which requires that one of the two companies in the C&J Merger be designated as the acquirer for accounting purposes. C&J and Keane determined that Keane was the accounting acquirer. Accordingly, consideration given by Keane to complete the C&J Merger was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the C&J Merger, with any excess purchase price allocated to goodwill.
The condensed consolidated financial statements for the period from January 1, 2019 to August 31, 2021 reflect only the historical results of the Company prior to the completion of the Alamo Acquisition.
For further details, see Note (1) Basis of Presentation and Nature of Operations of Part II, “Item 8. Financial Statements and Supplemental Data.” For more details regarding the C&J Merger and the Alamo Acquisition, refer to Note (3) Mergers and Acquisitions.
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
On October 31, 2019, we completed a merger transaction with C&J Energy Services, Inc., a publicly traded Delaware corporation. Pursuant to this transaction, C&J was ultimately merged with and into our wholly owned merger subsidiary, with our subsidiary continuing as the surviving entity. On the effective date of the C&J Merger, we changed our name to “NexTier Oilfield Solutions Inc.” Since 2013, our growth through acquisition strategy has resulted in the growth of the location and scale of our operational footprint, expansion of our customer base, addition of wireline operations, increase in our pumping capacity and expansion of our hydraulic fracturing operations by more than an additional 2.1 million hydraulic horsepower.
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
On August 31, 2021, we completed the acquisition of Alamo Pressure Pumping, LLC and its wholly owned subsidiaries.

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
Hydraulic Fracturing.    Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid, typically a mixture of water, chemicals and proppant, into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant that becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well. In late 2020, we began evolving our completion service offerings to develop an integrated natural gas treatment and delivery solution. In 2021, we launched our new Power Solutions business, which focuses on gas sourcing, compression, transport, decompression, treatment and related services for our fracturing operations. We believe this integration solution will assist our customers to reduce emissions at the wellsite and throughout their operations.
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
Business strategy
As part of our integration under the NexTier name, introspection by the resulting management team refined our business mission as one to responsibly grow and continuously improve our business in a way that maximizes stockholder value by taking care of our people, our customers, our communities and the environment. Our principal business objective is to deliver integrated, environmentally conscious completion services and power solutions that help enable our customers to safely and affordably unlock sources of energy. We believe that by successfully deploying this strategy, we can deliver industry leading returns and increase stockholder value. We maintain a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We expect to achieve this objective through:
•developing and expanding our relationships with existing and new customers;
•continuing our exemplary safety performance;
•investing further in driving efficiencies and environmental stewardship, including through our digital platform and evolving power solutions offering;
•maintaining a conservative balance sheet to preserve operational and strategic flexibility; and
•continuing to evaluate potential consolidation opportunities that strengthen our capabilities, increase our scale and create stockholder value.
For further discussion on the business strategies we plan to continue executing in 2022, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers
Our customers primarily include major integrated and large independent oil and natural gas E&P companies. For the year ended December 31, 2021, revenue from one customer individually represented approximately 14% of the Company’s consolidated revenue. This customer represented $193.4 million of our consolidated revenue in the Completions Services segment. For the year ended December 31, 2020, two customers individually represented more than 10% and collectively represented 29% of the Company’s consolidated revenue. These two customers represented $188.6 million and $160.5 million, respectively, of our consolidated revenue in the Completions Services segment. For the year ended December 31, 2019, four customers individually represented more than 10% and collectively represented 55% of the Company’s consolidated revenue. These four customers represented $346.9 million, $242.1 million, $213.4 million, and $194.7 million, respectively, of our consolidated revenue in the Completions Services segment.
Competition and Sales
The markets in which we operate are highly competitive with significant potential for excess capacity. Projects are often awarded on a bid basis, which tends to increase the highly competitive nature of the environment in which we operate. We provide services in various geographic regions, predominately across the U.S., and the competitive landscape varies in each. Utilization and pricing for our services have, from time to time, been negatively affected by increases in supply relative to demand in our operating areas and geographic markets. This was exacerbated in 2020 and 2021 due to the COVID-19 pandemic and other oil and gas market drivers. See additional discussion in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our major competitors for both our Completions Services and Well Construction and Intervention Services segments include Halliburton Company, Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc., ProFrac Services, and U.S. Well Services. We also compete regionally in each segment with a significant number of smaller service providers.
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

For the year ended December 31, 2021, purchases from our largest supplier represented approximately 5% of the Company’s overall purchases.
Research & technology and intellectual property
We have invested in technological advancement, including the development of a state-of-the-art innovation center staffed by a team of highly skilled digital professionals and engineers. Our innovation efforts have been focused on fit-for-purpose solutions designed to enhance our service offerings, increase efficiencies, lower our operating costs, optimize capital expenditures and add value for our customers. This includes developing an innovative digital infrastructure, NexHub, which is an internal, real-time, digital platform that allows around-the-clock remote operations support across the majority of our active fleets. Driven by artificial intelligent logistics and digital operations engineering, NexHub provides key benefits of remote operations to allow for less employees at the well-site, extended equipment life through equipment health monitoring with machine learning and generated alerts, rapid response and adjustment to changing wellsite and equipment conditions, enhanced service quality, and powers data driven decisions.
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
We own a number of patents and have pending certain patent applications covering various products and services. We are also licensed to utilize technology covered by patents owned by others. Furthermore, we believe the information regarding our customer and supplier relationships are valuable proprietary assets, and we have common law and registered trademarks for various names under which our entities conduct business or provide products or services. We do not own or license any patents, trademarks or other intellectual property that we believe to be material to the success of our business.
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

General
As of December 31, 2021, we had 3,340 employees, of which, approximately 82% were compensated on an hourly basis. This was approximately a 70% increase from the 1,969 employees we had on December 31, 2020. Our employees are neither covered by collective bargaining agreements, nor are they members of labor unions. While we consider our relationship with our employees to be satisfactory, disputes may arise over certain classifications of employees that are customary in the oilfield services industry. We are not aware of any other potentially adverse matters involving our employment practices on a company-wide level.
Health and Safety
In our industry, a strong safety record is key to attracting and retaining top-tier customers and employees. We believe we are among the safest service providers in the industry. In 2021, we achieved a total recordable incident rate of 0.84, which is less than the 0.90 incident rate derived from an industry average from 2017 to 2020. We believe total recordable incident rate is a reliable measure of safety performance.

We offer comprehensive health and welfare, disability, and retirement benefits to eligible employees. The core health and welfare benefits are supplemented with discount programs for health-related goods and services, a variety of voluntary benefits and paid time off programs. Health benefits include low-cost telehealth services as well as mental and behavioral health resources, including on-demand access to an Employee Assistance Program for employees and their dependents.
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

Material government regulation
Our operations are subject to stringent and complex federal, state and local laws, rules and regulations relating to the oil and natural gas industry including the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the Environmental Protection Agency (the “EPA”), issue regulations to implement and enforce these laws, which often require costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, expenditures associated with exposure to hazardous materials, remediation of contamination, property damage and personal injuries, imposition of bond requirements, and restricting permits or other authorizations, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and clean-up costs without regard to negligence or fault on the part of that person. Strict compliance with these regulatory requirements increases our cost of doing business and consequently affects our profitability. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements, including those that result in any limitation, suspension or moratorium on the services we provide, whether or not short-term in nature, by federal, state, regional or local governmental authority, could have a material adverse effect on our business, financial condition and results of operations.
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
There has been increasing public controversy regarding hydraulic fracturing and its use of fracturing fluids, including potential impacts of the process on drinking water supplies, on the use of water and the potential for impacts to surface water, groundwater and the general environment. Companion bills entitled the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) were first introduced in the United States Congress in 2009 and successor bills have been reintroduced in the House of Representatives on multiple occasions, most recently in July 2019. The 116th Congress did not act on that legislation before the session adjourned on January 3, 2021; it is possible that a version of the FRAC Act could be introduced for consideration by the 117th Congress. If the FRAC Act and other similar legislation were to pass, the legislation could significantly alter regulatory oversight of hydraulic fracturing. Currently, unless the fracturing fluid used in the hydraulic fracturing process contains diesel fuel, hydraulic fracturing operations are exempt from permitting under the Underground Injection Control (“UIC”) program established by the SDWA but are subject to regulation by state oil and gas commissions. The FRAC Act would remove this exemption and subject hydraulic fracturing operations to permitting requirements under the UIC program. The FRAC Act and other similar bills propose to also require persons conducting hydraulic fracturing to disclose the chemical constituents of their fracturing fluids to a regulatory agency, although they would not require the disclosure of the proprietary formulas except in cases of emergency. Currently, several states require public disclosure of non-proprietary chemicals on FracFocus.org and other equivalent Internet sites. Disclosure of our proprietary chemical formulas to third parties or to the public, even if inadvertent, could diminish the value of those formulas and could result in competitive harm to our business. Moreover, in response to seismic events near underground injection wells used for the disposal of oil and gas-related wastewater, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have imposed volumetric injection limits, shut down or imposed moratoria on the use of such injection wells. At this time, it is not clear what action, if any, the United States Congress will take on the FRAC Act or other related federal and state bills, or the ultimate impact of any such legislation.

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
Exploration and production activities on federal lands may be subject to review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. In the course of such evaluations, an agency—potentially in coordination with other responsible agencies—will prepare an environmental assessment of the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. All of our activities and our customers’ current E&P activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. The NEPA review process has the potential to delay the permitting and subsequent development of oil and natural gas projects.

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
The EPA has proposed and finalized a number of rules requiring various industry sectors to track and report, and, in some cases, control greenhouse gas emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified GHG sources, including, among others, certain oil and natural gas production facilities, on an annual basis. Implementation and status of 2016 final rules that establish new air emission controls for emissions of methane from certain equipment and processes in the oil and natural gas source category, including production, processing transmission and storage activities. The EPA’s final rule package included first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas wells. However, regulatory developments to ease or rescind these rules have created uncertainty as to their impact on the oil and gas industry.
While the long-term trajectory of future greenhouse regulations remains unsettled, the current administration has clearly articulated a goal of reducing greenhouse gas emissions and use. For example in January of 2021, President Biden issued an Executive Order that, among other things, declared climate change to be a crisis requiring significant short-term global reduction in greenhouse gas emissions and net-zero global emissions by mid-century or before. The order instructs every government agency to make combatting climate change an essential element of its agenda. In response, in November 2021, EPA proposed further regulation of methane emissions from the oil and gas sector, including new performance standards for certain new and existing sources. In October 2021, the Department of the Interior released a climate adaptation and resilience plan, outlining how it intends to address climate change risks, impacts, and vulnerabilities, including transitioning to a clean energy economy. It is unclear whether Congress will take further action on greenhouse gases, for example, to further regulate greenhouse gas emissions or alternatively to statutorily limit the EPA’s authority over greenhouse gases. However, almost one-half of the states have established or joined GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions or major producers of fuels to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect the oil and natural gas industry and, therefore, could reduce the demand for our products and services.
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
We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by the Occupational Safety and Health Administration, commonly referred to as OSHA, and of comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, the new rule regarding respirable silica sand, which required the oil and gas industry to implement engineering controls and work practices to limit exposures below the new limits by June 23, 2021.
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
Overall, we do not currently anticipate that compliance with existing environmental laws and regulations will have a material effect on our financial condition or results of operations. It is possible, however, that substantial costs for compliance or penalties for non-compliance may be incurred in the future. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations, and enforcement policies, could result in additional costs or liabilities that we cannot currently quantify.
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
Despite our efforts to maintain high safety standards, we from time to time have experienced accidents in the past, and we anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, as well as our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other adverse effects on our financial condition and results of operations.

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
•Continuing COVID-19 impacts;
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
•Our shareholders may not be able to resell their shares at or above the public offering price;
•The market price of our common stock could decline and our stockholders may be diluted if large blocks of stock become available in the market;
•We do not currently pay dividends;
•We have no requirement to execute on any capital return program;
•Stockholders may be diluted by the future issuance of additional common stock;
•Keane Investor and Cerberus own a significant amount of our common stock and continue to have influence over us;
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
Discussion of Risk Factors
Risks Related to Our Industry
The ongoing COVID-19 pandemic significantly reduced demand for our services and adversely impacted our financial condition, results of operations and cash flows.
The COVID-19 pandemic is ongoing, and it is uncertain when its impact on the world will wane. The effects of the COVID-19 pandemic, including actions taken by businesses and governments, resulted in a significant and swift reduction in U.S. and international economic activity beginning in the first quarter of 2020. These effects adversely affected the demand for oil and natural gas, which resulted in a reduction in demand for our services.

The pandemic is continuously evolving, and the extent to which our operating and financial results will continue to be affected will depend on various factors beyond our control, such as the ultimate duration, severity and sustained geographic resurgence of the virus; the emergence of new variants and strains of the virus (including Delta and Omicron); and the success of actions to contain the spread of the virus and its variants, or treat its impact, such as the availability and acceptance of vaccines and treatments.

We are closely monitoring the effects of the pandemic on commodity demands, our customers, our suppliers, and on our operations and employees. These effects have included, and may continue to include, adverse revenue effects; supply chain disruptions; inflationary impacts on cost of goods and services sold, customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.
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
Our business is cyclical, and we depend on the willingness of our customers to make expenditures to explore for, develop and produce oil and natural gas from predominantly U.S. onshore unconventional resources. The willingness of our customers to undertake these activities depends largely upon prevailing industry and financial market conditions that are influenced by numerous factors over which we have no control, including:
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
•federal, state and local regulation of hydraulic fracturing and other oilfield service activities, such as water disposal, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

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
•investor and public sentiment related to corporate social responsibility and sustainability; and
•U.S. federal, state and local and non-U.S. governmental regulations and taxes.
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
Historically, prices for crude oil and natural gas have been extremely volatile, and these prices are expected to experience continued volatility. For example, since 2016, crude oil prices have ranged from a low of ($36.98) in 2020 to a high of $85.64 per barrel in 2021. During 2021, NYMEX crude oil prices ranged from approximately $47.47 to $85.64 per barrel, with natural gas prices ranging from $2.43 per million British thermal units (“MMbtu”) to $23.86 per MMbtu. Continued price volatility for oil and natural gas is expected during 2022.

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
Catastrophic or significantly adverse events can also occur at our facilities and during transport of our equipment, commodities, and personnel to well sites. Our safety procedures may not always prevent such damages. Our insurance coverage or coverage of applicable vendors and service providers may be inadequate to cover our liabilities. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable and commercially justifiable or on terms as favorable as our current arrangements. The occurrence of a significant uninsured claim, a claim in excess of the insurance coverage limits maintained by us or a claim at a time when we are not able to obtain liability insurance could have a material adverse effect on our ability to conduct normal business operations and on our financial condition, results of operations, and cash flows.
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
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent or other intellectual property protections. As competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. In addition, technological changes, process improvements and other factors that increase operational efficiencies could continue to result in oil and natural gas wells being completed more quickly, which could reduce the number of revenue earning days. Furthermore, we may face competitive pressure to develop, implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and develop and implement new products on a timely basis or at an acceptable cost. We cannot be certain that we will be able to develop and implement new technologies or products on a timely basis or at an acceptable cost. Limits on our ability to develop, acquire, effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition, prospects or results of operations. Further, some of our competitors and suppliers have a substantial amount of intellectual property related to new technologies. We cannot guarantee that our processes and products do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others, including, without limitation, situations in which our products, processes or technologies may be covered by patent applications filed by other parties in the U.S. or abroad.
Existing or future laws and regulations and indirect consequences related to greenhouse gases and climate change could have a negative impact on our business and may result in additional compliance obligations with respect to the release, capture and use of carbon dioxide that could have a material adverse effect on our business, results of operations, prospects and financial condition.

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
Additionally, increasing political and social attention to global climate change has resulted in pressure upon stockholders, financial institutions and/or financial markets to modify their relationships with oil and gas companies and to limit investments and/or funding to such companies, which could increase our costs or otherwise adversely affect our business and results of operations.
We are subject to federal, state and local laws and regulations regarding issues of health, safety and protection of the environment. Under these laws and regulations, we may become liable for penalties, damages or costs of remediation or other corrective measures. Any changes in laws or government regulations could increase our costs of doing business.
Our operations are subject to stringent federal, state, local and tribal laws and regulations relating to, among other things, protection of natural resources, clean air and drinking water, wetlands, endangered species, greenhouse gasses, areas that are not in attainment with air quality standards, the environment, health and safety, chemical use and storage, waste management, waste disposal and transportation of waste and other hazardous and nonhazardous materials. Our operations involve risks of environmental liability, including leakage from an operator’s casing during our operations or accidental spills onto or into surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability or both. In some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Additionally, environmental concerns, including potential emissions affecting clean air, including methane, drinking water contamination and seismic activity, have prompted investigations that could lead to the enactment of regulations, limitations, restrictions or moratoria that could potentially have a material adverse impact on our business. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties (administrative, civil or criminal), revocations of or restrictions in permits to conduct business, expenditures for remediation or other corrective measures and/or claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste, nuisance or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations may also include the assessment of administrative, civil or criminal penalties, revocation of or restrictions in permits and temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, prospects and results of operations. Additionally, an increase in regulatory requirements, limitations, restrictions or moratoria on oil and natural gas exploration and completion activities at a federal, state or local level could significantly delay or interrupt our operations, limit the amount of work we can perform, increase our costs of compliance, or increase the cost of our services; thereby possibly having a material adverse impact on our financial condition. Given the recent administration change in the United States, we expect that the regulations around the oil and gas industry may increase and/or become stricter, which may further any potential material adverse impact on our financial condition. For example, the EPA’s recently proposed changes to the standards of performance and emissions guidelines for new, reconstructed, and modified sources in the oil and natural gas sector could require additional monitoring, upgraded control equipment, and/or modified operations at current oil and natural gas operations.

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
If the EPA, DOI, or another federal or state agency asserts jurisdiction over certain aspects of hydraulic fracturing operations, an additional level of regulation established at the federal or state level could lead to operational delays and increase our costs. In December 2016, the EPA issued a study of the potential impacts of hydraulic fracturing on drinking water and groundwater. The EPA report states that there is scientific evidence that hydraulic fracturing activities can impact drinking resources under some circumstances, and identifies certain conditions in which the EPA believes the impact of such activities on drinking water and groundwater can be more frequent or severe. The EPA study could spur further initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Many regulatory and legislative bodies routinely evaluate the adequacy and effectiveness of laws and regulations affecting the oil and gas industry. As a result, state legislatures, state regulatory agencies and local municipalities may consider legislation, regulations or ordinances, respectively, that could affect all aspects of the oil and natural gas industry and occasionally take action to restrict or further regulate hydraulic fracturing operations. At this time, it is not possible to estimate the potential impact on our business of these state and municipal actions or the enactment of additional federal or state legislation or regulations affecting hydraulic fracturing. Compliance, stricter regulations or the consequences of any failure to comply by us could have a material adverse effect on our business, financial condition, prospects and results of operations.
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
Our business, financial condition, prospects and results of operations could be materially adversely affected, if one or more of our significant customers ceases to engage us for our services on favorable terms or at all, or fails to pay or delays in paying us significant amounts of our outstanding receivables. Our completions business has historically had contracts with a limited number of our customers that are annual to multi-year.
Disruption caused by continued business and governmental responses to the COVID-19 pandemic has created increased vulnerability to loss of customers or loss of long-term contracts as demand for oilfield services has decreased and competition for the available jobs has increased. We may be unable to replace dedicated contracts that were terminated early, extend expiring contracts or obtain new contracts in the spot market, and the rates and other material terms under any new or extended contracts may be on substantially less favorable rates and terms.
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
We have established relationships with a limited number of suppliers of our raw materials (such as proppant, chemicals, cement, steel, or coiled tubing) and finished products (such as fluid-handling equipment). Raw materials essential to our business are normally readily available. However, high levels of demand for raw materials, such as proppant and hydrochloric acid, as well as oil and natural gas based derivatives, have triggered constraints in the supply chain of those raw materials and could dramatically increase the prices of such raw materials. Should any of our current suppliers be unable to provide the necessary raw materials or finished products or otherwise fail to deliver the products in a timely manner and in the quantities required, any resulting delays in the provision of services could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, increasing costs of certain raw materials, including proppant, may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic shortages associated with hydraulic fracturing operations, such as proppant and other raw materials, requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of raw materials, including proppants.
We may be subject to litigation and other proceedings, including claims for personal injury and property damage, which could materially adversely affect our financial condition, prospects and results of operations.
Our services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims and general human resource related matters. Litigation arising from operations where our facilities are located, or our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. Additionally, because our business is related to fossil fuel production, there is an increasing risk that we may be subject to generalized lawsuits which attempt to hold companies in the fossil fuel industry liable for alleged local impacts of climate change. Such legal theories are still developing, making it difficult to assess the likelihood or scope of potential liabilities. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks, including losses related to alleged climate claim damages. Further, our insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The current trend in the insurance industry is towards larger deductibles and self-insured retentions. In addition, insurance may not be available in the future at rates that we consider reasonable and commercially justifiable, compelling us to have larger deductibles or self-insured retentions to effectively manage expenses. As a result, we could become subject to material uninsured liabilities or situations where we have high deductibles or self-insured retentions that expose us to liabilities that could have a material adverse effect on our business, financial condition, prospects or results of operations.
Litigation and other proceedings could have a negative impact on our business.
The nature of our business makes us susceptible to legal proceedings and governmental audits and investigations from time to time. In addition, during periods of depressed market conditions, we may be subject to an increased risk of our customers, vendors, current and former employees and others initiating legal proceedings against us that could have a material adverse effect on our business, financial condition and results of operations. Similarly, any legal proceedings or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our legal and environmental contingencies for the years ended December 31, 2021, 2020 and 2019.
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
Part of our strategy is to continue to expand our scope and customer relationships, increase our access to technology and to grow our business, which is dependent on our ability to make acquisitions that result in accretive revenues and earnings. We may be unable to make accretive acquisitions or realize expected benefits of any acquisitions for any of the following reasons:
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
Part of our strategy includes pursuing acquisitions that we believe will be accretive to our business. If we consummate an acquisition, such as the Alamo Acquisition in 2021 and the C&J Merger in 2019, the process of integrating the acquired business may be complex and time consuming, may be disruptive to the business and may cause an interruption of, or a distraction of management’s attention from, the business as a result of a number of obstacles, including, but not limited to:
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
We have a significant amount of indebtedness. As of December 31, 2021, we had $374.9 million of debt outstanding, net of discounts and deferred financing costs (not including finance lease obligations). After giving effect to our borrowing base, we had approximately $205.6 million of availability under our 2019 ABL Facility (as defined herein).
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
In addition, in certain circumstances, our variable rate indebtedness uses the London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing the interest rate. The LIBOR has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in our financing costs and our ability to access capital. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the FCA announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021, for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings (the “LIBOR Announcement”).
These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although on July 29, 2021, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement rate for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments, or whether the COVID-19 pandemic will have further effect on LIBOR transition plans. In addition, SOFR or other replacement rates may fail to gain market acceptance. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
For certain U.S. dollar borrowings, our Senior Secured Debt Facilities currently bear interest at variable interest rates that use LIBOR. No modification has been made yet to our Senior Secured Debt Facilities as it pertains to USD borrowings as a result of the LIBOR Announcement, though changes will be required in the future. Currently, it is anticipated that the new benchmark for these USD borrowings will be SOFR. The shift to SOFR from LIBOR is complex and may adversely affect our business, financial condition, results of operations, liquidity and cash flows. The consequences of these developments cannot be entirely predicted, but could include an increase in our financing costs and our ability to access capital. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
Disruptions in the capital and credit markets, continued low commodity prices, our debt level and other factors may restrict our ability to raise capital on favorable terms, or at all.
Disruptions in the capital and credit markets (which have and may continue to be impact by COVID-19), in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Continued low commodity prices, among other factors, have caused some lenders to increase interest rates, enact tighter lending standards which we may not satisfy as a result of our debt level or otherwise, refuse to refinance existing debt at maturity on favorable terms, or at all, and in certain instances have reduced or ceased to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms or at all, it could adversely affect our business, financial condition and results of operations.
Ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation under Section 382 of the Internal Revenue Code, and NOLs and other tax attributes is subject to reduction, causing less NOL or tax deductions to be available to offset future taxable income for U.S. federal income tax purpose.
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses (“NOLs”) carried forward from prior years. As of December 31, 2021, we reported consolidated federal NOL carryforwards of approximately $1.5 billion of which $842.1 million are pre-change NOL's subject to limitation. Our ability to utilize our NOL carryforwards to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of our stock have aggregate increases in their ownership of such stock of more than 50 percentage points over such stockholders’ lowest ownership percentage during the testing period (generally a rolling three year period). We believe we experienced an ownership change in October 2019 as a result of the C&J Merger. We also believe we experienced an ownership change in January 2017 as a result of the implementation of the IPO. Thus our pre-change NOLs are subject to limitation under Section 382 of the Code as a result. Such limitation may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause a portion of our pre-change NOLs generated prior to 2018 to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.
Risks Related to Our Common Stock
The price of our common stock may be volatile or may decline regardless of our operating performance, and our stockholders may not be able to resell their shares at or above the public offering price.
The market price for our common stock is volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
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
•litigation involving us, our industry, or both; and
•general economic conditions, including increased levels of inflation.
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
We have 243,794,695 shares of common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2021, we have 7,844,941 shares of our common stock available for award that may be issued under our equity incentive plans. Any common stock that we issue, including under our equity incentive plans or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.
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
Keane Investor and Cerberus own a significant amount of our common stock and continue to have influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
Cerberus currently controls approximately 16.3% of our common stock. Even though Cerberus no longer controls a majority of our common stock, Cerberus continues to have influence over us, including the election of our directors, determination of our corporate and management policies and determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Two of our ten directors are employees of, appointees of, or advisors to, members of Cerberus. The interests of Cerberus may not coincide with the interests of other holders of our common stock. For example, the concentration of ownership held by Cerberus could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to directly or indirectly own a significant amount of our equity, Cerberus will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We lease office space for our principal executive headquarters, which is located at 3990 Rogerdale Rd., Houston, Texas 77042, and for our engineering and technology center at 8301 New Trails Dr., The Woodlands, Texas. We also own property for our maintenance facilities at 1214 Gas Plant Rd., San Angelo, Texas 76904.
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

Item 3. Legal Proceedings
The information in response to this item is incorporated herein by reference from Note (18) Commitments and Contingencies of Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NYSE under the symbol “NEX”. On February 18, 2022, the last reported sales price of our common stock on the NYSE was $7.19 per share.
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
The graph below compares the cumulative total stockholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index, the Standard & Poor’s MidCap Index, the Oilfield Service Index and a composite average of publicly traded peer companies (Nine Energy Services, Inc., FTS International, Inc., Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Holding Corp., U.S. Well Services, Inc., and RPC, Inc.), since January 20, 2017.
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

240
220
200
180
160
140
120
100
80
60
40
20
0
1/19/2017
4/19/2017
7/19/2017
10/19/2017
1/19/2018
4/19/2018
7/19/2018
10/19/2018
1/19/2019
4/19/2019
7/19/2019
10/19/2019
1/19/2020
4/19/2020
7/19/2020
10/19/2020
1/19/2021
4/19/2021
7/19/2021
10/19/2021
NEX
S&P500
S&P MidCap
OSX
Public Peers

Holders
As of February 18, 2022, we had 243,794,695 shares of common stock issued and outstanding, held by approximately 12 registered holders. The number of registered holders does not include holders that have common stock held for them in “street name,” meaning that the stock is held for their accounts by a broker or other nominee.
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
Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	1,986	$4.85	—	$—
November 1, 2021 through November 30, 2021	—	$—	—	$—
December 1, 2021 through December 31, 2021	230,365	$3.59	—	$—
Total	232,351	$3.60	—	$—

(1) Consists of shares that were withheld by us to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.

Item 6. Reserved

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

Business Overview
NexTier Oilfield Solutions Inc. is a predominantly U.S. land oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We have a history of growth through acquisition, including (i) our 2019 transaction with C&J, a publicly traded Delaware corporation, and (ii) our 2021 acquisition of Alamo, a pressure pumper focused in the Permian. This history impacts the comparability of our operational results from year to year. See Part I, “Item 1. Business” of this Annual Report for an overview of our history, including additional information on certain of the acquisitions noted above, including the C&J Merger and the Alamo Acquisition, and business environment. Additional information on the C&J Merger and the Alamo Acquisition can also be found in Note (3) Mergers and Acquisitions of Part II, “Item 8. Financial Statements and Supplemental Data.”
Industry Overview and Drivers in 2021
We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Haynesville and the Bakken/Rockies. The high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
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
During 2021, global crude markets continued to recover from the COVID-19 pandemic induced dual supply and demand shock that emerged in the first quarter of 2020. Crude prices were significantly higher in 2021, the result of both higher demand relative to the 2020 trough as well as a generally undersupplied market. This translated into higher completions activity in 2021 relative to 2020. Crude oil prices have improved from their 2020 lows, which if maintained, we believe could drive a healthy level of investment and activity in U.S. shale, if macro-economic conditions continue to improve.
There has been some attrition through consolidation and other events that have made some progress in realigning frac supply with demand. We believe frac supply utilization improved significantly by the end of 2021 and may be nearing 90% as we enter 2022. Against this backdrop, pricing for our services has improved considering demand for our services has remained strong. Contributing to the tightness, horsepower intensity for each fleet continues to grow as our industry adopts more complex completion techniques; as horsepower demand returns, we believe existing supply will be fully utilized across fewer fleets.
We have focused on reducing our marketed fleet to a level that we believe is more in-line with long term demand and with our strategy to harvest the investments made in our traditional fleets, while growing the portion of our fleet that offers better pricing and a lower emissions profile. Subsequent to the C&J merger, through 2020 we significantly reduced our horsepower down to 1.8 million. During the third quarter of 2021, the acquisition of Alamo added approximately 0.5 million additional horsepower to our fleet, which was then partially offset in the fourth quarter of 2021 through the international sale and decommisioning of approximately 0.2 million additional horsepower. The major components from the decommissioned fleets have and will continue to be used over time as part of our maintenance inventory. Once consumed, we intend to cut up the frames and permanently remove them from our marketed base of equipment. Our nameplate capacity at the end of 2021 totaled approximately 2.1 million horsepower.
The following table shows the average historical oil and natural gas prices for WTI and Henry Hub natural gas:

	Year Ended December 31,
	2021	2020	2019
Oil price - WTI(1)	$68.14	$39.23	$56.98
Natural gas price - Henry Hub(2)	$3.89	$2.04	$2.57
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31,
Product Type	2021	2020	2019
Oil	380	346	773
Natural Gas	97	85	169
Other	1	2	1
Total	478	433	943

	Year Ended December 31,
Drilling Type	2021	2020	2019
Horizontal	431	384	826
Vertical	22	20	54
Directional	25	29	63
Total	478	433	943

As of January 2022, global liquids demand is expected to average 100.5 million barrels per day in 2022. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) increased likelihood of favorable regulatory and legislative initiatives, (ii) increased acceptance of natural gas as a clean and abundant domestic fuel source and (iii) the emergence of low-cost natural gas shale developments. As of January 2022, natural gas demand in the United States is expected to average 82.77 billion cubic feet per day in 2022.
The regions in which we operate, including the Permian, Marcellus Shale / Utica Basins, Haynesville and Eagle Ford, among others, are expected to account for a majority of all new horizontal wells anticipated to be drilled through 2022. As of December 31, 2021, rigs in these basins accounted for approximately 73% of the total, and were up approximately 51% as compared to low total U.S. rig count noted on January 8, 2021.
The current U.S. administration has expressed support for alternative energy sources, reduction of greenhouse gas emissions, the use and dependence on fossil fuels, and efforts addressing climate change. At this time, it remains unclear what impact new actions and policy platforms of the administration may have on our business, our customers, and our industry.

Operating Approach & Strategy
We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. NexTier has been developing and building its digital program for some time, and we have now applied our digital platform to all of our operating fleets. We also launched our new Power Solutions business in 2021, which provides a natural gas treatment and delivery service that will power NexTier’s fleet with field gas or compressed natural gas. This addition seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. To address this situation, we developed an integrated natural gas treatment and delivery solution designed to provide gas sourcing, compression, transport, decompression, treatment, and distribution services for our fracing operations. This integrated strategy will provide our customers with a streamlined approach to driving more sustainable, cost-effective operations at the wellsite.
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

Our Reportable Segments
Prior to the C&J Merger, the Company was organized as two reportable segments. Between the C&J Merger and the divestiture of our well support services business in March of 2020, our business was organized into three reportable segments. Additional information on these transactions can be found in Note (21) Business Segments. As of December 31, 2021, we were organized into two reportable segments, described below. This history impacts the comparability of our operational results from year to year.
•Completion Services, which consists of the following businesses and services lines: (1) hydraulic fracturing; (2) wireline and pumpdown services; and (3) completion support services, which includes our innovation centers and activities.
•Well Construction and Intervention Services, which consists of the following businesses and service lines: (1) cementing services; and (2) coiled tubing services.
Completion Services
The core services provided through our Completion Services segment are hydraulic fracturing, wireline and pumpdown services. As of December 31, 2021, we had approximately 2.1 million of fracturing hydraulic horsepower, 101 wireline trucks and 76 pumpdown units capable of being deployed. Our completion support services are focused on supporting the efficiency, reliability and quality of our operations. Our innovation centers provide in-house manufacturing capabilities that help to reduce operating cost and enable us to offer more technologically advanced and efficiency focused completion services, which we believe is a competitive differentiator. For example, through our innovation centers we manufacture the data control instruments used in our fracturing operations and assemble the perforating guns and addressable switches used in our wireline operations; some of these products are also available for sale to third-parties. The majority of revenue for this segment is generated by our fracturing business.
Well Construction and Intervention Services
The core services provided through our Well Construction and Intervention Services segment are cementing and coiled tubing services. The majority of revenue for this segment is generated by our cementing business. As of December 31, 2021, we had approximately 17 coiled tubing units and 74 cementing units capable of being deployed.
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

RESULTS OF OPERATIONS
The following table sets forth our financial results for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
A comparison of our financial results for the year ended December 31, 2020 and for the year ended December 31, 2019 can be found in the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 24, 2021.
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2021	2020	2021	2020	$	%
Completion Services	$1,324,888	$1,046,314	93%	87%	$278,574	27%
Well Construction and Intervention Services	98,553	98,338	7%	8%	215	0%
Well Support Services	—	57,929	0%	5%	(57,929)	(100%)
Revenue	1,423,441	1,202,581	100%	100%	220,860	18%
Completion Services	1,165,881	893,785	82%	74%	272,096	30%
Well Construction and Intervention Services	89,440	93,198	6%	8%	(3,758)	(4%)
Well Support Services	—	45,591	0%	4%	(45,591)	(100%)
Costs of services	1,255,321	1,032,574	88%	86%	222,747	22%
Depreciation and amortization	184,164	302,051	13%	25%	(117,887)	(39%)
Selling, general and administrative expenses	109,404	144,147	8%	12%	(34,743)	(24%)
Merger and integration	8,709	32,539	1%	3%	(23,830)	(73%)
(Gain) loss on disposal of assets	(28,898)	(14,461)	(2%)	(1%)	(14,437)	100%
Impairment	—	37,008	0%	3%	(37,008)	(100%)
Operating loss	(105,259)	(331,277)	(7%)	(28%)	226,018	(68%)
Other income, net	12,131	6,516	1%	1%	5,615	86%
Interest expense	(24,609)	(20,652)	(2%)	(2%)	(3,957)	19%
Total other expenses	(12,478)	(14,136)	(1%)	(1%)	1,658	(12%)
Income tax expense	(1,686)	(1,470)	0%	0%	(216)	15%
Net loss	$(119,423)	$(346,883)	(8%)	(29%)	$227,460	(66%)
Revenue.     Total revenue is comprised of revenue from our Completion Services, Well Construction and Intervention Services and Well Support Services segments. Revenue in 2021 increased by $220.9 million, or 18%, to $1.4 billion from $1.2 billion in 2020. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $278.6 million, or 27%, to $1.3 billion in 2021 from $1.0 billion in 2020. The segment revenue increase was primarily driven by increases in our fracturing service line, partially offset by decreases in wireline and pumpdown services. The fracturing increase is mostly due to a higher number of fully utilized fleets deployed, increased logistics services, the acquisition of Alamo, and modest pricing recovery. The wireline and pumpdown decrease is primarily attributable to less activity in our Northeast and West regions from the strategic decision to reallocate our equipment and resources to regions we believe will be more profitable as the market continues to recover from the COVID-19 pandemic.
Well Construction and Intervention:     Well Construction and Intervention Services segment revenue increased by $0.2 million, or 0%, to $98.6 million in 2021 from $98.3 million in 2020. This slight increase in revenue is driven by increased activity and utilization in our cementing services, mostly offset by reductions in coil tubing activity. We made the strategic decision to reduce our geographic coil tubing footprint and will continue to focus on select regions we believe will provide the best opportunities for profitable growth.
Well Support Services: Well Support Services segment revenue decreased by $57.9 million or (100%) to $0.0 million in 2021 from $57.9 million in 2020. In March of 2020 we sold our Well Support Services Segment. For additional information on this transaction, see Note (21) Business Segments of Part II, “Item 8. Financial Statements and Supplementary Data”.
Cost of services.    Cost of services in 2021 increased by $222.7 million, or 22%, to $1.3 billion from $1.0 billion in 2020. This increase is primarily due to increased activity as explained in Revenue above, combined with higher sand and freight costs from increased logistics services in our Completion Services segment, increased repair and maintenance expenses related to start-up costs of fleet re-deployments, and input costs inflation.
Equipment Utilization.     Depreciation and amortization expense decreased by $117.9 million, or (39%), to $184.2 million in 2021 from $302.1 million in 2020. The change in depreciation and amortization was primarily due to more equipment nearing the end of its useful lives and changes in the estimated useful life of certain of our equipment in the first quarter of 2021, which consisted mostly of increases to the expected life of our fracturing equipment, partially offset by the additional equipment received in the Alamo Acquisition. (Gain) loss on disposal of assets in 2021 increased $14.4 million, to a gain of $28.9 million in 2021 compared to a gain of $14.5 million in 2020. This change was primarily driven by the Company’s divesting of diesel-powered frac equipment and other non-core assets to fund conversions of equipment to be powered by natural gas.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, decreased by $34.7 million, or (24%), to $109.4 million in 2021 from $144.1 million in 2020, primarily due to the $24.9 million accrual reduction for our regulatory audit estimate, reduction in property taxes, business transformation results to structurally drive out costs and increase efficiencies in our support functions, partially offset by increased bonus incentive plans and the acquisition of Alamo.
Merger and integration expense.     Merger and integration expense decreased by $23.8 million, or (73%), to $8.7 million in 2021 from $32.5 million in 2020. The decrease in merger and integration expense in 2021 is primarily due to the completion of the C&J Merger associated costs in 2020, which consisted mostly of professional services, severance costs, and facility consolidation, partially offset by Alamo Acquisition costs in 2021.
 Other income, net.     Other income, net, in 2021 increased by $5.6 million, or 86%, to $12.1 million in 2021 from $6.5 million in 2020. This change was primarily due to a $10.4 million gain recognized as a result of the insurance proceeds received for an accidental fire in the Permian Basin, which resulted in a complete loss of equipment, partially offset by a $6.0 million gain on a financial investment the Company acquired in 2020.
 Interest expense, net.     Interest expense, net of interest income, increased by $4.0 million, or 19%, to $24.6 million in 2021 from $20.7 million in 2020. This change was primarily attributable to an increase in the Company’s finance leases as part of the Alamo Acquisition.
Effective tax rate.     Our effective tax rate on continuing operations in 2021 was (1.43)% for $1.7 million of recorded income tax expense, as compared to (0.43)% for $1.4 million of recorded income tax expense in 2020. For 2021, the difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, foreign withholding taxes and a change in valuation allowance. For 2020, the effective rate was primarily made up of state taxes and tax benefits derived from the current period operating income offset by a valuation allowance. As a result of market conditions and their corresponding impact on our business outlook, we determined that a valuation allowance was appropriate as it is not more likely than not that we will utilize our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to indefinite-lived assets.
2022 Strategy
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
Expense Management. With the reduction in revenue during the year ended December 31, 2020 and early 2021, we implemented cost saving initiatives, including (i) adjusting active frac fleet count to align with changing demand; (ii) consolidating our footprint; (iii) delaying non-essential maintenance projects; (iv) reducing or suspending other discretionary spending; (v) restructuring our organization in a way that maximizes our managerial talent with a streamlined team; (vi) reductions of salaries or cash retainers, as applicable, by 20% for our directors and executive officers; and (vi) reducing employee-related costs, including furloughing personnel, pay reductions by 15-20%, and moderating headcount. While many of these cost savings initiatives continue, with the increase in activity, we have been able to put most of our furloughed personnel back to work, and we have begun rolling out a portion of pay reinstatement, with the focus on field level personnel. We recognize that the COVID-19 pandemic and responses thereto also impact our suppliers. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future.
Balance Sheet, Cash Flow and Liquidity Management. We have taken actions to protect liquidity and maintain a strong financial position. As a result of these actions, our cash and cash equivalents balance as of December 31, 2021 was $110.7 million. For additional information on our liquidity and capital resources, see “Liquidity and Capital Resources.”
Fiscal 2022 Objectives
With commodity prices continuing to be volatile, we intend to closely monitor the market and will adjust our approach as the situation develops. At this time, our principal business objective continues to be growing our business and safely providing best-in-class services in all of our operating segments, while delivering stockholder value and maintaining a disciplined capital deployment strategy.

We are committed to continuing to manage our business in line with demand for our services and make adjustments as necessary to effectively respond to changes in market conditions, customer activity levels, pricing for our services and equipment, and utilization of our deployed equipment and personnel. Our response to the industry's persistent uncertainty is to maintain sufficient liquidity, preserve our conservative capital structure and closely monitor our discretionary spending. We take a measured approach to asset deployment, balancing our view of current and expected customer activity levels with a focus on generating positive returns for our stockholders. Our priorities remain to drive revenue by maximizing deployed equipment utilization, to improve margins through cost controls, to protect and grow our market share by focusing on the quality, safety and efficiency of our service execution, lower emissions, and to ensure that we are strategically positioned to capitalize on constructive market dynamics.
Completion Services
In our Completion Services segment, our strategy remains focused on deploying our market-ready fracturing fleets and integrating more of our wireline and pumpdown units with our deployed fracturing fleets and on a stand-alone basis. We are focused on increasing our dedicated fracturing fleet count with efficient customers that allow us to achieve high equipment utilization, which should result in improved financial performance. As part of this effort, we continuously evaluate new technologies with enhanced capabilities and greater operating efficiency to replace aging equipment within our fracturing fleet as it becomes obsolete or retired. In connection with such ongoing evaluation, we may from time to time enter into agreements for the purchase or lease of such replacement equipment. Additionally, we are also focused on integrating more of our wireline and pumpdown units with our fracturing fleets to increase operational efficiencies and profitability. Notwithstanding the foregoing, current market conditions remain challenging, and our primary focus remains to lower our overall cost structure by aligning with efficient, dedicated customers with deep inventories of work and proven track records of efficient operations, many of which we have created long-term relationships with over the past several years. Subsequent to the Alamo Acquisition, all of Alamo operations have been included within the Completion Services segment.
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

Well Construction and Intervention Services
In our Well Construction and Intervention Services segment, after significantly reducing our footprint during the second and third quarters of 2020 as we seek to position ourselves for strong operational and financial performance in regions that will support both near-term and long-term levels of activity, our strategy remains focused on deploying our market-ready cementing and coil tubing equipment in focused basins where we expect to generate returns. In our cementing business, even though market conditions remain challenged due to customers releasing drilling rigs and declining E&P capital spending, we remain focused on providing high-quality, timely service and deploying more of our stacked units with efficient customers in our focused basins. In our coiled tubing business, we are focused on market share growth, high quality customer service, and deploying additional market ready units at a low cost in response to increases in demand from our customers. We will stay focused on controlling costs and improving market share with an efficient customer base that plan to maintain stable drilling rig counts and levels of activity in 2022.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company’s ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	Year Ended December 31,
	2021	2020
Cash	$110,695	$275,990
Debt, net of deferred financing costs and debt discount	$374,885	$335,540

	(Thousands of Dollars)
	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(50,787)	$68,885	$305,463
Net cash used in investing activities	$(163,201)	$(37,844)	$(114,100)
Net cash provided by (used in) financing activities	$48,286	$(9,825)	$(16,746)

Significant sources and uses of cash during the year ended December 31, 2021
Sources of cash:
•Financing activities:
–Net cash provided by financing activities for the year ended December 31, 2021 was $48.3 million, which was is an increase of $58.1 million compared to the year ended December 31, 2020. This change was primarily due to the $43.2 million the Company received through our 2021 Equipment Loans and $17.8 million from financing liabilities.
Uses of cash:
•Operating activities:
–Net cash used in operating activities during the year ended December 31, 2021 was $50.8 million, which resulted in a change of $119.7 million compared to the year ended December 31, 2020. The change is primarily due to an increase in commodity prices, additional maintenance expenses related to startup costs required for fleet re-deployments, and inflation. For further discussion, see “Results of Operations”.
•Investing activities:
–Net cash used in investing activities for the year ended December 31, 2021 was $163.2 million, which resulted in increase of $125.4 million compared to the year ended December 31, 2020. The change is primarily due to an increase in purchase of property plant and equipment, deposits on equipment and implementation of software of $64.3 million, a $156.1 million change related to acquisition of business and payment of consideration liability, partially offset by an increase of $37.8 million in proceeds from disposal of assets, $34.4 million in cash received from the WSS notes and $22.9 million in proceeds from insurance recoveries.
Significant sources and uses of cash during the year ended December 31, 2020

Sources of cash:
•Operating activities:
–Net cash generated by operating activities during the year ended December 31, 2020 of $68.9 million, which was down $236.6 million from 2019. The decrease is primarily due to a decrease in our average number of fully utilized fracturing fleets, combined with decreases in our wireline and pumpdown services. The decreases in all service lines were driven by less activity and price reductions as a result of the continuing impacts from the unforeseen and sudden decline in commodity prices as well as the COVID-19 pandemic that began to impact operations in late first quarter of 2020. For further discussion of these drivers, see “Results of Operations”.
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
Significant sources and uses of cash during the year ended December 31, 2019
Sources of cash:
•Operating activities:
–Net cash generated by operating activities in 2019 of $305.5 million, which was down $44.8 million from 2018. The decrease was driven primarily by a decline in rig count and fleet utilization, combined with pricing pressures from macroeconomic market conditions, and offset by thoroughness in receiving collections from our customers and controlling costs.

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
Future sources and use of cash
Our primary sources of liquidity have historically included, and we have funded our capital expenditures with, cash flows from operations, proceeds from public offerings of our common stock and borrowings under debt facilities. Our ability to generate future cash flows is subject to a number of variables, many of which are outside of our control, including the drilling, completion and production activity by our customers, which is highly dependent on oil and gas prices. See Part II, “Overview” for additional discussion of certain factors that impact our results and the market challenges within our industry.
Our primary uses of cash are for operating costs, capital expenditures, including acquisitions, and debt service.
We expect capital expenditures in 2022 to be lower than 2021. We remain firmly committed to capital discipline, and putting the Company on course for sustained positive cash flow starting in 2022 is a top priority.
Debt service for the year ended December 31, 2022 is projected to be $53.2 million, of which $13.0 million is related to finance leases. We anticipate our debt service will be funded by cash flows from operations.
Other factors affecting liquidity
Financial position in current market. As of December 31, 2021, we had $110.7 million of cash and a total of $205.6 million available under our 2019 ABL Facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity to cover out estimated short-term (i.e., the next 12 months) and long-term (i.e., beyond the next 12 months) funding needs, including for capital expenditures, debt service, and working capital investments.
Guarantee agreements. Under the 2019 ABL Facility $23.2 million of letters of credit were outstanding as of December 31, 2021.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 to 60 days or less. In weak economic environments, such as during the continuance of the

COVID-19 pandemic, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of December 31, 2021.

(Thousands of Dollars) Contractual obligations	Total	2022	2023-2024	2025-2026	2027+
Long-term debt, including current portion(1)	$379,604	$14,738	$31,220	$333,646	$—
Estimated interest payments(2)	58,002	16,273	34,286	7,443	—
Finance lease obligations(3)	41,222	13,001	27,298	923	—
Operating lease obligations(4)	34,992	8,709	9,057	5,205	12,021
Purchase commitments(5)	94,305	87,955	6,350	—	—
Legal contingency	5,223	5,223	—	—	—
	$613,348	$145,899	$108,211	$347,217	$12,021
(1)Long-term debt represents our obligations under our 2018 Term Loan Facility, exclusive of interest payments. In addition, these amounts exclude $4.7 million of unamortized debt discount and debt issuance costs associated with our 2018 Term Loan Facility and Equipment Loan.
(2)Estimated interest payments are based on debt balances outstanding as of December 31, 2021 and include interest related to the 2018 Term Loan Facility and the 2021 Equipment Loans. Interest rates used for variable rate debt are based on the prevailing current LIBOR.
(3)Finance lease obligations primarily consist of obligations on our finance leases of light weight vehicles and frac equipment.
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

Principal Debt Agreements
    While there were numerous governmental assistance programs in 2020 to provide loans to qualifying companies facing challenges due to COVID-19, the Company did not seek any loans under these programs. Thus, our principal debt arrangements continue to be the 2021 Equipment Loan, 2019 ABL Facility and the 2018 Term Loan Facility described below.
2021 Equipment Loans
Origination.    On August 20, 2021, we entered into a Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation.
Structure.    Our Master Agreement provides for secured equipment financing term loans in an aggregate amount of up to $46.5 million (the “2021 Equipment Loans”). The 2021 Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note.
Maturity.    All tranches under the Master Agreement mature on June 1, 2025.
Interest.        Term notes entered into under the Master Agreement will bear interest at a rate of 5.25%.
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
Financial Covenants. The 2019 ABL Facility requires that, under certain circumstances, the consolidated fixed charge coverage ratio not be lower than 1.0:1.0 as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, including if excess availability (or liquidity if no loan or letter of credit, other than any letter of credit that has been cash collateralized, is outstanding) is less than the greater of (i) 10% of the loan cap and (ii) $30.0 million at any time. As of December 31, 2021, the Company was in compliance with all covenants and the circumstances that would require testing of the consolidated fixed charge coverage ratio had not occurred.
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
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the “2018 Term Loans”). As of December 31, 2021, there was $337.8 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
Maturity. May 25, 2025 or, if earlier, the stated maturity date of any other term loans or term commitments.

Amortization. The 2018 Term Loans amortize in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding.
Interest. The 2018 Term Loans bear interest at a rate per annum equal to, at Keane Group’s option, (a) the base rate plus 2.75%, or (b) the adjusted LIBOR for such interest period (subject to a 1.00% floor) plus 3.75%, subject to, on and after the fiscal quarter ending September 30, 2018, a pricing grid with three 0.25% per annum step-ups and one 0.25% per annum step-down determined based on total net leverage for the relevant period. Following a payment event of default, the 2018 Term Loans bear interest at the rate otherwise applicable to such 2018 Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default. As of December 31, 2021, there was a $337.8 million principal amount of term loans outstanding (the "2018 Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 4.50%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of December 31, 2021, the Company was in compliance with all covenants.
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
Guarantees. Subject to certain exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility, the amounts outstanding under the 2018 Term Loan Facility were originally guaranteed by the Company, Keane Frac, LP, KS Drilling, LLC, KGH Intermediate Holdco I, LLC, KGH Intermediate Holdco II, LLC, and Keane Frac GP, LLC, and each subsidiary of the Company that have and will be required to execute and deliver a facility guaranty in the future pursuant to the terms of the 2018 Term Loan Facility (collectively, the “2018 Term Loan Guarantors”).
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
Recently Issued Accounting Standards
For discussion on the impact of accounting standards issued but not yet adopted to our consolidated financial statements, see Note (22) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”
Critical Accounting Estimates
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
Business combinations
We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from-royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. These estimates are reviewed during the 12-month measurement period and adjusted based on actual results. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. See Note (3) Mergers and Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our recently completed merger and acquisitions during 2019 and 2021.
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
Valuation of long-lived assets, indefinite-lived assets and goodwill
We assess our long-lived assets, including definite-lived intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We assess our goodwill and indefinite-lived assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of goodwill or the indefinite-lived assets may not be recoverable. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings.
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
See Note (2)(f) Long-Lived Assets with Definite Lives and (2)(h) Goodwill and Indefinite-Lived Intangible Assets of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on our impairment assessments of our long-lived assets, indefinite-lived assets and goodwill for the years ended December 31, 2021, 2020 and 2019.
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
See Note (17) Income Taxes of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on income taxes for the years ended December 31, 2021, 2020 and 2019.
Leases
Per ASU 2016-02, "Leases (Topic 842)," lessees can classify leases as finance leases or operating leases, while lessors can classify leases as sales-type, direct financing or operating leases. All leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents our obligation to make lease payments arising from the lease, along with a corresponding right-of-use asset, which represents our right to use the underlying asset being leased. For leases in which we are the lessee, we use a collateralized incremental borrowing rate to calculate the lease liability, as in most cases we do not know the lessor's implicit rate in the lease. Establishing our lease obligations on our consolidated balance sheets require judgmental assessments of the term lengths of each and the interest rate yield curve that best represents the collateralized incremental borrowing rate to apply to each lease. We engage third-party specialists to assist us in determining the collateralized incremental borrowing rate yield curve. Errors in determining the lease term lengths and/or selecting the best representative collateralized incremental borrowing rate can have a material adverse effect on our consolidated financial statements. For further details about our leases, see Note (16) Leases of Part II, “Item 8. Financial Statements and Supplementary Data”.
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (22) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Risk. Our operations are currently conducted predominantly within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk during 2021.
Interest Rate Risk. As of December 31, 2021, we held variable-rate debt, the exposure to which we manage with our interest-rate-related derivative instruments. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of December 31, 2021, we had no debt outstanding under our 2019 ABL Facility and $337.8 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2019 ABL Facility would have no impact on interest expense for the 2021 year, and a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $3.5 million impact on interest expense for the 2021 year.
Commodity Price Risk. Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant and chemicals. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials (proppant and chemicals) in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to supply a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase.
For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part II, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the contractual commitments and obligations table as of December 31, 2021 and Part II, “Item 8. Financial Statements and Supplementary Data” in Note (2)(i) Derivative Instruments and Hedging Activities and Note (10) Derivatives.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexTier Oilfield Solutions Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Acquisition-date fair value of customer relationship intangible assets

As discussed in Note 3 to the consolidated financial statements, on August 31, 2021, the Company completed the acquisition of Alamo Pressure Pumping, LLC and its wholly owned subsidiaries. The

Company accounted for the acquisition using the acquisition method of accounting. As a result of the transaction, the Company recorded $23.0 million for the fair value of acquired customer relationship intangible assets associated with the generation of future earnings from the acquirees existing customers, as of the acquisition date. The fair value of the customer relationship intangible assets was determined by the Company using a discounted cash flow model.

We identified the evaluation of the acquisition-date fair value of acquired customer relationship intangible assets as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the key assumptions used in the discounted cash flow model used to estimate the acquisition-date fair value, including forecasted revenue attributable to the customer relationships, gross profits rates, capital expenditures, and the discount rate. A change to those assumptions could have had a significant impact on the fair value of the customer relationships.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date fair value determination of the customer relationship intangible assets, including controls over the development of the key assumptions of forecasted revenue attributable to the customer relationships, gross profits rates, and capital expenditures and the discount rate. We evaluated the forecasted revenue attributable to the customer relationships, gross profit rates, and capital expenditures by comparing to the acquired entities’ actual historical results and by comparing to peer companies’ analyst estimates, historical financial information, and relevant industry data. We assessed the Company’s ability to accurately estimate forecasted revenues, gross profit rates and capital expenditures by comparing the forecasted amounts to the acquired entities’ actual results subsequent to the acquisition. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the discount rate by comparing it against a discount rate that was independently developed using publicly available market data for comparable entities.

Evaluation of long-lived assets for impairment triggering events

As discussed in Note 2(f) to the consolidated financial statements, the Company evaluates property and equipment and definite-lived intangible assets (collectively, long-lived assets) on a quarterly basis to identify events or changes in circumstances, referred to as triggering events, that indicate the carrying value of a long-lived asset may not be recoverable or upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of a long-lived asset is not recoverable. As of December 31, 2021, the carrying value of property and equipment, net and definite-lived intangible assets, net was $620.9 million and $65.0 million, respectively.

We identified the evaluation of long-lived assets for impairment triggering events as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the Company’s assessment of current operations, financial results and historical projections, current industry and market conditions, and relevant industry data for impairment indicators.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of identifying and assessing potential triggering events, including controls over the Company’s assessment of current operations, financial results and historical projections, current industry and market conditions, and relevant industry data. We evaluated the Company’s identification and assessment of triggering events by evaluating current period operations, financial results and historical projections, including consideration of current industry and market considerations. We compared relevant industry data used by the Company to external sources, including market index data and peer data. We evaluated the Company’s analysis over the factors and considered whether the Company omitted any significant internal or external elements in its evaluation.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Houston, Texas
February 23, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NexTier Oilfield Solutions Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexTier Oilfield Solutions Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Alamo Pressure Pumping, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Alamo Pressure Pumping, LLC’s internal control over financial reporting associated with total assets of $413.6 million and total revenues of $172.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Alamo Pressure Pumping, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas
February 23, 2022

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$110,695	$275,990
Trade and other accounts receivable, net	301,740	122,584
Inventories, net	38,094	30,068
Assets held for sale	1,555	126
Prepaid and other current assets	55,625	58,011
Total current assets	507,709	486,779
Operating lease right-of-use assets	21,767	37,157
Finance lease right-of-use assets	41,537	1,132
Property and equipment, net	620,865	470,711
Goodwill	192,780	104,198
Intangible assets	64,961	51,182
Other noncurrent assets	7,962	6,729
Total assets	$1,457,581	$1,157,888
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$190,963	$61,259
Accrued expenses	213,923	134,230
Customer contract liabilities	23,729	266
Current maturities of long-term operating lease liabilities	7,452	18,551
Current maturities of long-term finance lease liabilities	11,906	606
Current maturities of long-term debt	13,384	2,252
Other current liabilities	10,346	2,993
Total current liabilities	471,703	220,157
Long-term operating lease liabilities, less current maturities	20,446	24,232
Long-term finance lease liabilities, less current maturities	26,873	504
Long-term debt, net of deferred financing costs and debt discount, less current maturities	361,501	333,288
Other noncurrent liabilities	30,041	22,419
Total noncurrent liabilities	438,861	380,443
Total liabilities	910,564	600,600
Stockholders’ equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 242,019 and 214,440 shares, respectively)	2,420	2,144
Paid-in capital in excess of par value	1,094,020	989,995
Retained deficit	(541,164)	(421,741)
Accumulated other comprehensive loss	(8,259)	(13,110)
Total stockholders’ equity	547,017	557,288
Total liabilities and stockholders’ equity	$1,457,581	$1,157,888
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$1,423,441	$1,202,581	$1,821,556
Operating costs and expenses:
Cost of services (1)	1,255,321	1,032,574	1,403,932
Depreciation and amortization	184,164	302,051	292,150
Selling, general and administrative expenses	109,404	144,147	123,676
Merger and integration	8,709	32,539	68,731
(Gain) loss on disposal of assets	(28,898)	(14,461)	4,470
Impairment expense	—	37,008	12,346
Total operating costs and expenses	1,528,700	1,533,858	1,905,305
Operating loss	(105,259)	(331,277)	(83,749)
Other expense:
Other income, net	12,131	6,516	453
Interest expense	(24,609)	(20,652)	(21,856)
Total other expenses	(12,478)	(14,136)	(21,403)
Loss before income taxes	(117,737)	(345,413)	(105,152)
Income tax expense	(1,686)	(1,470)	(1,005)
Net Loss	(119,423)	(346,883)	(106,157)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	407	(241)	(116)
Hedging activities	1,703	(6,422)	(7,628)
Total comprehensive loss	$(117,313)	$(353,546)	$(113,901)

Net loss per share:
Basic net loss per share	$(0.53)	$(1.62)	$(0.86)
Diluted net loss per share	$(0.53)	$(1.62)	$(0.86)

Weighted-average shares outstanding: basic	224,401	213,795	122,977
Weighted-average shares outstanding: diluted	224,401	213,795	122,977
(1)     Cost of services during the years ended December 31, 2021, 2020, and 2019 excludes depreciation of $166.4 million, $283.8 million, and $276.8 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization separately.
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Common Stock	Paid-in Capital in Excess of Par Value	Retained Earnings (deficit)	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2018	$1,038	$455,447	$31,494	$(798)	$487,181
New lease standard implementation	—	—	1,330	—	1,330
Stock-based compensation(1)	33	33,226	—	—	33,259
Shares repurchased and retired related to stock-based compensation	(6)	(5,976)	—	—	(5,982)
Other comprehensive loss	—	—	—	(7,983)	(7,983)
Equity issued in connection with the C&J Merger	1,059	484,065	—	—	485,124
Net loss	—	—	(106,157)	—	(106,157)
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Credit loss standard implementation	—	—	(1,525)	—	(1,525)
Stock-based compensation(1)	27	25,799	—	—	25,826
Shares repurchased and retired related to stock-based compensation	(7)	(2,566)	—	—	(2,573)
Other comprehensive loss	—	—	—	(4,329)	(4,329)
Net loss	—	—	(346,883)	—	(346,883)
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	19	24,658	—	—	24,677
Shares repurchased and retired related to stock-based compensation	(3)	(2,696)	—	—	(2,699)
Equity issued in connection with Alamo Acquisition	260	82,063	—	—	82,323
Other comprehensive income	—	—	—	4,851	4,851
Net loss	—	—	(119,423)	—	(119,423)
Balance as of December 31, 2021	$2,420	$1,094,020	$(541,164)	$(8,259)	547,017
(1)     Stock-based compensation during 2019 includes stock-based compensation expense recognized during the period of $29.0 million and the vested deferred stock awards of $4.3 million. Refer to Note (12) Stock-Based Compensation for further discussion of the Company’s stock-based compensation.
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(119,423)	$(346,883)	$(106,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	184,164	302,051	292,150
Amortization of deferred financing fees	2,066	2,217	1,360
(Gain) loss on disposal of assets	(28,898)	(14,461)	4,470
Stock-based compensation	24,677	25,826	28,977
Loss on debt extinguishment/modification, including prepayment premiums	—	—	526
Unrealized gain (loss) on derivative recognized in other comprehensive loss	1,703	(6,422)	(7,628)
(Gain) loss on financial instrument and derivatives, net	1,799	(2,815)	(239)
Gain on insurance proceeds recognized in other income	(10,409)	—	—
Loss on impairment of assets	—	37,008	12,346
Changes in operating assets and liabilities
Decrease (increase) in trade and other accounts receivable, net	(128,535)	183,083	172,566
Decrease (increase) in inventories	(9,978)	19,167	17,181
Decrease (increase) in prepaid and other current assets	(10,894)	5,160	3,703
Decrease (increase) in other assets	24,807	25,306	(242)
Increase (decrease) in accounts payable	18,693	(61,658)	(17,799)
Increase (decrease) in customer contract liabilities	(6,537)	206	—
Increase (decrease) in accrued expenses	34,860	(84,129)	(103,609)
Increase (decrease) in other liabilities	(28,882)	(14,771)	7,858
Net cash provided by (used in) operating activities	(50,787)	68,885	305,463
Cash flows from investing activities
Business acquisitions, including cash received	(95,082)	53,666	68,807
Purchase of property and equipment	(184,496)	(113,506)	(200,385)
Advances of deposit on equipment	(961)	(1,908)	(7,451)
Implementation of software	(3,021)	(8,813)	(4,408)
Proceeds from sale of assets	70,432	32,659	29,114
Proceeds from insurance recoveries	22,947	58	223
Proceeds from settlement of WSS Notes and make-whole derivative	34,350	—	—
Payment of consideration liability	(7,370)	—	—
Net cash used in investing activities	(163,201)	(37,844)	(114,100)
Cash flows from financing activities:
Proceeds from the asset-based revolver and equipment loan	43,329	175,000	—

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

Payments on the asset-based revolver, term loan facilities, and equipment loan	(4,976)	(178,500)	(3,500)
Payments on finance leases	(4,155)	(3,752)	(6,035)
Payment of debt issuance costs	(277)	—	(1,229)
Proceeds from financing liabilities	17,759	—	—
Payments for financing liabilities	(695)	—	—
Shares repurchased and retired related to stock-based compensation	(2,699)	(2,573)	(5,982)
Net cash provided by (used in) financing activities	48,286	(9,825)	(16,746)
Non-cash effect of foreign translation adjustments	407	(241)	192
Net increase (decrease) in cash, cash equivalents and restricted cash	(165,295)	20,975	174,809
Cash, cash equivalents and restricted cash, beginning	275,990	255,015	80,206
Cash, cash equivalents and restricted cash, ending	$110,695	$275,990	$255,015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$23,242	$21,114	$20,836
Income taxes	217	1,206	1,726

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(71,897)	$(13,812)	$(17,274)
Non-cash additions to equity security investment	—	5,263	—
Non-cash additions to finance right-of use assets	42,592	—	6,269
Non-cash additions to finance lease liabilities, including current maturities	(42,592)	—	(6,286)
Non-cash additions to operating right-of-use assets	9,047	9,057	65,551
Non-cash additions to operating lease liabilities, including current maturities	(7,416)	(8,898)	(65,297)

Fair value of C&J assets acquired	—	—	806,218
106,627 shares of NexTier common stock issued in exchange for C&J capital stock and replacement awards	—	—	(485,124)
C&J liabilities assumed	—	—	(321,094)

26,000,000 shares of NexTier common stock issued in exchange for Alamo ownership	(82,323)	—	—
Total contingent consideration	(45,944)	—	—
Non contingent consideration	(7,370)	—	—
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(1) Basis of Presentation and Nature of Operations
The accompanying consolidated financial statements were prepared using United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) and the instructions to Form 10-K and Regulation S-X and include all of the accounts of NexTier and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated.
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
Management believes the consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2021 and 2020 and the results of its operations and cash flows for the years ended December 31, 2021, 2020 and 2019. Such adjustments are of a normal recurring nature.
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
In addition, on March 9, 2020, the Company completed the divestiture of its Well Support Services Segment (“WSS Sale”). For more details regarding the WSS Sale, refer to Note (21) Business Segments.
On August 31, 2021 the Company completed its acquisition (“Alamo Acquisition”) of Alamo Pressure Pumping, LLC and its wholly owned subsidiaries (“Alamo”). For more details regarding the Alamo Acquisition, refer to Note (3) Mergers and Acquisitions.
The consolidated financial statements for the period from January 1, 2019 to August 31, 2021 reflect only the historical results of the Company prior to the completion of the Alamo Acquisition. The financial statements have been prepared using the acquisition method of accounting under existing U.S. GAAP, which requires that one of the two companies in the Alamo Acquisition be designated as the acquirer for accounting purposes. The Company and Alamo determined that the Company was the accounting acquirer. Accordingly, consideration given by the Company to complete the Alamo Acquisition was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the Alamo Acquisition, with any excess purchase price allocated to goodwill.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
Refer to Note (3) Mergers and Acquisitions for discussion of the mergers and acquisitions completed in 2021 and 2019.
(b) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash is invested in overnight repurchase agreements and certificates of deposit with an initial term of less than three months.
Net cash received from certain dispositions or casualty events of more than $25.0 million per single transaction or $50.0 million per series of related transactions, under the 2018 Term Loan Facility (as defined herein), and of more than $50.0 million, under the 2019 ABL Facility (as defined herein), is not considered to be restricted as long as the Company, at management’s discretion, reinvests any part of such proceeds in assets (other than current assets) to be used for its business (in the case of the 2018 Term Loan Facility) and for replacing or repairing the assets in respect of which such proceeds were received (in the case of the 2019 ABL Facility), in each case within 12 months from the receipt date of such proceeds. Otherwise, the proceeds are required to be applied as a prepayment of the 2018 Term Loan Facility or any outstanding commitments under the 2019 ABL Facility. The Company did not have any qualifying asset sale proceeds or insurance proceeds that exceeded the dollar thresholds described above for the years ended December 31, 2021 and 2020.
The Company had less than $0.1 million of restricted cash as of December 31, 2021 and December 31, 2020, respectively.
(c) Trade Accounts Receivable
Trade accounts receivable are generally recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. As a result of the adoption of ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on January 1, 2020 the Company evaluates its accounts receivable through a continuous process of assessing its portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of customers. Based on our review of these factors, we establish or adjust allowances for specific customers. Trade accounts receivable were $303.6 million and $125.3 million at December 31, 2021 and 2020,

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
respectively. As of December 31, 2021, and 2020, the Company had an allowance for credit losses of $1.9 million and $2.7 million, respectively.
(d) Inventories
Inventories are stated at the lower of cost or net realizable value. Costs of inventories include purchase, conversion and condition. As inventory is consumed, the expense is recorded in cost of services in the consolidated statements of operations and comprehensive loss using the weighted average cost method for non-manufacturing inventory and standard cost method for manufacturing inventory.
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
(e) Revenue Recognition
Revenues are accounted for in accordance with ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”), the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. For those contracts with a term of more than one year, the Company had approximately $27.0 million of unsatisfied performance obligations as of December 31, 2021, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As of December 31, 2021, the Company’s customer contract liability balance is related to the post close service agreement as a result of the Alamo Acquisition. Payment terms after invoicing are typically 30 to 60 days or less.
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
Revenue from the Company’s Completion Services, Well Construction and Intervention (“WC&I”), and Well Support Services segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing, wireline and pumpdown services pursuant to contractual arrangements, such as term contracts and pricing agreements. Revenue from these services are earned as services are rendered, which is generally on a per stage or fixed monthly rate. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the consolidated statements of operations and comprehensive loss. To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the consolidated statements of operations and comprehensive loss.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
Disaggregation of Revenue
Revenue activities during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31, 2021
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$248,652	$21,881	$—	$270,533
Central	263,427	—	—	263,427
West Texas	680,716	72,565	—	753,281
West	95,072	4,107	—	99,179
International	37,021	—	—	37,021
	$1,324,888	$98,553	$—	$1,423,441

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year Ended December 31, 2020
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$270,612	$21,290	$—	$291,902
Central	131,833	7,478	—	139,311
West Texas	477,758	58,111	8,373	544,242
West	122,970	11,459	49,556	183,985
International	43,141	—	—	43,141
	$1,046,314	$98,338	$57,929	$1,202,581

	Year Ended December 31, 2019
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$479,685	$5,193	$—	$484,878
Central	104,225	5,741	—	109,966
West Texas	839,652	24,575	9,336	873,563
West	273,364	27,530	39,247	340,141
International	13,008	—	—	13,008
	$1,709,934	$63,039	$48,583	$1,821,556

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
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment and are recognized net within operating costs and expenses in the consolidated statements of operations and comprehensive loss.
Major classifications of property and equipment and their respective useful lives are as follows:

Land	Indefinite life
Building and leasehold improvements	13 months – 40 years
Machinery and equipment	13 months – 10 years
Office furniture, fixtures and equipment	3 years – 5 years

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Leasehold improvements are assigned a useful life equal to the term of the related lease, or its expected period of use.
In the first quarter of 2021, the Company reassessed the estimated useful lives of select machinery and equipment, concluding that due to a decrease in service intensity for select machinery and equipment driven by operational parameters required to maximize natural gas substitution and longer major component lives attributable to equipment health monitoring and predictive maintenance from our proprietary digital NexHub platform and data science efforts, the useful lives of select machinery and equipment should be increased by 1-2 years depending on the specific asset class. In accordance with ASC 250, “Accounting Changes and Error Corrections” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2021. This change resulted in a decrease in depreciation expense and decrease in net loss during the twelve months ended December 31, 2021 of $30.6 million, in the consolidated statement of operations and comprehensive loss.
Amortization on definite-lived intangible assets is calculated on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years.
Property and equipment and definite-lived intangible assets (“Long-lived Assets”) are evaluated on a quarterly basis to identify events or changes in circumstances, referred to as triggering events that indicate the carrying value of a Long-lived Asset may not be recoverable or upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of a Long-lived Asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, cementing, and coiled tubing, except for an entity level asset group for Long-lived Assets that do not have identifiable independent cash flows. Estimates of undiscounted future net cash flows of assets groups are projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows take into account known market conditions as of the assessment date, and management’s anticipated business outlook. A terminal period is used to reflect an estimate of stable, perpetual growth. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset groups, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related asset groups. The impairment loss is then allocated across the asset group's major classifications.

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

The Company did not recognize any impairment charges related to the Company’s long-lived assets for the years ended December 31, 2021, 2020, or 2019.
(g) Major Maintenance Activities
The Company incurs maintenance costs on its major equipment. The determination of whether an expenditure should be capitalized or expensed requires management judgment in the application of how the costs

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
benefit future periods, relative to the Company’s capitalization policy. Costs that either establish or materially increase the efficiency, productivity, functionality or life of a fixed asset are capitalized.
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
 Before employing detailed impairment testing methodologies, the Company may first evaluate the likelihood of impairment by considering qualitative factors relevant to each reporting unit, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value. If the Company first utilizes a qualitative approach and determines that it is more likely than not that goodwill is impaired, detailed testing methodologies are then applied. Otherwise, the Company concludes that no impairment has occurred. The Company may also choose to bypass a qualitative approach and opt instead to employ detailed testing methodologies, regardless of a possible more likely than not outcome. The first step in the goodwill impairment test is to compare the fair value of each reporting unit to which goodwill has been assigned to the carrying amount of net assets, including goodwill, of the respective reporting unit. If the carrying amount of the reporting unit exceeds its fair value, the Company recognizes an impairment expense in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.
The Company performs the qualitative analysis of the goodwill impairment assessment by reviewing relevant qualitative factors. In the first and third quarter of 2020, the Company determined there were triggering events that would indicate the carrying amount of its goodwill may not be recoverable, and as such, quantitative detail impairment testing was conducted.
As a result, the Company recognized $32.6 million in goodwill impairment expense during 2020, of which $32.2 million related to the Completions Service reporting unit and $0.4 million representing the entire goodwill balance for the Well Construction and Intervention reporting unit. No goodwill impairment expense was recognized in 2021 or 2019. See Note (5) Goodwill.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
Notes to the Consolidated Financial Statements
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
For additional information, see Note (12) Stock-Based Compensation.
(l) Taxes
Upon consummation of a series of organizational transactions (the “Organizational Transactions”) and the IPO, the Company became subject to U.S. federal income taxes. A provision for U.S. federal income tax has been provided in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.
Prior to 2019, the Company had a Canadian subsidiary, which was treated as a corporation for Canadian federal and provincial tax purposes. For Canadian tax purposes, the Company was subject to foreign income tax. As a result of the C&J Merger, the Company had foreign subsidiaries as of December 2020 in Canada, The Netherlands, Luxembourg and Ecuador. With the exception of the Canadian subsidiary, all other subsidiaries are dormant and have no active operations as of December 31, 2021.
The Company is responsible for certain state income and franchise taxes in the states in which it operates, which include, but not limited to California, Colorado, Louisiana, Montana, New Mexico, North Dakota, Oklahoma,

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
See Note (17) Income Taxes for a detailed discussion of the Company’s taxes and activities thereof during the years ended December 31, 2021, 2020 and 2019.
(m) Commitments and Contingencies
The Company accrues for contingent liabilities when such contingencies are probable and reasonably estimable. The Company generally records losses related to these types of contingencies as direct operating expenses or general and administrative expenses in the consolidated statements of operations and comprehensive loss.
Legal costs associated with the Company’s loss contingencies are recognized immediately when incurred as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.
(n) Equity-method investments
Investments in non-controlled entities over which the Company has the ability to exercise significant influence over the noncontrolled entities’ operating and financial policies are accounted for under the equity-method. Under the equity-method, the investment in the non-controlled entity is initially recognized at cost and subsequently adjusted to reflect the Company’s share of the entity’s income (losses), any dividends received by the Company and any other-than-temporary impairments. Investments accounted for under the equity-method are presented within other noncurrent assets in the consolidated balance sheets. The Company did not have any equity-method investments as of December 31, 2021 or December 31, 2020.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
For additional information, see Note (16) Leases.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(q) Research and development costs
Research and development costs are expensed as incurred as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. Research and development costs incurred directly by the Company were $5.0 million, $4.8 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively..

(3) Mergers and Acquisitions
(a) Alamo Acquisition
On August 31, 2021 (the “Alamo Acquisition Date”), the Company completed the Alamo Acquisition in accordance with the terms of the Purchase Agreement, dated as of August 4, 2021 (the “Purchase Agreement”), by and among the Company, NexTier Completion Solutions Inc., Alamo Frac Holdings, LLC, Alamo and the “owner group” identified therein. The Company acquired 100% of Alamo.
The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company’s common stock valued at $82.3 million, post-closing services valued at $30 million, an estimated $15.9 million of contingent consideration, $7.4 million of non-contingent consideration, and a net working capital settlement of $0.5 million that was finalized in the fourth quarter of 2021 and is to be paid to the Company in early 2022. The contingent consideration includes the Tier II Upgrade Payment, and the Earnout Payments, which are contingent upon the achievement of certain performance targets, as described in the Purchase Agreement.
The Company accounted for the Alamo Acquisition using the acquisition method of accounting. The aggregate purchase price noted above was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The measurements of some assets acquired and liabilities assumed, such as intangible assets and the earnout were based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of acquired property and equipment were based on both available market date and a cost approach.
The following table summarizes the fair value of the consideration transferred in the Alamo Acquisition and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the Alamo Acquisition Date:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Total Purchase Consideration:
	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
(Thousands of Dollars)
Cash consideration(1)	$100,000	$—	$100,000
Equity consideration	82,323	—	$82,323
Post close services	30,000	—	$30,000
Contingent consideration	15,944	—	$15,944
Non contingent consideration	7,370	—	$7,370
Net working capital adjustment	—	(482)	$(482)
Total purchase consideration	$235,637	$(482)	$235,155

Cash	$7,419	$—	$7,419
Trade and accounts receivable	50,619	—	$50,619
Inventories	1,726	—	$1,726
Prepaid and other current assets	19,654	—	$19,654
Assets held for sale	3,282	—	$3,282
Property and equipment	114,705	(816)	$113,889
Intangible assets	27,113	—	$27,113
Finance lease right-of-use assets	35,813	(468)	$35,345
Other noncurrent assets	1,676	—	$1,676
Total identifiable assets acquired	262,007	(1,284)	260,723
Accounts payable	39,101	—	$39,101
Accrued expenses	38,000	—	$38,000
Current maturities of long-term finance lease liabilities	10,125	—	$10,125
Long-term finance lease liabilities	25,688	(468)	$25,220
Non-current liabilities	971	—	$971
Total liabilities assumed	113,885	(468)	113,417
Goodwill	87,515	334	$87,849
Total purchase consideration	$235,637	$(482)	$235,155
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
Intangible assets related to the Alamo Acquisition consisted of the following:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

		(Thousands of Dollars)
	Weighted average remaining amortization period (Years)	Gross Carrying Amounts
Trademarks	1.5	$2,409
Non-compete agreements	3	1,677
Customer relationships	7.33	23,027
Total		$27,113
For the valuation of the customer relationship intangible assets within the Completions Services segment, management used the income based multi-period excess earning method, which utilized contributory asset changes. Under this method, the Company calculated earnings derived from the existing customer relationships and then deducted portions of the earnings that could be attributed to supporting assets that contribute to the generation of said earnings. Estimated cash flows were discounted at the cost of equity based on the assumption that the intangible asset would be financed with 100% equity. For the valuation of the trademarks intangible asset within the Completions Services segment, management used the relief from royalty method to reflect the after tax royalty savings attributable to owning the intangible asset. Management used the return on asset method to determine an implied royalty rate since a royalty rate was not available in the Company’s industry. For the valuation of the non-compete agreements intangible asset within the Completions Services segment, management used the incremental cash flow (“with/without”) method.
The Company has recognized $19.0 million in indemnification assets related to an ongoing sales & use tax audit and other indemnified liabilities under the Purchase Agreement.
The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees. Integration costs consist of expenses incurred to integrate Alamo’s operations with that of the Company, including retention bonuses and severance payments. The expenses for all these transactions were expensed as incurred and are presented in Merger and integration in the consolidated statements of operations and comprehensive loss.

(Thousands of Dollars)
Transaction Type	Year Ended December 31, 2021
Merger	$5,592
Integration	3,117
Total merger and integration costs	$8,709
The following combined pro forma information assumes the Alamo Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after December 31, 2021 or any operating efficiencies or inefficiencies that resulted from the Alamo Acquisition. The information is not necessarily indicative of results that would have been achieved had the company controlled Alamo during the period presented. Pro forma adjustments related to the elimination of historical interest expense for debt paid off as part of the Alamo Acquisition were $2.7 million and $6.9 million for the year ended December 31, 2021 and 2020, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	(unaudited, amounts in Thousands of Dollars)
	Year Ended December 31
	2021	2020
Revenue	$1,633,866	$1,451,342
Net loss	(105,400)	(331,283)

Net loss per share (basic)	(0.44)	(1.38)
Net loss per share (diluted)	(0.44)	(1.38)
The Company’s condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 includes revenue of $172.1 million and net income of $20.0 million from the Alamo operations.
(b) C&J Energy Services, Inc.
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
The C&J Merger was completed for total consideration of approximately $485.1 million, consisting of (i) equity consideration in the form of 105.9 million shares of common stock issued to C&J stockholders with a value of $481.9 million and (ii) replacement share based compensation awards attributable to pre-merger services with a value of $3.2 million.
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
Notes to the Consolidated Financial Statements

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
Merger and integration costs related to the C&J Merger totaled $32.5 million and $68.7 million for the years ended December 31, 2020 and 2019, respectively, and are recorded within merger and integration costs on the Company’s consolidated statements of operations and comprehensive loss. The following table summarizes merger and integration costs for the years ended December 31, 2020 and 2019. There were no merger and integration costs related to the C&J Merger during the year ended December 31, 2021.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

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
(4) Intangible Assets
The definite-lived intangible assets balance in the Company’s consolidated balance sheets represents the fair value measurement upon initial recognition, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	December 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$90,627	$(44,063)	$46,564
Non-compete agreements	2,377	(611)	1,766
Trademarks	2,409	(157)	2,252
Technology	32,226	(17,847)	14,379
Total	$127,639	$(62,678)	$64,961

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	(Thousands of Dollars)
	December 31, 2020
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$67,600	$(37,607)	$29,993
Non-compete agreements	700	(455)	245
Technology	29,378	(8,434)	20,944
Total	$97,678	$(46,496)	$51,182
Amortization expense related to the intangible assets for the years ended December 31, 2021, 2020 and 2019 was $16.4 million, $12.6 million and $6.5 million, respectively.
In connection with the C&J Merger, the Company was re-branded as NexTier and did not expect to obtain any further benefits or receive any cash flows associated with the Keane indefinite-lived trade name. As a result, the Company impaired $10.2 million related to the Keane trade name as of December 31, 2019. The impairment is recorded in impairment expense in the consolidated statements of operations and comprehensive loss.
Amortization for the Company’s definite-lived intangible assets, excluding in-process software, over the next five years, is as follows:

Year-end December 31,	(Thousands of Dollars)
2022	$(19,457)
2023	(12,336)
2024	(9,876)
2025	(8,452)
2026	(5,633)

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
During the Company’s annual testing as of October 31, 2020 and October 31, 2021, it was determined that there were no events that would indicate the carrying value of goodwill may not be recoverable or that a potential impairment exists.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The changes in the carrying amount of goodwill for the years ended December 31, 2021, 2020 and 2019 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2019	$137,458
Disposition of Well Support Services reporting unit	(660)
Impairment expense	(32,600)
Goodwill as of December 31, 2020	104,198
Completions Acquisition	733
Alamo Acquisition	87,849
Goodwill as of December 31, 2021	$192,780
The changes in the carrying amount of goodwill for the year ended December 31, 2021 consisted of amounts related to the completions acquisition and the Alamo acquisition. The changes in the carrying amount of goodwill for the year ended December 31, 2020 consisted of amounts related to the disposition of the Well Support Services reporting unit, and impairment expense. For additional information, see Note (3) (Mergers and Acquisitions) and Note (21) (Business Segments). As discussed above, in 2020 the Company recognized impairment expense of $32.6 million. There were no triggering events and no impairment expense recorded for the years ended 2021 and 2019.
(6) Inventories, net
Inventories, net, consisted of the following at December 31, 2021 and December 31, 2020:

	(Thousands of Dollars)
	December 31, 2021	December 31, 2020
Sand, including freight	$9,674	$5,096
Chemicals and consumables	4,204	2,993
Materials and supplies	24,216	21,979
Total inventory, net	$38,094	$30,068
Inventories are reported net of obsolescence reserves of $6.3 million and $4.4 million as of December 31, 2021 and 2020, respectively. The Company recognized $1.9 million, $2.6 million and $0.8 million of obsolescence expense during the years ended December 31, 2021, 2020 and 2019. Additionally, during the year ended December 31, 2020, the Company recognized a $2.7 million write-down in inventory carrying value down to its net realizable value.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(7) Property and Equipment, net
Property and Equipment, net consisted of the following at December 31, 2021 and December 31, 2020:

	(Thousands of Dollars)
	December 31, 2021	December 31, 2020
Land	$13,317	$14,397
Building and leasehold improvements	75,892	78,078
Office furniture, fixtures and equipment	11,846	11,400
Machinery and equipment	1,424,317	1,284,163
	1,525,372	1,388,038
Less accumulated depreciation	(951,170)	(929,290)
Construction in progress	46,663	11,963
Total property and equipment, net	$620,865	$470,711
Casualty Loss
On May 9, 2021, one of the Company’s hydraulic fleets operating in the Permian Basin was involved in an accidental fire, which resulted in a complete loss of the equipment; no parties were injured as a result of this incident. During the year ended December 31, 2021 the Company recognized a total of $22.9 million in insurance proceeds, partially offset by the $12.5 million loss recognized on the damaged equipment and costs to remove the equipment. The resulting $10.4 million gain was recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(8) Long-Term Debt
Long-term debt at December 31, 2021 and December 31, 2020 consisted of the following:

	(Thousands of Dollars)
	December 31, 2021	December 31, 2020
2018 Term Loan Facility	337,750	$341,250
2021 Equipment Loans	41,321	—
Other long-term debt	533	—
Less: Unamortized debt discount and debt issuance costs	(4,719)	(5,710)
Total debt, net of unamortized debt discount and debt issuance costs	374,885	335,540
Less: Current portion	(13,384)	(2,252)
Long-term debt, net of unamortized debt discount and debt issuance costs	$361,501	$333,288
Below is a summary of the Company’s credit facilities outstanding as of December 31, 2021:

	(Thousands of Dollars)
	2021 Equipment Loans	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$41,321	$—	$337,750
Letters of credit issued	$—	$23,200	$—
Available borrowing base commitment	n/a	$205,615	n/a
Interest Rate(1)	5.25%	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
Maturities of the 2018 Term Loan Facility and the 2021 Equipment Loans for the next five years are presented below:

Year-end December 31,	(Thousands of Dollars)
2022	$14,738
2023	15,430
2024	15,790
2025	333,646
2026	—
$379,604
Deferred Charges and Other Costs
Deferred charges include deferred financing costs and debt discounts or debt premiums. Deferred charges related to the 2019 ABL Facility (defined below) are capitalized. Deferred charges related to the 2018 Term Loan Facility (defined below) and the 2021 Equipment Loans (defined below) are netted against the carrying amount of term debt. Deferred charges are amortized to interest expense using the effective interest method. Interest expense related to the deferred financing costs for the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $2.2 million, and $1.4 million, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Equipment Loans
On August 20, 2021, the Company entered into the Master Loan and Security Agreement the (“Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides for secured equipment financing term loans in an aggregate amount of up to $46.5 million the (“Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. On September 3, 2021 entered into a term note for $39.4 million the (“Note”) for an equipment financing loan. On December 30, 2021 the Company entered into a term note for $3.4 million for additional equipment financing. The Note will bear interest at a rate of 5.25% per annum and has a maturity date of June 1, 2025. The Note will bear interest at a rate of 5.25% per annum and has a maturity date of June 1, 2025. The Company will amortize $0.2 million in debt issuance costs and debt discount over the life of the loan.
ABL Revolving Credit Facility
On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”). Deferred charges associated with the 2019 ABL Facility were capitalized and totaled $1.2 million. In connection with the modification of the 2017 ABL Facility, the Company wrote off $0.5 million of deferred financing costs. The remaining deferred financing costs related to the 2017 ABL Facility will be amortized over the life of the 2019 ABL Facility. Unamortized deferred charges associated with the 2019 and 2017 ABL Facilities were $2.3 million and $3.1 million as of December 31, 2021 and 2020, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets. During the first quarter of 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing were 2.125% and 3.75%, respectively as of the borrowing dates. During the second quarter of 2020, the Company repaid the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties.
Term Loan Facility
On May 25, 2018, the Company entered into a term loan facility (the “2018 Term Loan Facility”), the proceeds of which were used to repay the Company’s pre-existing term loan facility (the “2017 Term Loan Facility”). No prepayment penalties were incurred in connection with the Company’s early debt extinguishment of its 2017 Term Loan Facility. Deferred charges associated with the 2017 Term Loan Facility that were expensed upon repayment of the 2017 Term Loan Facility totaled $7.6 million. Deferred charges associated with the 2018 Term Loan Facility that were netted against the carrying amount of the term debt totaled $9.0 million. Unamortized deferred charges associated with the 2018 Term Loan Facility were $4.5 million and $5.7 million as of December 31, 2021 and 2020, respectively, and are recorded in long-term debt, net of deferred financing costs and debt discount, less current maturities on the consolidated balance sheets.
(9) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention, with significant concentration in the Completion Services segment. During the years ended December 31, 2021, 2020 and 2019, sales to Completion Services customers represented 93%, 87% and 94% of the Company’s consolidated revenue, respectively.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
In late first quarter of 2020, the industry faced sudden and unprecedented circumstances, including major shocks to both supply and demand. COVID-19 resulted in significant demand destruction for oil products, driven by a significant slowdown in economic activity throughout the U.S. and abroad. This resulted in a rapid and significant decline in crude oil prices and an increasingly utilized storage network, limiting distribution outlets and optionality for production and further exacerbating price declines. U.S. exploration and production companies responded with drastic reductions in budgets and outright completion stoppages. From the end of the fourth quarter of 2019 through mid-August 2020, the U.S. active rig count decreased by 70%, from 805 to 244 rigs before recovering to 351 rigs by the end of 2020. In 2021, the U.S. active rig count recovery continued, increasing 67% from 351 rigs at the end of 2020 to 586 rigs by the end of 2021.
This backdrop drastically impacted the demand for U.S. completions services and resulted in increased demand for our services throughout 2021 relative to 2020. By the end of 2021, we started to see signs of improving supply/demand dynamics for U.S. onshore completion services, which resulted in improved pricing and margins relative to earlier in 2021. The magnitude, cadence, and resilience of activity and margin improvement, including supply chain disruptions and inflationary pressures, is uncertain and dependent on a range of factors including COVID-19 demand resolution.
For the year ended December 31, 2021, revenue from one customer individually represented approximately 14% of the Company’s consolidated revenue. This customer represented $193.4 million of our consolidated revenue in the Completions Services segment. For the year ended December 31, 2020, two customers individually represented more than 10% and collectively represented 29% of the Company’s consolidated revenue. These two customers represented $188.6 million and $160.5 million, respectively, of our consolidated revenue in the Completions Services segment. For the year ended December 31, 2019, four customers individually represented more than 10% and collectively represented 55% of the Company’s consolidated revenue. These four customers represented $346.9 million, $242.1 million, $213.4 million, and $194.7 million, respectively, of our consolidated revenue in the Completions Services segment.
For the years ended December 31, 2021 and 2020, purchases from one supplier represented approximately 5% of the Company’s overall purchases, and were primarily incurred within the Completion Services segment.
(10) Derivatives
The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On March 9, 2020, the Company sold its Well Support Services segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, (“WSS Notes”) previously issued by Basic. On July 29, 2020, the Company agreed to use the escrowed amount in the final settlement of the working capital reconciliation. Under the terms of the agreement, the WSS Notes are accompanied by a make-whole guarantee at par value, which guarantees the payment of $34.4 million to NexTier after the WSS Notes are held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole is issued under a fund guarantee by Ascribe III Investments LLC, a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one-year anniversary, the make-whole guarantee accelerates the WSS Notes to par value of $34.4 million. NexTier is entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value on the date of the transaction for the make-whole derivative and WSS Notes was $12.2 million and $22.2 million, respectively, and resulted in a gain on divestiture of $8.7 million. The fair value of the WSS Notes and the make-whole guarantee are measured at the end of each reporting period. Unrealized gains and losses recognized in relation to the change in fair value of these instruments are recognized in net loss in the consolidated statements of operations and comprehensive loss. The fair

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
value of the WSS Notes and make-whole guarantee are recorded in Other Current Assets on the consolidated balance sheets. See Note (21) Business Segments for further discussion.
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
On May 25, 2018, the Company, and certain subsidiaries of the Company as guarantors, entered into the 2018 Term Loan Facility. The 2018 Term Loan Facility has an initial aggregate principal amount of $350.0 million and proceeds were used to repay the Company's pre-existing 2017 term loan facility. The 2018 Term Loan Facility has a variable interest rate based on the LIBOR, subject to a 1.0% floor. In June 2018, the Company executed a new off-market interest rate swap effective through March 31, 2025 to hedge 50% of its expected LIBOR exposure matching the swap to the 1-month LIBOR, 1% floor, of the 2018 Term Loan Facility, and terminated the pre-existing interest rate swaps. After completing all appropriate accounting treatment, including the $3.5 million of deferred gains in accumulated other comprehensive loss for the pre-existing interest rate, the new interest rate swap was designated in a new cash flow hedge relationship.
    The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of December 31, 2021:
Other current liability	(2,787)	—	(2,787)	—	(2,787)
Other noncurrent liability	(3,747)	—	(3,747)	—	(3,747)
As of December 31, 2020:
Other current asset	$—	$27,243	$27,243	$—	$27,243
Other current liability	(2,861)	—	(2,861)	—	(2,861)
Other noncurrent liability	(8,260)	—	(8,260)	—	(8,260)

(1)    Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2)    There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019	Location
Amount of loss recognized in other comprehensive income on derivative	$1,703	$(6,422)	$(7,628)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive loss into earnings	(2,741)	(2,334)	239	Interest Expense
The gain (loss) recognized in other comprehensive income for the derivative instrument is presented within the hedging activities line item in the consolidated statements of operations and comprehensive loss.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2021, $3.0 million of net losses will be reclassified from accumulated other comprehensive loss into earnings within the next 12 months.
The Company recognized a loss on the change in fair market value of the WSS Notes and make-whole derivative of $0.9 million for the year ended December 31, 2020 which is recorded within other income (expense) on the consolidated statements of operations and comprehensive loss.
See Note (11) Fair Value Measurements and Financial Information for further information related to the Company’s derivative instruments.

(11) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, long-term debt and finance lease obligations. As of December 31, 2021, and 2020, the carrying values of the Company’s financial instruments, included in its consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of December 31, 2021, the Company has three financial instruments measured at fair value on a recurring basis which are its interest rate derivative (see Note (10) Derivatives above), the equity security investment, and the Earnout Payments. The equity security investment is composed primarily of common equity shares in a publicly traded company, acquired at a fair value of $5.3 million. The equity security investment is presented within other current assets in the consolidated balance sheets, while the interest rate derivative and the Earnout Payments are presented within other current liabilities and other noncurrent liabilities in the consolidated balance sheets. As of December 31, 2020, the Company had four financial instrument measured on a recurring basis, which was its interest rate derivative, make-whole derivative, WSS Note (see Note (10) Derivatives above) and equity security investment.
The fair market value of the derivative financial instruments reflected on the consolidated balance sheets as of December 31, 2021, and 2020 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at December 31, 2021, and 2020 (in thousands of dollars):

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$7,743	$7,743	$—	$—
Liabilities:
Earnout Payments	(11,795)	—	—	(11,795)
Interest rate derivative	$(6,534)	$—	$(6,534)	$—

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

		Fair value measurements at reporting date using
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Make-whole derivative	$27,243	$—	$27,243	$—
WSS Note	6,322	—	6,322	$—
Equity security investment	11,263	11,263	—	$—
Liabilities:
Interest rate derivatives	$(11,121)	$—	$(11,121)	$—
Non-Routine Fair Value Measurement
The fair values of indefinite-lived assets and long-lived assets are determined with internal cash flow models based on significant unobservable inputs. The Company measures the fair value of its property, plant and equipment using the discounted cash flow method, the fair value of its customer contracts using the multi-period excess earning method and income based “with and without” method, the fair value of its trade names and acquired technology using the “income-based relief-from-royalty” method and the fair value of its non-compete agreement using the “lost income” approach. Assets acquired as a result of the acquisition of the C&J and Alamo transactions were recorded at their fair values on the date of acquisition. See Note (3) Mergers and Acquisitions for further details.
Given the unobservable nature of the inputs used in the Company’s internal cash flow models, the cash flows models are deemed to use Level 3 inputs.
Credit Risk
The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, derivative contracts and trade receivables.
The Company’s cash balances on deposit with financial institutions totaled $110.7 million and $276.0 million as of December 31, 2021 and 2020, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 to 60 days or less. Significant customers are those that individually account for 10% or more of the Company’s consolidated revenue or total accounts receivable. As of December 31, 2021, trade receivables from one customer individually represented 17% of the Company’s total accounts receivable. As of December 31, 2020, trade receivables from one customer individually represented 17% of the Company’s total accounts receivable.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging. As of December 31, 2021, the Company had $1.9 million in allowance for credit losses. As of December 31, 2020, the Company had $2.7 million in allowance for credit losses, including the increase of $1.5 million from the adoption of ASU 2016-13.
The Company recognized $2.0 million of bad debt expense, net of recoveries during the year ended December 31, 2021. During the year ended December 31, 2020, the Company had $2.0 million of recoveries from previously written-off receivables, net of bad debt expense. During the year ended December 31, 2019, the Company recorded bad debt expense of $0.6 million.

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
As of December 31, 2021, the Company had four types of stock-based compensation under its Equity Award Plans: (i) restricted stock awards issued to independent directors and certain executives and employees, (ii) restricted stock units issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers and (iv) performance-based restricted stock units issued to executive officers and key management employees. The Company has approximately 7,844,941 shares of its common stock reserved and available for grant under the Equity and Incentive Award Plan.
For details on the Company’s accounting policies for determining stock-based compensation expense, see Note (2)    Summary of Significant Accounting Policies: (k) Stock-based compensation. Non-cash stock compensation expense is generally presented within selling, general and administrative expense in the consolidated statements of operations and comprehensive loss however, for the year ended December 31, 2020, the Company presented $2.7 million within merger and integration. These amounts primarily relate to the accelerated vesting of certain awards that contained pre-existing change in control provisions.
The following table summarizes stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 (in thousands of dollars):

	Year Ended December 31,
	2021	2020	2019
Restricted stock awards	1,364	1,589	1,486
Restricted stock units	14,674	19,201	20,426
Non-qualified stock options	76	894	3,498
Restricted stock performance-based stock unit awards	8,563	4,142	3,567
Stock-based compensation	$24,677	$25,826	$28,977
Tax benefit	(4,751)	(5,557)	(6,954)
Stock-based compensation, net of tax	$19,926	$20,269	$22,023

(a) Restricted stock awards
For the years ended December 31, 2021, 2020, and 2019 the Company recognized $1.4 million, $1.6 million, and $1.5 million respectively, of non-cash stock compensation expense. As of December 31, 2021, total unamortized compensation cost related to unvested restricted stock awards was $0.5 million, which the Company expects to recognize over the remaining weighted-average period of 0.45 years.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Rollforward of restricted stock awards as of December 31, 2021 is as follows:

	Number of Restricted Stock Awards (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2020	623	$2.27
Shares issued	256	5.67
Shares vested	(669)	2.70
Shares forfeited	—	—
Non-vested balance at December 31, 2021	210	$5.67

(b) Restricted stock units
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $14.7 million, $19.2 million and $20.4 million, respectively, of non-cash stock compensation expense. As of December 31, 2021, total unamortized compensation cost related to unvested restricted stock units was $21.9 million, which the Company expects to recognize over the remaining weighted-average period of 1.76 years.
Rollforward of restricted stock units as of December 31, 2021 is as follows:

	Number of Restricted Stock Units (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2020	4,087	$6.12
Units issued	5,909	4.08
Units vested	(1,682)	6.8
Units forfeited	(725)	4.54
Non-vested balance at December 31, 2021	7,589	$4.53
(c) Non-qualified stock options
For the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.1 million, 0.9 million and $3.5 million, respectively, of non-cash stock compensation expense. As of December 31, 2021, the Company did not have any unamortized compensation cost related to unvested stock options.

Rollforward of stock options as of December 31, 2021 is as follows:

	Number of Stock Options (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2020	1,741	$4.86
Options granted	—	—
Options exercised	—	—
Actual options forfeited	—	—
Options expired	—	—
Total outstanding at December 31, 2021	1,741	$4.86

There were 1.7 million stock options exercisable or vested at December 31, 2021.

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

(d) Performance-based RSU awards
During the first and second quarter of 2021, the Company issued 550,899 and 1,473,736 of performance based RSUs to executive officers under its Equity Award Plans, which were fair valued at $3.2 million and $13.7 million using a Monte Carlo simulation method. Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from —% to 200% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of December 31, 2021, total unamortized compensation cost related to unvested performance-based RSUs was $14.2 million, which the Company expects to recognize over the weighted-average period of 1.91 years.

	Number of Performance-based RSU’s (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2020	1,268	$7.15
Performance-based RSU’s issued	2,220	7.91
Performance-based RSU’s vested	(590)	3.36
Performance-based RSU’s forfeited	(50)	6.27
Total outstanding at December 31, 2021	2,848	$8.56
Assumptions used in calculating the fair value of the first quarter performance-based RSU’s granted during the year are summarized below:

2021 Performance based RSU’s Granted
Valuation assumptions:
Expected dividend yield	0%
Expected equity volatility, including peers	55.2% - 147.9%
Expected term (years)	3
Risk-free interest rate	0.2% - 0.3%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(13) Stockholders’ Equity
(a) Vesting of Stock Awards
During the year ended December 31, 2021, 2,162,825 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of stock-based compensation awards. Shares withheld during the period were immediately retired by the Company.
(b) C&J Merger
As described in Note (3) Mergers and Acquisitions, the Company completed the C&J Merger on October 31, 2019 for total consideration of approximately $485.1 million, consisting of (i) equity consideration in the form of 105.9 million shares of common stock issued to C&J stockholders with a value of $481.9 million and (ii) replacement share based compensation awards attributable to pre-Merger services with a value of $3.2 million.
(c) Alamo Acquisition
As described in Note (3) Mergers and Acquisitions, the Company completed the Alamo Acquisition on August 31, 2021 for total consideration of approximately $235.6 million, consisting of equity consideration in the form of 26 million shares of the Company’s common stock issue to Alamo ownership with a value of $82.3 million.
(14) Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2020	$(357)	$(12,753)	$(13,110)
Net income (loss)	—	2,741	2,741
Other comprehensive loss	407	1,703	2,110
December 31, 2021	$50	$(8,309)	$(8,259)
The following table summarizes reclassifications out of accumulated other comprehensive loss into earnings during years ended December 31, 2021, 2020 and 2019 (in thousands of dollars):

	Year Ended December 31,			Affected line item in the consolidated statements of operations and comprehensive loss
	2021	2020	2019
Interest rate derivatives, hedging	$(2,741)	$(2,334)	$239	Interest expense

(15) Loss per Share
Basic loss per share is based on the weighted average number of common shares outstanding during the period. Restricted stock awards and RSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.
Diluted loss per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Company’s Equity and Incentive Award Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities that are excluded from the computation of diluted income or (loss) per share as their impact would be anti-dilutive.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
A reconciliation of the numerators and denominators used for the basic and diluted net loss per share computations is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(119,423)	$(346,883)	$(106,157)

Denominator:
Basic weighted-average common shares outstanding(1)	224,401	213,795	122,977
Dilutive effect of restricted stock awards	145	199	43
Dilutive effect of RSUs granted under stock incentive plans	1,140	39	81
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	625	1,041	—
Diluted weighted-average common shares outstanding	226,311	215,074	123,101

(1)     As a result of the net loss incurred by the Company for the years ended December 31, 2021, 2020 and 2019, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

(16) Leases
The Company adopted the new leases standard (ASC 842) effective January 1, 2019, using the modified retrospective transition method. The Company recognized a lease right-of-use asset and lease liability of approximately $61.0 million on its consolidated balance sheet on January 1, 2019, for its operating leases that existed upon the effective date, with no additional impact to its consolidated statements of operations and comprehensive loss or statements of cash flows. The Company also determined that while its hydraulic fracturing fleets represent lease components in its customer contracts, these lease components do not represent the predominant components in its customer contracts. As such the Company has elected to account for the combined components of its customer contracts under the revenue recognition standard. In connection with the adoption of this standard, the Company implemented internal controls to ensure that the Company's contracts are properly evaluated to determine applicability under the new lease standard and that the Company properly applies the standard in accounting for and reporting on all its qualifying leases.

The Company has operating leases for certain of its corporate offices, field shops, apartments, warehouses, rail cars, frac pumps, trailers, tractors and certain other equipment. The Company also has finance leases for its light duty vehicles and frac pumps. The Company acquired the majority of its finance leases as part of the Alamo Acquisition and inherited Alamo’s lease classification as of the time of the acquisition.

The Company's leases have variable payments with annual escalations that are based on the proportion by which the consumer price index ("CPI") for all urban consumers increased over the CPI index for the prior comparative year. The Company's leases have remaining lease terms of less than 1 to 13 years, some of which include extension and termination option. None of these extension and termination options were used to determine the Company's right-of-use assets and lease liabilities, as the Company has not determined it is probable that it will exercise any of these options. None of the Company's leases have residual value guarantees.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The components of the Company's lease costs are as follows:

	(Thousands of Dollars)
	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease cost	$19,607	$15,702
Finance lease cost:
Amortization of right-of-use assets	1,418	2,027
Interest on lease liabilities	584	269
Total finance lease cost	2,002	2,296
Short-term and Variable lease cost(1)	6,537	7,469
Sublease income	—	—
Total lease cost	$28,146	$25,467
(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

	(Thousands of Dollars)
	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$14,507	$21,049
Operating cash flows from finance leases	538	240
Financing cash flows from finance leases	4,155	3,752
Weighted average remaining lease terms are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Operating leases	6.98 years	4.72 years
Finance leases	2.98 years	1.88 years
Weighted average discount rate on the Company's lease liabilities are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Operating leases	6.83%	8.65%
Finance leases	4.00%	5.79%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Maturities of the Company's lease liabilities as of December 31, 2021, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2022	$8,709	$13,001
2023	5,560	17,256
2024	3,497	10,042
2025	2,929	923
2026	2,275	—
Thereafter	12,022	—
Total undiscounted remaining minimum lease payments	34,992	41,222
Less imputed interest	(7,094)	(2,443)
Total discounted remaining minimum lease payments	27,898	$38,779

During the year ended December 31, 2021, the Company entered into two separate agreements with a supplier to sell some diesel-fueled equipment in exchange for credits used to purchase Tier 4 DGB conversion and conversion kits. As part of the agreement, the Company would lease back the equipment for 18 months. The Company determined that the first agreement did not meet the criteria to be classified as a sale-leaseback transaction and was deemed a failed sale-leaseback. This resulted in the recognition of a finance liability of $15.8 million classified in other current liabilities and other non-current liabilities in the consolidated balance sheets. The second agreement met the criteria to be classified as a sale-leaseback transaction and resulted in the recognition of a right-of-use asset and a finance lease liability of $3.0 million and a finance liability of $1.9 million.

As of December 31, 2021, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.

(17) Income Taxes
The following table summarizes the income (loss) from continuing operations before income taxes in the following jurisdictions:

	(Thousands of Dollars)
	Year Ended December 31,
	2021	2020	2019
Domestic	$(157,713)	$(357,250)	$(106,879)
Foreign	39,976	11,837	1,727
	$(117,737)	$(345,413)	$(105,152)
The components of the Company’s income tax provision are as follows:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	(Thousands of Dollars)
	Year Ended December 31,
	2021	2020	2019
Current:
State	$(54)	$(297)	$709
Foreign	1,677	1,858	627
Total current income tax provision	$1,623	$1,561	$1,336
Deferred:
Federal	$55	$(158)	$(239)
State	8	53	(92)
Foreign	—	14	—
Total deferred income tax provision	63	(91)	(331)
	$1,686	$1,470	$1,005
The following table presents the reconciliation of the Company’s income taxes calculated at the statutory federal tax rate, currently 21%, to the income tax provision in its consolidated statements of operations and comprehensive loss. State income tax benefit is offset by state deferred tax asset calculation adjustment which negates the expected state income tax benefit impact on the financials. The Company’s effective tax rate for 2021 of (1.43)% differs from the statutory rate, primarily due to state taxes, foreign withholding taxes, and a change in the valuation allowance. The Company’s effective tax rate for 2020 was (0.43)%.

	(Thousands of Dollars)
	December 31, 2021	December 31, 2020	December 31, 2019
Income tax provision computed at the statutory federal rate	$(24,724)	$(72,537)	$(22,082)
Reconciling items:
State income taxes, net of federal tax benefit	(1,959)	(12,222)	(1,463)
Deferred tax asset valuation adjustment	25,306	82,557	14,987
Permanent differences	2,796	4,589	9,962
Foreign withholding taxes	1,683	1,870	627
Other	(1,416)	(2,787)	(1,026)
Income tax provision	$1,686	$1,470	$1,005
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
rates.

	(Thousands of Dollars)
	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Stock-based compensation	$6,247	$4,972	$4,124
Net operating loss and other carry-forwards	364,882	284,151	196,949
Accruals and other	14,472	15,535	21,411
PPE & Intangibles	—	—	1,474
Gross deferred tax assets	385,601	304,658	223,958
Valuation allowance	(318,260)	(294,101)	(223,419)
Total deferred tax assets	$67,341	$10,557	$539
Deferred tax liability:
PP&E and intangibles	$(65,163)	$(8,317)	$—
Prepaids and other	(2,241)	(2,240)	(645)
Total deferred tax liability	(67,404)	(10,557)	(645)
Net deferred tax liability	$(63)	$—	$(106)
As of December 31, 2021, NexTier had total U.S. federal tax net operating loss (“NOL”) carryforwards of $1.5 billion, of which, $380.2 million, if not utilized, will begin to expire in the year 2031. The remaining federal NOLS can be carried forward indefinitely. The total deferred tax asset for net operating loss and other carryforwards also includes approximately $40.9 million of interest expense carryovers with indefinite life. Of the federal NOLs that can be carried forward indefinitely, $350.8 million is related to the Company’s current year federal tax loss. The Company has state NOLS of $617.0 million, which if not utilized, will expire in various years between 2025 and 2038. Additionally, the Company has $18.0 million of NOLs in foreign jurisdictions that, if not utilized, will begin to expire in the year 2034.
As a result of the C&J Merger on October 31, 2019, NexTier had a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change NOLs and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the Company as of the effective date of the C&J Merger. The Company’s Section 382 annual limitation is $8.5 million. In addition, this annual limitation is subject to adjustments from the realization of net unrealized built-in gain (“NUBIG”) during a five-year recognition period ending October 31, 2024. As of December 31, 2021, it is expected that all of the Company’s pre-change NOLs of $398.8 million incurred prior to the C&J Merger will be available for use during the applicable carryforward period without becoming permanently lost by the Company due to expiration. The Company’s pre-change NOLs subject to expiration comprise $275.8 million out of the total $398.8 million.
C&J Energy Services, Inc. had Pre-change NOLs carry forward prior to the C&J Merger. As a result of the C&J Merger, such NOLs were carried over to the Company. These NOLs are also subject to an annual limitation under IRC Section 382. The Company’s annual limitation with respect to the C&J Energy NOLs is $8.6 million and is subject to adjustments from the realization of net unrealized built-in loss (“NUBIL”) during a five-year recognition period ending October 31, 2024. Due to this IRC Section 382 annual limitation, some of the NOLs carried over to the Company from C&J Energy Services, Inc. are expected to become permanently lost by the Company due to the expiration and will not be available for use by the Company during the applicable carryforward period. The Company has not reflected the NOLs expected to expire as a result of this limitation in its summary of deferred tax assets or in the NOLs disclosed within this paragraph. The pre-change NOLs carried over from C&J Energy Services, Inc. including built-in loss through December 31, 2021, total $443.3 million of which $104.4 million are subject to expiration, but not expected to expire as a result of the IRC Section 382 limitation.
ASC 740, “Income Taxes,” requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of December 31, 2021 fully offsets the net deferred tax assets, excluding deferred tax liabilities related to certain indefinite-lived assets. The valuation allowance as of December 31, 2017 fully offsets the impact of the initial benefit recorded related to the formation of NexTier Oilfield Solutions Inc., excluding deferred tax liabilities related to certain indefinite lived assets. This initial deferred impact was recorded as an adjustment to equity due to a transaction between entities under common control. The valuation allowances as of December 31, 2021, 2020, and 2019 were $318.3 million, $294.1 million and $223.4 million, respectively.
Changes in the valuation allowance for deferred tax assets were as follows:

(Thousands of Dollars)
Valuation allowance as of the beginning of January 1, 2021	$294,101
Charge as (benefit) expense to income tax provision for current activities	25,306
Changes to other comprehensive loss	(1,147)
Valuation allowance as of December 31, 2021	$318,260
The Company may be subject to the Global Intangible Low-Taxed Income (“GILTI”) as a result of its foreign operations. The Company accounts for any U.S. taxable income inclusion under GILTI as a permanent book/tax difference.
There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended December 31, 2021, 2020 and 2019. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns, and its accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company classifies interest and penalties within the provision for income taxes. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2018 through December 31, 2020 for federal tax purposes and for the years ended December 31, 2017 through December 31, 2020 for state tax purposes.
(18) Commitments and Contingencies
As of December 31, 2021, and 2020, the Company had $1.0 million and $4.9 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $54.1 million and $23.4 million, as of December 31, 2021, and 2020, respectively.
As of December 31, 2021, the Company has a letter of credit of $23.2 million under the 2019 ABL Facility.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of some of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $47.8 million, $77.6 million and $160.0 million amounts of proppant under its take-or-pay agreements during the years ended December 31, 2021, 2020 and 2019.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Aggregate minimum commitments under long-term raw material supply agreements with payment penalties for minimum tonnage purchases for the next five years as of December 31, 2021 are listed below:

(Thousands of Dollars)
Year-end December 31,
2022	$33,886
2023	5,160
2024	1,190
2025	—
2026	—
$40,236
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
Regulatory Audits
Prior to the consummation of the C&J Merger, the Company and C&J had been notified by certain state taxing authorities that these taxing authorities would be conducting routine sales and use tax audits of certain wholly owned operating subsidiaries of the Company for tax periods ranging from January 2011 through December 2019. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. During the first quarter of 2021, the Company obtained additional information that resulted in a reduction of the Company's accrual related to this tax audit by $13.3 million. During the second quarter of 2021, the Company further reduced the accrual related to this tax audit by $8.8 million, after taking into account additional information obtained, including refund claims relating to such periods. The Company received a final settlement offer from Texas Attorney General Office on September 8, 2021 for $3.7 million, which resulted in an additional reduction to the accrual by $2.8 million. These reductions were recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Alamo is subject to regulatory audits by state taxing jurisdictions it operates in. There was an ongoing tax audit when the Alamo Acquisition was completed. The Company evaluated the potential assessment and exposures for all taxing jurisdictions and recorded an estimate of $17.7 million. The estimate is included in the purchase price allocation disclosed under Note (3) Alamo Acquisition.
(19) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P. and Cerberus Technology Solutions LLC, affiliates of the Company’s principal equity holder, provide certain consulting services to the Company. The Company paid $0.6 million, $2.2 million and $4.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.
In connection with the Company’s research and development initiatives, the Company engaged in transactions with its equity-method investee. As of December 31, 2020, the Company had purchased $1.7 million of shares in its equity-method investee. In the first quarter of 2020, the Company had enough evidence to believe that it would not be able to recover its $1.7 million investment in its equity-method investee and completely impaired it. The impairment is recorded in impairment expense in the consolidated statement of operations and comprehensive loss. For additional information, see Note (2) Summary of Significant Accounting Policies.
As part of the Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued as $30.0 million in the aggregate . During the year ended December 30, 2021, the Company provided services to Alamo Frac Holdings, LLC of $6.3 million as part of the Purchase Agreement. The Company has a remaining customer contract liability related to these services of $23.7 million as of December 31, 2021.
(20) Retirement Benefits and Nonretirement Postemployment Benefits
Defined Contribution Plan
The Company sponsors two different 401(k) defined contribution retirement plans covering eligible employees. The Company makes matching contributions of up to 3.5% of eligible compensation, but suspended the Company matching contribution to the 401(k) plans as of May 1, 2020. Eligible employees can make annual contributions to one of the two plans for which they are eligible up to the maximum amount allowed by current federal regulations, as noted in the plan documents. Due to the suspension of the matching contribution plan, the Company did not make any contributions during the year ended December 31, 2021. Contributions made by the Company related to the years ended December 31, 2020, and 2019 were $4.5 million and $8.1 million, respectively.
Severance
The Company provides severance benefits to certain of its employees in connection with the termination of their employment. Severance benefits offered by the Company were $2.1 million, $27.0 million and $16.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(21) Business Segments
In accordance with ASC No. 280, Segment Reporting (“ASC 280”), the Company routinely evaluates whether its separate segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.
In 2019, due to the transformative nature of the C&J Merger, the CODM changed the way in which the Company is managed, including the level at which to make performance evaluation and resource allocation decisions. Discrete financial information was created to provide the segment information necessary for the CODM to manage the Company under the revised operating segment structure. On March 9, 2020 the Company announced it had completed the divestiture of its Well Support Services (“WSS”) segment. As a result of the changes to

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
operating segments, the Company revised its reportable segments subsequent to the completion of the C&J Merger and prior to the WSS divestiture, the Company’s revised reportable segments were: (i) Completion Services and (ii) Well Construction and Intervention Services (“WC&I”) and (iii) Well Support Services. Subsequent to the WSS divestiture, the Company’s reportable segments were (i) Completion Services, and (ii) Well Construction and Intervention Services. This segment structure reflects the financial information and reports used by the Company’s management, specifically including its CODM, to make decisions regarding the Company’s business, including performance evaluation and resource allocation decisions. As a result of the revised reportable segment structure subsequent to the C&J merger, the Company has restated the corresponding items of segment information for all periods presented.
The following is a description of each reportable segment:
Completion Services
 The Company’s Completion Services segment consists of the following businesses and service lines: (1) fracturing services; (2) wireline and pumpdown services; and (3) completion support services, which includes the Company's research and technology department.
Well Construction and Intervention Services
 The Company’s WC&I segment consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services.
Historical Segment: Well Support Services
 The Company’s Well Support Services segment consisted of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. On March 9, 2020, the Company completed the divestiture of its Well Support Services segment for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, ("WSS Notes") previously issued by Basic. This resulted in a gain on divestiture of $8.7 million. The gain is recorded within (Gain) Loss on Disposal of Assets on the consolidated statements of operations and comprehensive loss. Income per share for the three months ended March 31, 2020 attributable to the divested Well Support Services segment was less than $0.01. On July 29, 2020, the Company received the escrowed cash amount in final settlement for working capital reconciliation.

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

	Year Ended December 31,
	2021	2020	2019
Operations by reportable segment
Adjusted gross profit (loss):
Completion Services(1)	$165,867	$168,276	$401,845
WC&I(1)	10,016	9,731	7,812
Well Support Services(1)	—	12,338	7,967
Total adjusted gross profit	$175,883	$190,345	$417,624
(1)     Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280.

	Year ended December 31, 2021
	Completion Services	WC&I	Well Support Services	Total
Revenue	$1,324,888	$98,553	$—	$1,423,441
Cost of Services	1,165,881	89,440	—	1,255,321
Gross profit excluding depreciation and amortization	159,007	9,113	—	168,120
Management adjustments associated with cost of services(1)	6,860	903	—	7,763
Adjusted gross profit(2)	$165,867	$10,016	$—	$175,883

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year ended December 31, 2019
	Completion Services	WC&I	Well Support Services	Total
Revenue	$1,709,934	$63,039	$48,583	$1,821,556
Cost of Services	1,308,089	55,227	40,616	1,403,932
Gross profit excluding depreciation and amortization	401,845	7,812	7,967	417,624
Management adjustments associated with cost of services(3)	—	—	—	—
Adjusted gross profit(2)	$401,845	$7,812	$7,967	$417,624

(2) Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company’s segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280.
(3) Adjustments relate to integration costs recorded in costs of services as a result of the RSI asset acquisition in 2018.

	(Thousands of Dollars)
	December 31, 2021	December 31, 2020
Total assets by segment:
Completion Services	$1,201,265	$689,814
WC&I	60,195	62,959
Well Support Services	—	—
Corporate and Other	196,121	405,115
Total assets	$1,457,581	$1,157,888

Goodwill by segment:
Completion Services	$192,780	$104,198
WC&I	—	—
Well Support Services	—	—
Corporate and Other	—	—
Total goodwill	$192,780	$104,198

(22) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021, and there was no impact on the financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(b) Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard is effective beginning on December 15, 2022. The Company does not expect ASU 2021-08 to have any impact on its consolidated financial statements.
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
In October 2020, the FASB issued ASU 2020-10 “Codification Improvements”. ASU 2020-10 improves the clarity and consistency of various provisions in the Codification. This standard was effective for fiscal years beginning after December 15, 2020. ASU 2020-10 did not have any impact on the its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on the issuer's accounting for convertible debt instruments and convertible preferred stock. This standard was effective for fiscal years beginning after December 15, 2021. ASU 2020-06 did not have any impact on the Company's consolidated financial statements.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon criteria set forth in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has excluded the acquired business of Alamo Pressure Pumping, LLC and its subsidiaries (which we refer to herein as “Alamo”). We completed the Alamo Acquisition on August 31, 2021, and the excluded business represents $413.6 million of total assets and total revenues of $172.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Based on our assessment, we believe that as of December 31, 2021, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control Over Financial Reporting
As disclosed in Note (3) Alamo Acquisition of Part II, “Item 8. Financial Statements and Supplmental Data”, we acquired Alamo on August 31, 2021. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at Alamo. The two companies maintained separate accounting systems through December 31, 2021. The consolidated financial statements presented in this Annual Report on Form 10-K were prepared using information obtained from these separate accounting systems.

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Continuing Award Program for Qualified Retirees
On February 17, 2022, the compensation committee of our board of directors adopted and approved a Continuing Award Program to provide continued vesting for long-term and short-term incentive awards upon the retirement of Qualified Retirees (the “Continuing Award Program”). The Continuing Award Program is intended and designed to promote a smooth transition for eligible employees nearing retirement. The key highlights of the program are as follows:
•Eligible employees who are at least age 55 and who have at least 5 years of service with the Company (with at least three of the most recent years being with the Company) are eligible for the Continuing Award Program if their combined age and service equals 65.
•Eligible employees may notify the Company of their intended retirement no more than 1 year in advance of retirement and no less than 6 months in advance of their intended retirement.
•If eligible employees comply with the notice requirements and the Company accepts their application for retirement, the eligible employees will continue to vest in their long-term incentive awards through the end of the applicable vesting or performance period for any long-term incentive awards that were granted at least 6 months before their notice date (i.e., they are no longer required to perform services to continue to vest in such awards following retirement).
•Eligible employees who have at least 4 months of service during the short-term incentive plan year during which they retire will also remain eligible for their short-term incentive award for such year.
The remaining terms and conditions of the Company’s long-term and short-term incentive programs remain the same. Accordingly, any performance metrics will continue to apply and payment or settlement of any outstanding awards will occur at the same time and on the same conditions as if the employee had not retired.
The foregoing description of the Continuing Award Program does not purport to be complete and is qualified in its entirety by reference to the full text of the Continuing Award Program, which is filed as Exhibit 10.44 to this Annual Report on Form 10-K and is incorporated herein by reference.
Leadership Severance Program
On February 17, 2022, the compensation committee of our board of directors also adopted and approved a Leadership Severance Program (the “Severance Program”) to provide severance commitments to its named executive officers, as well as its other officers and vice presidents. Under the Severance Program, named executive officers will be eligible for 1.5 times their annual base salary and target short-term incentive award payable in 12 equal installments and 12 months of subsidized COBRA following a termination without Cause (as defined in the Severance Program) or by the executive for Good Reason (as defined in the Severance Program). The named executive officers will be eligible for a prorated short-term incentive award for the year of termination and will also be eligible to fully vest in any RSUs and vest in any PSUs based on actual performance. In the event that the termination of employment without Cause or by the executive for Good Reason occurs within 2 years following a Change in Control (as defined in the Severance Program), the multiple of annual base salary and target short-term incentive award will be increased to 2 times and subsidized COBRA coverage will be provided for 18 months. The named executive officers would also receive the target short-term incentive award for the year of termination and fully vest in any RSUs and vest in any PSUs based on the greater of target or actual performance. In the event of a named executive officer’s disability or death, the executive would be entitled to a prorated short-term incentive award for the year of disability or death and fully vest in any RSUs and vest in any PSUs based on target performance.

The Severance Program provides similar severance commitments to other officers and vice presidents at reduced levels. All Severance Program benefits are subject to an eligible employee’s timely execution and non-revocation of a release and waiver agreement in favor of the Company and are subject to the Company’s clawback policy.
The foregoing description of the Severance Program does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Program, which is filed as Exhibit 10.45 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021.

Item 11. Executive Compensation
Incorporated herein by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
Incorporated herein by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed than no later 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference from the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2021.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Group, Inc. and King Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019).
2.2	Purchase Agreement, dated August 4, 2021, by and among NexTier Completion Solutions Inc., NexTier Oilfield Solution Inc., Alamo Frac Holdings, LLC, Alamo Pressure Pumping, LLC and the Owner Group identified therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021).
3.1	Certificate of Incorporation of Keane Group, Inc. dated October 13, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
3.2	Certificate of Amendment to Certificate of Incorporation of Keane Group, Inc. dated October 31, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2017).
3.4	First Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).
4.1	Second Amended and Restated Stockholders' Agreement, dated October 31, 2019, by and among Keane Group, Inc. and Keane Investor Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.1	Second Amended and Restated Asset-Based Revolving Credit Agreement, dated October 31, 2019, by and among NexTier Oilfield Solutions Inc. (f/k/a Keane Group, Inc.), Keane Group Holdings, LLC, as the Lead Borrower, certain other subsidiaries of NexTier Oilfield Solutions Inc. as additional borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
10.2	Term Loan Agreement, dated May 25, 2018, by and among Keane Group Inc., as the Parent, Keane Group Holdings, LLC, as the Lead Borrower, the Subsidiary Guarantors party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
10.3	Master Loan and Security Agreement, dated August 20, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2021).
10.4†	Keane Management Holdings LLC Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.5†	NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, dated effective October 31, 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on November 1, 2019).
10.6†	Amendment No. 1 to NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2021).

10.7†	NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (Amended and Restated 2021) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.8†	Form of Keane Group, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.10†	Form of Director Services Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.11†	Keane Group, Inc. Form of Restricted Stock Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 26, 2017).
10.12†	Keane Group, Inc. Form of Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed on March 21, 2017).
10.13†	Form of Keane Group, Inc. Equity and Incentive Award Plan Amendment to Deferred Stock Award Agreement (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2019).
10.14†	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).
10.15†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).
10.16†	Keane Group, Inc. Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.17†	Keane Group, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.18†	Keane Group, Inc. Form of Restricted Stock Unit Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2019).
10.19†	Keane Group, Inc. Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.20†	Form of Amendment to Keane Group, Inc. Restricted Unit Award Agreements with each of James Stewart, Greg Powell, Paul Debonis and Kevin McDonald (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.21†	Form of Amendment to Keane Group, Inc. Non-Qualified Stock Option Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.22†	C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on January 13, 2017).
10.23†	First Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.24†	Second Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.25†	Restricted Share Agreement (C&J Executive Employment Agreements) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.26†	Restricted Share Agreement (Restrictive Covenants) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.27†	Nonqualified Stock Option Agreement (C&J Executive Employment Agreements) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.5 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).

10.28†	Nonqualified Stock Option Agreement (Restrictive Covenants) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to C&J Energy Services Inc.’s Annual Report on Form 8-K filed on February 6, 2017).
10.29†	Performance Share Agreement under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.30†	Performance Share Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.11 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.31†	Performance Share Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.12 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.32†	Restricted Share Unit Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.13 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.33†	Restricted Share Unit Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.14 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.34†	Cash Retention Award Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.15 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.35†	Cash Retention Award Agreement (C&J Employment Agreement - Tier II) under 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.16 to C&J Energy Services Inc’s Annual Report on Form 10-K filed on February 27, 2019).
10.36†	Form of RSU Award Agreement 2020 (Executive) (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.37†	Form of PSU Agreement 2020 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.38†	Form of RSU Award Agreement 2021 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2021).
10.39†	Form of PSU Award Agreement 2021 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2021).
10.40†*	Form of Stock Payment Award Agreement.
10.41†*	Form of RSU Award Agreement 2022.
10.42†*	Form of PSU Award Agreement 2022.
10.43†*	Form of Performance Award Agreement 2022.
10.44†*	Continuing Award Program for Qualified Retirees.
10.45†*	Leadership Severance Program.
10.46†	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Robert Drummond (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 filed on July 16, 2019).
10.47†	Amended Form of Restricted Unit Award Agreement for R. Drummond (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).
10.48†	Third Amended and Restated Employment Agreement, dated June 16, 2019, by and between Keane Group, Inc. and Greg Powell (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-4 filed on July 16, 2019).
10.49†	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Kevin M. McDonald (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-4 filed on July 16, 2019).

10.50†	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between NexTier Oilfield Solutions Inc. and Ian J. Henkes (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.51†	Second Amended and Restated Employment Agreement, dated January 13, 2021, by and between NexTier Oilfield Solutions Inc. and Kenny Pucheu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 15, 2021).
10.52†	Form of Third Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group Inc. and James C. Stewart (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.53†	Separation Agreement for James Stewart (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.54†	Employment Agreement, dated February 20, 2017, by and between KGH Intermediate Holdco II, LLC and Phung Ngo-Burns (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017).
10.55†	Amendment to Employment Agreement of Phung Ngo-Burns, dated March 20, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2020).
10.56†	Employment Agreement, dated August 4, 2021, by and between Alamo Pressure Pumping, LLC and Michael Joseph McKie (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2021).
10.57†	Form of Earnout Agreement by and between NexTier Completion Solutions Inc. and Alamo Frac Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021).
10.58	Form of Registration Rights Agreement by and between NexTier Oilfield Solutions Inc. and Alamo Frac Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021).
21.1*	Schedule of Subsidiaries of NexTier Oilfield Solutions Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 23, 2022.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Robert W. Drummond
Robert W. Drummond
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Drummond	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Robert W. Drummond

/s/ Kenneth Pucheu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Kenneth Pucheu

/s/ Oladipo Iluyomade	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 23, 2022
Oladipo Iluyomade

/s/ James C. Stewart	Director	February 23, 2022
James C. Stewart

/s/ Stuart Brightman	Director	February 23, 2022
Stuart Brightman

/s/ Gary M. Halverson	Director	February 23, 2022
Gary M. Halverson

/s/ Patrick Murray	Director	February 23, 2022
Patrick Murray

/s/ Amy H. Nelson	Director	February 23, 2022
Amy H. Nelson

/s/ Mel Riggs	Director	February 23, 2022
Mel Riggs

/s/ Bernardo Rodriguez	Director	February 23, 2022
Bernardo Rodriguez

/s/ Michael Roemer	Director	February 23, 2022
Michael Roemer

/s/ Scott Wille	Director	February 23, 2022
Scott Wille