Form 10-Q
period 2022-03-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2022-04-28
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2022, the registrant had 244,035,932 shares of common stock outstanding.
Auditor Name: KPMG LLP Auditor Location: Houston, Texas Auditor Firm ID: 185

REFERENCES WITHIN THIS QUARTERLY REPORT
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to (i) the terms "Company," "NexTier," "we," "us" and "our" refer to NexTier Oilfield Solutions Inc. and its consolidated subsidiaries; (ii) the term "Keane Group" refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term "Keane Investor" refers to Keane Investor Holdings LLC; (iv) the term "Cerberus" refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds; and (v) the term "Alamo" refers to Alamo Pressure Pumping, LLC and its consolidated subsidiaries. As used in this Quarterly Report on Form 10-Q, capacity in the hydraulic fracturing business refers to the total number of hydraulic horsepower, regardless of whether such hydraulic horsepower is active and deployed, active and not deployed or inactive. While the equipment and amount of hydraulic horsepower required for a customer project varies, we calculate our total number of fleets, as used in this Quarterly Report on Form 10-Q, by dividing our total hydraulic horsepower by approximately 63,000 hydraulic horsepower.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "estimate," "predict," "potential," "outlook," "reflect," "forecast," "future," or "continue," or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•the continued impact of the COVID-19 pandemic (including as a result of the emergence of new variants and strains of the virus, such as Delta and Omicron) and the evolving response thereto by governments, private businesses or others to contain the spread of the virus and its variants or to treat its impact;
•changing regional, national or global economic conditions, including rising inflation and supply chain issues;
•the ongoing impact of geopolitical conflicts;
•our business strategy;
•our plans, objectives, expectations and intentions;
•the competitive nature of the industry in which we conduct our business, including pricing pressures;
•our future operating results;
•crude oil and natural gas demand and production growth;
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
•planned acquisitions, divestitures and future capital expenditures;

•our ability to maintain secure and effective information technology systems;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, except as specifically set forth herein. We undertake no obligation to revise or update any forward-looking statements for any reasons, expect as required by law.
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
While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

PART I

Item 1. Financial Statements

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except par value)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$99,788	$110,695
Trade and other accounts receivable, net	391,682	301,740
Inventories, net	50,948	38,094
Assets held for sale	910	1,555
Prepaid and other current assets	47,414	55,625
Total current assets	590,742	507,709
Operating lease right-of-use assets	20,541	21,767
Finance lease right-of-use assets	41,875	41,537
Property and equipment (net of accumulated depreciation of $968,439 and $951,170)	613,163	620,865
Goodwill	192,780	192,780
Intangible assets (net of accumulated amortization of $64,906 and $62,678)	62,146	64,961
Other noncurrent assets	11,131	7,962
Total assets	$1,532,378	$1,457,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$239,769	$190,963
Accrued expenses	238,657	213,923
Customer contract liabilities	21,288	23,729
Current maturities of long-term operating lease liabilities	6,440	7,452
Current maturities of long-term finance lease liabilities	12,035	11,906
Current maturities of long-term debt	13,602	13,384
Other current liabilities	8,801	10,346
Total current liabilities	540,592	471,703
Long-term operating lease liabilities, less current maturities	19,480	20,446
Long-term finance lease liabilities, less current maturities	24,749	26,873
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	358,034	361,501
Other noncurrent liabilities	23,838	30,041
Total noncurrent liabilities	426,101	438,861
Total liabilities	966,693	910,564
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 243,904 and 242,019 shares, respectively)	2,439	2,420
Paid-in capital in excess of par value	1,097,863	1,094,020
Retained deficit	(532,372)	(541,164)
Accumulated other comprehensive loss	(2,245)	(8,259)
Total stockholders' equity	565,685	547,017
Total liabilities and stockholders' equity	$1,532,378	$1,457,581
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$635,043	$228,402
Operating costs and expenses:
Cost of services(1)	524,656	217,777
Depreciation and amortization	55,163	45,868
Selling, general and administrative expenses	35,859	16,069
Merger and integration	9,232	—
Gain on disposal of assets	(823)	(4,592)
Total operating costs and expenses	624,087	275,122
Operating income (loss)	10,956	(46,720)
Other income (expense):
Other income (expense), net	5,370	(2,719)
Interest expense, net	(7,374)	(4,206)
Total other expense	(2,004)	(6,925)
Income (loss) before income taxes	8,952	(53,645)
Income tax expense	(160)	(857)
Net Income (loss)	8,792	(54,502)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(285)	337
Hedging activities	5,612	1,346
Total comprehensive income (loss)	$14,119	$(52,819)

Net income (loss) per share:
Basic net income (loss) per share	$0.04	$(0.25)
Diluted net income (loss) per share	$0.04	$(0.25)

Weighted-average shares outstanding: basic	243,269	215,110
Weighted-average shares outstanding: diluted	247,705	215,110

(1) Cost of services during the three months ended March 31, 2022 and March 31, 2021 exclude depreciation of $50.9 million and $41.3 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)
`

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2021	$2,420	$1,094,020	$(541,164)	$(8,259)	$547,017
Stock-based compensation	19	7,796	—	—	7,815
Shares repurchased and retired related to stock-based compensation	—	(3,953)	—	—	(3,953)
Other comprehensive income	—	—	—	6,014	6,014
Net income	—	—	8,792	—	8,792
Balance as of March 31, 2022	$2,439	$1,097,863	$(532,372)	$(2,245)	$565,685

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	10	5,193	—	—	5,203
Shares repurchased and retired related to stock-based compensation	(1)	(1,009)	—	—	(1,010)
Other comprehensive income	—	—	—	2,349	2,349
Net loss	—	—	(54,502)	—	(54,502)
Balance as of March 31, 2021	$2,153	$994,179	$(476,243)	$(10,761)	$509,328

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,792	$(54,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	55,163	45,868
Amortization of deferred financing fees	528	624
Gain on disposal of assets	(823)	(4,592)
Unrealized gain on derivative recognized in other comprehensive loss	—	1,346
(Gain) loss on financial instrument and derivatives, net	(4,919)	3,575
Stock-based compensation	8,476	5,203
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable, net	(89,937)	(40,955)
Increase in inventories	(14,262)	(2,364)
Decrease (increase) in prepaid and other current assets	13,970	(467)
Decrease in other assets	1,204	8,652
Increase in accounts payable	32,787	18,188
Increase (decrease) in accrued expenses	24,723	(8,972)
Increase (decrease) in customer contract liabilities	(2,442)	11,734
Decrease in other liabilities	(4,594)	(6,564)
Net cash provided by (used in) operating activities	28,666	(23,226)
Cash flows from investing activities:
Purchase of property and equipment	(26,704)	(22,462)
Advances of deposit on equipment	(1,742)	(662)
Implementation of software	(1,392)	(166)
Proceeds from disposal of assets	2,822	9,528
Acquisition of business	482	—
Proceeds from settlement of WSS Notes and make-whole derivative	—	34,350
Proceeds from insurance recoveries	20	—
Net cash provided by (used in) investing activities	(26,514)	20,588
Cash flows from financing activities:
Payments on the term loan facility and equipment loan	(3,579)	(875)
Payments on finance leases	(2,847)	(165)
Payments for financing liabilities	(2,395)	—
Shares repurchased and retired related to stock-based compensation	(3,953)	(1,010)
Net cash used in financing activities	(12,774)	(2,050)
Non-cash effect of foreign translation adjustments	(285)	337
Net increase (decrease) in cash, cash equivalents	(10,907)	(4,351)
Cash and cash equivalents, beginning	110,695	275,990
Cash and cash equivalents, ending	$99,788	$271,639

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$6,991	$5,041

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Income taxes	—	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(16,661)	$(9,017)
Non-cash additions to finance right-of-use assets	1,084	—
Non-cash additions to finance lease liabilities, including current maturities	(852)	—
Non-cash additions to operating right-of-use assets	1,117	822
Non-cash additions to operating lease liabilities, including current maturities	$(1,089)	$(512)
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)    Basis of Presentation and Nature of Operations
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the "SEC") on February 23, 2022.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2022 and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
On August 31, 2021, the Company completed its acquisition (the “Alamo Acquisition”) of Alamo Pressure Pumping, LLC and its wholly owned subsidiaries ("Alamo"). Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate Alamo’s operations, aligning accounting processes and procedures, and integrating its enterprise resource planning system with those of the Company. All of these costs are recorded within merger and integration costs on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For additional detailed information regarding the Alamo Acquisition, see Note (3) Alamo Acquisition.
The consolidated financial statements prior to August 31, 2021 reflect only the historical results of the Company prior to the completion of the Alamo Acquisition. The financial statements have been prepared using the acquisition method of accounting under existing U.S. GAAP, which requires that one of the two companies in the Alamo Acquisition be designated as the acquirer for accounting purposes. The Company and Alamo determined that the Company was the accounting acquirer. Accordingly, consideration given by the Company to complete the Alamo Acquisition was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the Alamo Acquisition, with any excess purchase price allocated to goodwill.

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
A portion of the Company’s contracts contain variable consideration. However, this variable consideration is typically unknown at the time of contract inception, and is not known until the job is complete, at which time the variability is resolved. Examples of variable consideration include the number of hours that will be incurred and the amount of consumables (such as chemicals and proppants) that will be used to complete a job.
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. For those contracts with a term of more than one year, the Company had approximately $25.6 million of unsatisfied performance obligations as of March 31, 2022, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.
Contract Balances

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As of March 31, 2022, the Company’s customer contract liability balance is related to the post close service agreement as a result of the Alamo Acquisition. Payment terms after invoicing are typically 30 to 60 days.
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
Revenue from the Company’s Completion Services and Well Construction and Intervention (“WC&I”) segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing, wireline and pumpdown services pursuant to contractual arrangements, such as term contracts and pricing agreements. In late 2020, the Company began evolving its completion service offerings to develop an integrated natural gas treatment and delivery solution. In 2021, the Company launched its new Power Solutions business, which focuses on gas sourcing, compression, transport, decompression, treatment and related services for our fracturing operations. Revenue from these services are earned as services are rendered, which is generally on a per stage or fixed monthly rate. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Once a stage has been completed or products and services have been provided, a field ticket is created that includes charges for the service performed and the chemicals, proppant, and compressed natural gas consumed during the course of the service. The field ticket may also include charges for the mobilization of the equipment to the location, any additional equipment used on the job and other miscellaneous items. The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
Revenue activities during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022
	(Thousands of Dollars)
	Completion Services	WC&I	Total
Geography
Northeast	$89,558	$5,510	$95,068
Central	113,096	—	113,096
West Texas	380,147	26,078	406,225
West	18,624	835	19,459
International	1,195	—	1,195
	$602,620	$32,423	$635,043

	Three Months Ended March 31, 2021
	(Thousands of Dollars)
	Completion Services	WC&I	Total
Geography
Northeast	$50,108	$5,806	$55,914
Central	34,900	—	34,900
West Texas	106,666	12,478	119,144
West	4,888	1,137	6,025
International	12,419	—	12,419
	$208,981	$19,421	$228,402
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
Gains and losses on disposal of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment and are recognized net within operating costs and expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Major classifications of property and equipment and their respective useful lives are as follows:

Land	Indefinite life
Building and leasehold improvements	13 months – 40 years
Machinery and equipment	13 months – 25 years
Office furniture, fixtures and equipment	3 years – 5 years
Leasehold improvements are assigned a useful life equal to the term of the related lease, or its expected period of use. Depreciation methods, useful lives and residual values are reviewed annually.
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
The Company did not recognize any impairment charges related to the Company’s long-lived assets for the three months ended March 31, 2022 or 2021.
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
For lessees, leases can be classified as finance leases or operating leases, while for lessors, leases can be classified as sales-type leases, direct financing leases or operating leases. As lessee, all leases, with the exception of short-term leases, are capitalized on the balance sheet by recording a lease liability, which represents the Company's obligation to make lease payments arising from the lease and a right-of-use ("ROU") asset, which represents the Company's right to use the underlying asset being leased.
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
For finance leases, the Company amortizes the ROU asset on a straight-line basis over the earlier of the useful life of the ROU asset or the end of the lease term and records this amortization in depreciation and amortization expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For finance leases where the Company has determined it is reasonably certain to exercise a purchase option to acquire the underlying asset, the lessee amortizes the ROU asset to the later of the end of the underlying asset’s useful life or lease term and records this amortization in depreciation and amortization expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company adjusts the lease liability to

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For operating leases, the Company recognizes one single lease cost, comprised of the lease payments and amortization of any associated initial direct costs, within rent expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(f) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards ("RSAs"), restricted stock units to be settled in common stock (“RSUs”), performance-based RSU award (“PSUs”), non-qualified stock options (“stock options”), and performance unit awards (“PUs”) based on the fair value of the awards at the date of grant. The fair value of RSAs and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined by applying the Black-Scholes model to the grant-date market value of the underlying common shares of the Company. The fair value of PSUs and PUs with market conditions are determined using a Monte Carlo simulation method. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method best reflects actual stock-based compensation expense. Compensation expense from time-based RSAs, RSUs, PSUs, PUs, and stock options is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.
The PUs are settled in cash and therefore are recorded as liability-classified awards. The PUs are remeasured at fair value every reporting period and the Company recognizes compensation cost for the changes in fair value pro-rated for the portion of the requisite service period rendered.
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
The Company provides its employees with the option to settle income tax obligations arising from the vesting of their restricted or deferred stock-based compensation awards by withholding shares equal to such income tax obligations. Shares acquired from employees in connection with the settlement of the employees’ income tax obligations are accounted for as treasury shares that are subsequently retired. RSAs, RSUs, and PSUs are not considered issued and outstanding for purposes of earnings per share calculations until vested.
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
The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company’s common stock valued at $82.3 million, post-closing services valued at $30 million, an estimated $15.9 million of contingent consideration, $7.4 million of non-contingent consideration, and a net working capital settlement of $0.5 million that was finalized in the fourth quarter of 2021 and was paid to the Company in the first quarter of 2022. The contingent consideration includes a Tier II upgrade payment and earnout payments, which are contingent upon the achievement of certain performance targets, as described in the Purchase Agreement.
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
The following table summarizes the fair value of the consideration transferred in the Alamo Acquisition and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the Alamo Acquisition Date:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

Total Purchase Consideration (Thousands of Dollars)	Preliminary Purchase Price Allocation	Adjustments	Final Purchase Price Allocation
Cash consideration(1)	$100,000	$—	$100,000
Equity consideration	82,323	—	82,323
Post close services	30,000	—	30,000
Contingent consideration	15,944	—	15,944
Non contingent consideration	7,370	—	7,370
Net working capital adjustment	—	(482)	(482)
Total purchase consideration	$235,637	$(482)	$235,155

Cash	$7,419	$—	$7,419
Trade and accounts receivable	50,619	—	50,619
Inventories	1,726	—	1,726
Prepaid and other current assets	19,654	—	19,654
Assets held for sale	3,282	—	3,282
Property and equipment	114,705	(816)	113,889
Intangible assets	27,113	—	27,113
Finance lease right-of-use assets	35,813	(468)	35,345
Other noncurrent assets	1,676	—	1,676
Total identifiable assets acquired	262,007	(1,284)	260,723
Accounts payable	39,101	—	39,101
Accrued expenses	38,000	—	38,000
Current maturities of long-term finance lease liabilities	10,125	—	10,125
Long-term finance lease liabilities	25,688	(468)	25,220
Non-current liabilities	971	—	971
Total liabilities assumed	113,885	(468)	113,417
Goodwill	87,515	334	87,849
Total purchase consideration	$235,637	$(482)	$235,155

(1) Includes $32.3 million of payments for indebtedness on behalf of Alamo.
The following combined pro forma information assumes the Alamo Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after March 31, 2021 or any operating efficiencies or inefficiencies that resulted from the Alamo Acquisition. The information is not necessarily indicative of results that would have been achieved had the company controlled Alamo during the period presented. Pro forma adjustments related to the elimination of historical interest expense for debt paid off as part of the Alamo Acquisition were $1.3 million quarter ended March 31, 2021.

(unaudited, amounts in Thousands of Dollars)
Three Months Ended March 31, 2021
Revenue	$295,897
Net loss	(47,739)

Net loss per share (basic)	0.20
Net loss per share (diluted)	$0.20

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(4)    Inventories, net
Inventories, net, consisted of the following as of March 31, 2022 and December 31, 2021:

	(Thousands of Dollars)
	March 31, 2022	December 31, 2021
Sand, including freight	$19,082	$9,674
Chemicals and consumables	4,586	4,204
Materials and supplies	27,280	24,216
Total inventory, net	$50,948	$38,094
Inventories are reported net of obsolescence reserves of $6.1 million and $6.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company reduced the reserves by $0.2 million during the three months ended March 31, 2022 and recognized $0.1 million of obsolescence expense during the three months ended March 31, 2021.
(5)    Long-Term Debt
Long-term debt at March 31, 2022 and December 31, 2021 consisted of the following:

	(Thousands of Dollars)
	March 31, 2022	December 31, 2021
2018 Term Loan Facility	$336,875	$337,750
2021 Equipment Loan	38,681	41,321
Other long-term debt	469	533
Less: Unamortized debt discount and debt issuance costs	(4,389)	(4,719)
Total debt, net of unamortized debt discount and debt issuance costs	371,636	374,885
Less: Current portion	(13,602)	(13,384)
Long-term debt, net of unamortized debt discount and debt issuance costs	$358,034	$361,501
Below is a summary of the Company’s credit facilities outstanding as of March 31, 2022:

		(Thousands of Dollars)
	2021 Equipment Loan	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$38,681	$—	$336,875
Letters of credit issued	$—	$23,275	$—
Available borrowing base commitment	n/a	$249,103	n/a
Interest Rate(1)	5.25%	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor.
    Maturities of the 2018 Term Loan Facility and the 2021 Equipment Loan (each as defined herein) for the next five years are presented below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(Thousands of Dollars)
Year-end December 31,
2022	$11,159
2023	15,430
2024	15,790
2025	333,646
2026	—
$376,025
For additional information regarding the terms of our credit facilities, see Note (8) Long-Term Debt to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2021.
(6) Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and WC&I, with significant concentration in the Completion Services segment. During the three months ended March 31, 2022 and 2021, sales to Completion Services customers represented 95% and 91% of the Company's consolidated revenue, respectively.
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
This backdrop drastically impacted the demand for U.S. completions services and resulted in increased demand for our services throughout 2021 relative to 2020. By the end of 2021, we started to see signs of improving supply/demand dynamics for U.S. onshore completion services, which resulted in improved pricing and margins relative to earlier in 2021. These improvements accelerated early in 2022. In the first quarter of 2022, the Company continued to see disciplined increases in oil supply from the Organization of Petroleum Exporting Countries plus ("OPEC+") and U.S. shale operators. The Russian invasion of Ukraine increased uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia. The magnitude, cadence, and resilience of activity and margin improvement is uncertain and dependent on a range of factors, including supply chain disruptions, inflationary pressures, COVID-19 demand resolution, and the ongoing impact of geopolitical tensions on the global economy.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. For the three months ended March 31, 2022, revenue from one customer individually represented more than 10% of the Company's consolidated revenue. This customer was in our completions services segment and represented 11% or $68.6 million of our consolidated revenue. For the three months ended March 31, 2021, revenue from one customer individually represented more 10% or more of the Company's consolidated revenue. This customer represented 10% or $23.2 million of our consolidated revenue.
For the three months ended March 31, 2022, purchases from the Company's top supplier represented approximately 5% of the Company's overall purchases. For the three months ended March 31, 2021, purchases from the Company's top supplier represented approximately 7% of the Company's overall purchases.
(7) Derivatives
    The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
On March 9, 2020, the Company sold its Well Support Services ("WSS") segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including cash and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, previously issued by Basic. Under the terms of the agreement, (the "WSS Notes") were accompanied by a make-whole guarantee at par value, which guaranteed the payment of $34.4 million to the Company after the WSS Notes were held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole was issued under a fund guarantee by Ascribe III Investments LLC ("Ascribe"), a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one year anniversary, the make-whole guarantee would accelerate the WSS Notes to par value of $34.4 million. The Company was entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value of the WSS Notes and the make-whole guarantee were remeasured at fair value at the end of each reporting period. On March 31, 2021, the Company received a $34.4 million cash payment from Ascribe in full settlement of the WSS Notes and the make-whole guarantee. At the time of the cash payment, the WSS Notes and make-whole guarantee had a fair value of $33.6 million, resulting in a realized gain on settlement of $0.8 million. This gain is recorded within other income (expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).
    On May 25, 2018, the Company and certain subsidiaries of the Company as guarantors, entered into a term loan facility (the "2018 Term Loan Facility"). The 2018 Term Loan Facility had an initial aggregate principal amount of $350.0 million and proceeds were used to repay the Company's pre-existing 2017 term loan facility. The 2018 Term Loan Facility has a variable interest rate based on LIBOR, subject to a 1.0% floor. In June 2018, the Company executed a new off-market interest rate swap effective through March 31, 2025 to hedge 50% of its expected LIBOR exposure matching the swap to the 1-month LIBOR, 1% floor, of the 2018 Term Loan Facility, and terminated the pre-existing interest rate swaps. The new interest rate swap was designated in a new cash flow hedge relationship.
    The following tables present the fair value of the Company's derivative instrument on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivative designated as hedging instruments	Derivative not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of March 31, 2022:
Other noncurrent asset	$1,111	$—	$1,111	$—	$1,111
Other current liability	(1,323)	—	(1,323)	—	(1,323)
As of December 31, 2021:
Other current liability	(2,787)	—	(2,787)	—	(2,787)
Other noncurrent liability	$(3,747)	$—	$(3,747)	$—	$(3,747)

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivative designated as cash flow hedges (in thousands of dollars):

	Three Months Ended March 31,
	2022	2021	Location
Amount of gain recognized in total other comprehensive income (loss) on derivative	$5,612	$1,346	OCI
Amount of loss reclassified from accumulated other comprehensive income (loss) into earnings	$(687)	$(666)	Interest Expense
The gain (loss) recognized in other comprehensive income (loss) for the derivative instrument is presented within hedging activities in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of March 31, 2022, $1.7 million of net losses will be reclassified from accumulated other comprehensive income (loss) into earnings within the next 12 months.
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of March 31, 2022, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, equity security investments, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of March 31, 2022 and December 31, 2021, the carrying values of the Company's financial instruments, included in its Condensed Consolidated Balance Sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of March 31, 2022, and December 31, 2021, the Company had three financial instruments measured at fair value on a recurring basis which are its interest rate derivative (see Note (7) Derivatives above), the equity security investment, and the earnout payments. The equity security investment is composed primarily of common equity shares and warrants in a publicly traded company. The equity security investment is presented within other current assets, the interest rate derivative is presented within other noncurrent assets and other current liabilities, and the earnout payments are presented within other current liabilities and other non-current liabilities in the consolidated balance sheets.
The fair market value of the interest rate swap reflected on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands of dollars):

		Fair value measurements at reporting date using
	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Equity security investment	$10,426	$10,426	$—	$—
Liabilities:
Earnout Payments	(18,240)	—	—	(18,240)
Interest rate derivative	$(212)	$—	$(212)	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$7,743	$7,743	$—	$—
Liabilities:
Earnout payments	(11,795)	—	—	(11,795)
Interest rate derivative	$(6,534)	$—	$(6,534)	$—

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The fair value of the equity security investment is measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the equity security investment are recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company sold part of its investment, with a book value of $2.1 million during the three months ended March 31, 2022, which resulted in a gain of $0.8 million. Additionally, based on the fair value of the equity security investment as of March 31, 2022, the Company recognized an unrealized gain of $4.8 million.
The fair value of the earnout payments are measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the earnout payments are recognized in Merger and integration in the condensed consolidated statements of operations and comprehensive income (loss). See Note (3) Alamo Acquisition for further discussion. The change in fair value of the Earnout payment was $8.9 million during the three months ended March 31, 2022.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, the derivative contract and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $99.8 million and $110.7 million as of March 31, 2022 and December 31, 2021, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
The credit risk from the derivative contract derives from the potential failure of the counterparty to perform under the terms of the derivative contract. The Company minimizes counterparty credit risk in the derivative instrument by entering into the transaction with a high-quality counterparty, whose Standard & Poor's credit rating is higher than BBB. The derivative instrument entered into by the Company does not contain credit-risk-related contingent features.
The majority of the Company's trade receivables have payment terms of 30 to 60 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of March 31, 2022, trade receivables from one customer individually represented 18% of the Company's total trade receivables. As of December 31, 2021, trade receivables from the Company's one significant customer individually represented 17% of the Company's total trade receivables.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect substantially all receivables within 30 to 60 days of aging. As of March 31, 2022, the Company had $1.8 million in allowance for credit losses. As of December 31, 2021, the Company had $1.9 million in allowance for credit losses.
The Company did not recognize any bad debt expense during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized $1.2 million of bad debt expense, net of recoveries.
(9) Stock-Based Compensation
Effective as of October 31, 2019, the Company (i) amended and restated the Keane Group, Inc. Equity and Incentive Award Plan under the name NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (“Equity and Incentive Award Plan”), and (ii) assumed and amended and restated the C&J Energy Services, Inc. 2017 Management Incentive Plan under the name NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan (collectively with the Equity and Incentive Award Plan, the “Equity Award Plans”).
As of March 31, 2022, the Company has five types of stock-based compensation outstanding under its Equity Award Plans: (i) RSAs issued to independent directors and certain executives and employees, (ii) RSUs issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers, (iv) PSUs issued to executive officers and key management employees, (v) and PUs issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2022 and 2021 (in thousands of dollars):

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2022	2021
Liability-classified awards
Cash-settled awards	$661	$—
Equity-classified awards
Restricted stock awards	311	335
Restricted stock time-based unit awards	5,391	3,265
Non-qualified stock options	—	74
Restricted stock performance-based unit awards	2,113	1,529
Stock-based compensation cost	8,476	5,203
Tax Benefit(1)	(1,339)	(1,249)
Stock-based compensation cost, net of tax	$7,137	$3,954
(1) The Company is in a valuation allowance position and any tax benefit for stock-based compensation will be offset by the change in valuation allowance.
Cash-settled awards
During the first quarter of 2022, the Company issued 1,009,737 PUs to executive officers under its Equity and Incentive Awards Plan. These PUs will be settled in cash at the end of the performance period, December 31, 2024, and are classified as liability awards, which are remeasured at fair value at each reporting period. The fair value of these awards as of March 31, 2022 was $8.3 million. The Company recognizes compensation cost for the changes in fair value pro-rated for the portion of the requisite service period rendered. During the three months ended March 31, 2022, the Company recognized $0.7 million in compensation costs related to these awards.
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
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows (in thousands of dollars):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Income (loss)	$8,792	$(54,502)

Denominator:
Basic weighted-average common shares outstanding(1)	243,269	215,110
Dilutive effect of restricted stock awards granted to Board of Directors	160	274
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	3,697	740
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	579	1,221
Diluted weighted-average common shares outstanding(1)	247,705	217,345
(1) As a result of the net loss incurred by the Company for the three months ended March 2021, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(11) Commitments and Contingencies
As of March 31, 2022 and December 31, 2021, the Company had $2.4 million and $1.0 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $82.0 million and $54.1 million, as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the Company had a letter of credit of $23.3 million under the 2019 ABL Facility.
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of March 31, 2022 are listed below:

(Thousands of Dollars)
2022	$33,475
2023	17,660
2024	1,190
2025	—
2026	—
$52,325
Litigation
From time to time, the Company is subject to legal and administrative proceedings, settlements, investigations, claims and actions, as is typical of the industry. These claims include, but are not limited to, contract claims, environmental claims, employment related claims, claims alleging injury or claims related to operational issues and motor vehicle accidents. The Company's assessment of the likely outcome of litigation matters is based on its judgment of a number of factors, including experience with similar matters, past history, precedents, relevant financial information and other evidence and facts specific to the matter. In accordance with GAAP, the Company accrues for contingencies where the occurrence of a material loss is probable and can be reasonably estimated, based on the Company's best estimate of the expected liability and the Company may record an offsetting receivable to the extent such liability is recoverable from insurance. The Company may increase or decrease its legal accruals in the future, on a matter-by-matter basis, to account for developments in such matters. Notwithstanding the uncertainty as to the final outcome and based upon the information currently available to it, the Company does not currently believe these matters in aggregate will have a material adverse effect on its financial position, results of operations or liquidity.
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
Regulatory Audits

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company is subject to routine audits by taxing authorities. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. The Company received a final settlement offer from Texas Attorney General Office on September 8, 2021 for $3.7 million, which resulted in an aggregate reduction to the accrual by $24.9 million during 2021, of which $13.3 million was recognized in the three months ended March 31, 2021. This aggregate reduction was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss of 2021. As of March 31, 2022, the Company had recorded estimates of potential assessments, the majority of which is related to an estimate of $17.7 million of potential assessment and exposures for all taxing jurisdictions related to the Alamo Acquisition. As of March 31, 2022, the Company also has an offsetting indemnification receivable of $17.7 million from the former owner of Alamo, recorded pursuant to the Alamo Purchase Agreement, in prepaids and other current assets in the Condensed Consolidated Balance Sheet. Both the estimated liability and indemnification receivable were recorded in the purchase price allocation at the time of the acquisition in 2021.
(12) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.2 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, for these services.
As part of the Alamo Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued at $30.0 million in the aggregate. During the three months ended March 31, 2022, the Company provided services to Alamo Frac Holdings, LLC of $2.4 million as part of the Purchase Agreement. The Company has a remaining customer contract liability related to these services of $21.3 million as of March 31, 2022.
(13) Business Segments
In accordance with ASC 280, "Segment Reporting", the Company routinely evaluates whether its separate segments have changed. This determination is made based on the following factors: (1) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (2) discrete financial information for each operating segment is available.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	Three Months Ended March 31,
	2022	2021
Operations by business segment
Adjusted gross profit:
Completion Services(1)	$106,334	$15,414
WC&I(1)	4,053	1,676
Total adjusted gross profit	$110,387	$17,090
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

	(Thousands of Dollars)
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$602,620	$32,423	$635,043	208,981	19,421	$228,402
Cost of Services	496,286	28,370	524,656	199,680	18,097	217,777
Gross profit excluding depreciation and amortization	106,334	4,053	110,387	9,301	1,324	10,625
Management adjustments associated with cost of services(1)	—	—	—	6,113	352	6,465
Adjusted gross profit	$106,334	$4,053	$110,387	$15,414	$1,676	$17,090
(1)    Adjustments relate to market-driven severance, leased facility closures, and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	(Thousands of Dollars)
	March 31, 2022	December 31, 2021
Total assets by segment:
Completion Services	$1,287,883	$1,201,265
WC&I	59,504	60,195
Corporate and Other	184,991	196,121
Total assets	$1,532,378	$1,457,581
Goodwill by segment:
Completion Services	$192,780	$192,780
WC&I	—	—
Corporate and Other	—	—
Total goodwill	$192,780	$192,780

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(14) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In July 2021, the FASB issued ASU 2021-05 "Leases (Topic 842) Lessors—Certain Leases with Variable Lease Payments". ASU 2021-05 allows a lessor to classify and account for a lease with variable lease payments that doesn't depend on an index or rate as an operating lease if both: A) The lease would’ve been classified as a sales-type lease or a direct-financing lease in accordance with the lease classification guidance in Topic 842 ,and B) The lessor would’ve otherwise recognized a day-one loss. This standard is effective for fiscal years beginning after December 15, 2021. The Company adopted this standard on January 1, 2022, and there was no material impact on the financial statements.
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 simplifies the guidance on the issuer's accounting for convertible debt instruments and convertible preferred stock. The Company adopted this standard on January 1, 2022, and there was no material impact on the financial statements.
In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”, which clarifies the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. This standard is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The Company adopted this standard on January 1, 2022, and there was no material impact on the financial statements.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Financial Statements" in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2021. For additional information related to forward looking statements, please see “Cautionary Statement Regarding Forward-Looking Statements and Information,” which immediately follows the table of contents of this Quarterly Report on Form 10-Q.

ORGANIZATIONAL OVERVIEW
NexTier Oilfield Solutions Inc. is a predominately U.S. land oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. The Company is organized into two reportable segments:
•Completion Services, which consists of the following businesses and services lines: (1) hydraulic fracturing; (2) wireline and pumpdown services; and (3) completion support services, which includes the Company's research and technology department.
•WC&I, which consists of the following businesses and service lines: (1) cementing services and (2) coiled tubing services.
OPERATIONAL OVERVIEW
Market Trends and Influences
We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, Haynseville, and the Bakken/Rockies. The high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
Activity within our business segments is significantly influenced by spending on upstream exploration, development and production programs by our customers. Thus, our financial performance is affected by rig and well counts in North America, as well as oil and natural gas prices, which are discussed in more detail below. Also driving our activity is the status of the global economy, which is a major factor on oil and natural gas demand. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply and demand, supply chain disruptions, the world economy, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity.
According to the weekly Baker Hughes Incorporated rig count information, total North America rig count during the first quarter of 2022 averaged 633 rigs, reflecting an increase of approximately 13% as compared to the fourth quarter 2021 average of 559 rigs, but is still approximately 19% below the pre-COVID first quarter 2020 average of 785 rigs. North America rig count exited the first quarter of 2022 at 670 rigs. The increase as compared to the fourth quarter 2021 average was driven by an improvement in economic activity and supportive commodity prices. Further, the Russia invasion of Ukraine impacted WTI prices during the quarter. WTI prices entered the first quarter of 2022 at $75.99 and exited the quarter 32% higher at $100.57, with an interquarter high of $123.64. Henry Hub Natural gas prices were up 46% from $3.73 on December 31, 2021 to $5.46 on March 31, 2022.
In the first quarter of 2022, we continued to see disciplined increases in oil supply from OPEC+ and U.S. shale operators. The Russian invasion of Ukraine increased uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia.
U.S. onshore completion activity growth continued to trend higher in the first quarter, and we deployed one additional frac fleet during the quarter. While demand for our services was strong throughout the quarter, we did see some post-holiday startup inefficiencies, which impacted our results, particularly early in the quarter. Winter weather also impacted our results in February. We expect second quarter activity will continue along a similar trend of activity given our expectation to operate a similar number of fleets in the second quarter relative to the first quarter, although seasonal factors should be more favorable. Continued strength in customer activity and utilization remains dependent on macro conditions, including commodity prices, changing political climate, response to the COVID-19 pandemic (including any resurgences in the U.S. and abroad), continued focus on capital discipline, seasonality and potential lasting changes that a prolonged or resurging pandemic may have on supply and demand worldwide.
In addition, we have started to see some improvement in pricing across most of our services. Overall economic conditions in the market have started to improve the profitability of the fleet.
Furthermore, as operators are looking for opportunities to improve well performance and lower costs through innovative techniques, we are seeing a rise in operator initiatives such as simulfrac techniques (we generally refer to these types of initiatives as increasing “frac intensity”). Simulfrac is a process of fracking two or more wells at the same time instead of a single well, for the purpose of increasing operational efficiencies and contributing to well cost savings. These techniques require multi-well pads and advanced complex completion designs, resulting in, among other things, adaption costs, an increase in the amount of equipment related to a particular job, an increase in commodities (such as proppant, logistics, and chemicals), and enhanced maintenance practices and procedures. The increasing complexity and resources required by evolving frac intensity, such as simulfrac, results in the need to fine-tune our approach in the related commercial agreements, especially around sharing the value created and the commercial risks of these enhanced operations. We're continuing to work with our customers to utilize experiences on these operations, including Simulfrac, to hone our commercial agreements going forward.

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

As indicated previously, macro-economic factors are resulting in inflation of materials and other costs, such as employee compensation, contract services, commodity prices and communications expenses. While inflation increases our operating costs, the impact of commodity inflation on the Company to date has been significantly mitigated by the Company's ability to adjust pricing to pass the impact of inflation through to its customers. Additionally, we, our suppliers and contractors are facing a highly competitive domestic labor market. These labor market dynamics create wage inflation, increase recruiting costs due to elevated employee attrition and, with respect to driver shortages, may negatively impact or increase the cost of our logistics service for our customers. The rate and scope of these various aspects of inflation may continue to impact our costs, which may not be readily recoverable in the prices of our services. At this time, we expect this trend to continue through 2022. As such, its full financial impact on our business is impractical to quantify at this time.

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
Strategic Direction

We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. Our recent acquisition of Alamo added 9 hydraulic fracturing fleets, approximately 92% of which is Tier IV dual fuel capable. NexTier's best-in-class digital platform has been applied to the NexTier operating fleets, with the opportunity to add the digital platform to the Alamo fleets. We have launched our natural gas treatment and delivery (Power Solutions), including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. Our integrated natural gas treatment and delivery solution became operational in the second half of 2021. This integrated strategy is designed to provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite. Given the positive market response, we have continued to invest and grow the Power Solutions footprint.

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
Operating Effectively Through the COVID-19 Pandemic
    We have continued our measures focused on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. For additional information regarding the actions we've taken since the onset of the COVID-19 pandemic and the increased risks to our business related to the COVID-19 pandemic can be found in our Annual Report on Form 10-K for the year ended December 31, 2021. While we saw continued recovery from the COVID-19 pandemic during the first quarter of 2022, contingency plans remain in place to address the impact of resurgences of the virus (including as a result of the emergence of new variants and strains of the virus, such as Delta and Omicron).

RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021
The following is a comparison of our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

	Three Months Ended March 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2022	2021	2022	2021	$	%
Completion Services	$602,620	$208,981	95%	91%	$393,639	188%
WC&I	32,423	19,421	5%	9%	13,002	67%
Revenue	635,043	228,402	100%	100%	406,641	178%
Completion Services	496,286	199,680	78%	87%	296,606	149%
WC&I	28,370	18,097	4%	8%	10,273	57%
Costs of services	524,656	217,777	83%	95%	306,879	141%
Depreciation and amortization	55,163	45,868	9%	20%	9,295	20%
Selling, general and administrative expenses	35,859	16,069	6%	7%	19,790	123%
Merger and integration	9,232	—	1%	0%	9,232	0%
Gain on disposal of assets	(823)	(4,592)	0%	(2%)	3,769	(82%)
Operating income (loss)	10,956	(46,720)	2%	(20%)	57,676	(123%)
Other income (expense), net	5,370	(2,719)	1%	(1%)	8,089	(297%)
Interest expense	(7,374)	(4,206)	(1%)	(2%)	(3,168)	75%
Total other income (expense)	(2,004)	(6,925)	0%	(3%)	4,921	(71%)
Income tax expense	(160)	(857)	0%	0%	697	(81%)
Net income (loss)	$8,792	$(54,502)	1%	(24%)	$63,294	(116%)

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the three months ended March 31, 2022 increased by $406.6 million, or 178%, to $635.0 million from $228.4 million during the three months ended March 31, 2021. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the three months ended March 31, 2022 increased by $393.6 million, or 188%, to $602.6 from $209.0 million during the three months ended March 31, 2021. The segment revenue increase is primarily attributable to more than doubling the number of deployed hydraulic fracturing fleets, the addition of our Power Solutions natural gas fueling services, increases in wireline and pump down services, and the Alamo Acquisition on August 31, 2021. Fracturing services increased to 33 average deployed fleets during the three months ended March 31, 2022 from 15 deployed fleets during the three months ended March 31, 2021. Improved market conditions and higher global commodity prices drove increased customer activity across all basins, and we realized strong pricing recovery in all services lines.
Well Construction and Intervention Services: WC&I segment revenue increased $13.0 million, or 67%, to $32.4 million during the three months ended March 31, 2022 from $19.4 million during the three months ended March 31, 2021. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing and coil tubing services resulting from improved market conditions and higher global oil and gas commodity prices.
Cost of Services: Cost of services during the three months ended March 31, 2022 increased by $306.9 million, or 141%, to $524.7 million from $217.8 million during the three months ended March 31, 2021. The increase is primarily due to significantly increased activity and utilization, as explained under the "Revenue" caption above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.

Equipment Utilization: Depreciation and amortization expense increased $9.3 million, or 20%, to $55 million during the three months ended March 31, 2022 from $45.9 million, during the three months ended March 31, 2021. The increase in depreciation and amortization is primarily due to additional equipment received in the Alamo Acquisition. Gain on disposal of assets decreased by $3.8 million, or 82%, to a gain of $0.8 million during the three months ended March 31, 2022 from $4.6 million during the three months ended March 31, 2021.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, increased by $19.8 million, or 123%, to $35.9 million during the three months ended March 31, 2022 from $16.1 million during the three months ended March 31, 2021. This increase is primarily related to non-recurring $13.3 million accrual reduction for our regulatory audit estimate in the three months ended March 31, 2021, which was ultimately settled in the third quarter of 2021, combined with increased stock compensation in first quarter of 2022 and increased activity as a result of the Alamo Acquisition in the third quarter of 2021.
Merger and integration expense: Merger and integration expense increased by $9.2 million during the three months ended March 31, 2022 from nil during the three months ended March 31, 2021. The increase in merger and integration expense is primarily related to the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement. The earnout period is still ongoing and changes in the fair value of the earnout are based on actual and projected performance within the performance period, in accordance with the Purchase Agreement.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended March 31, 2022 was 1.8% for $0.2 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to state income taxes and change in valuation allowance. After considering all available positive and negative evidence, we determined that it is unlikely that we will utilize our net deferred tax assets in the foreseeable future and continued to maintain a full valuation allowance.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$99,788	$110,695
Debt, net of unamortized deferred financing costs and unamortized debt discount	371,636	374,885

	(Thousands of Dollars)
	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$28,666	$(23,226)
Net cash provided by (used in) investing activities	(26,514)	20,588
Net cash used in financing activities	(12,774)	(2,050)

Significant sources and uses of cash during the three months ended March 31, 2022
Sources of cash:
•Operating activities:
–Net cash provided by operating activities during the three months ended March 31, 2022 was $28.7 million. This was primarily driven by improved market conditions and higher global commodity prices, which drove increased customer activity across all basins, as well as realized strong pricing recovery in all services lines. Pricing improvements, coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.

Uses of cash:
•Investing activities:
–Net cash used in investing activities during the three months ended March 31, 2022 was $26.5 million. The activity consists primarily of purchases of property and equipment of $26.7 million, advances of deposit on equipment of $1.7 million, and implementation of software of $1.4 million, offset by proceeds from disposal of assets of $2.8 million.
•Financing activities:
–Net cash used in financing activities during the three months ended March 31, 2022 was $12.8 million. The activity consists primarily of payments made related to:
–Cash used to repay the 2018 Term Loan Facility and the Equipment Loan (as defined herein) was $3.6 million
–Cash used to repay our finance leases was $2.8 million
–Cash used to repay our financing liabilities was $2.4 million
–Share repurchased and retired related to stock-based compensation was $4.0 million
Significant sources and uses of cash during the three months ended March 31, 2021
Sources of cash:
•Investing activities:
–Net cash provided by investing activities for the three months ended March 31, 2021 of $20.6 million, consisted primarily of $34.4 million in cash received from the WSS Notes which the Company received as part of the sale of WSS segment to Basic, partially offset by capital expenditures.
Uses of cash:
•Operating activities:
–Net cash used in operating activities during the three months ended March 31, 2021 of $23.2 million. The net cash usage was primarily due to a decrease in our average number of deployed fleets, combined with decreases in our wireline and pumpdown services. For further discussion of these drivers, see “Results of Operations”.
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
Future sources and use of cash
Our primary sources of liquidity have historically included, and we have funded our capital expenditures with, cash flows from operations, proceeds from public offerings of our common stock and borrowings under debt facilities. Our ability to generate future cash flows is subject to a number of variables, many of which are outside of our control, including the drilling, completion and production activity by our customers, which is highly dependent on oil and gas prices. See the information under the caption “Market Trends and Influences” above for additional discussion of certain factors that impact our results and the market challenges within our industry.

Our primary uses of cash are for operating costs, capital expenditures, including acquisitions, and debt service.

Our first half 2022 capital expenditure budget remains $90-100 million, with a reduction in the second half of 2022. We will continue to invest in our existing deployed capacity to ensure we are operating a well-maintained fleet for 2022 and beyond.
    Debt service for the year ended December 31, 2022 is projected to be $53.2 million, of which $13.0 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations.
In addition, depending upon Alamo's performance during the performance period, we may be using cash to perform our obligations under the earnout related to the Alamo Acquisition. We anticipate that any payments due under the earnout will be funded by cash flows from operations.
    Other factors affecting liquidity
Financial position in current market. As of March 31, 2022, we had $99.8 million of cash and a total of $249.1 million available under our 2019 ABL Facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our 2019 ABL Facility will provide sufficient liquidity to cover our estimated short-term (i.e., the next 12 months) and long-term (i.e., beyond the next 12 months) funding needs, including for capital expenditures, debt service, and working capital investments.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $23.3 million of letters of credit were outstanding as of March 31, 2022.
Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 to 60 days. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers' cash flow from operations and their access to the credit markets. The economic impact of the COVID-19 resurgence and potential actions, which would be taken to control the further spread of the virus may exacerbate these delays or failures to pay in the future. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity, consolidated results of operations and consolidated financial condition.
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
Long-Term Debt Arrangements
2019 ABL Facility
We and certain of our subsidiaries as additional borrowers and guarantors, are parties to the 2019 ABL Facility that matures on October 31, 2024. This facility provides for, among other things, a $450 million revolving credit facility (with a $100 million sub-facility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of March 31, 2022, we had no outstanding principal amounts under the 2019 ABL Facility. The 2019 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the ABL Facility), and we were in compliance with those covenants as of March 31, 2022.
2018 Term Loan Facility
On May 25, 2018, we and certain of our subsidiaries as guarantors entered into the 2018 Term Loan Facility with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance Keane Group’s then-existing term loan facility and to repay related fees and expenses, with the excess proceeds to fund general corporate purposes. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility), and we were in compliance with those covenants as of March 31, 2022.

Equipment Loan
On August 20, 2021, the Company entered into the Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides the backdrop for the Company to enter into secured equipment financing term loans from time to time in an aggregate amount of up to $46.5 million (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. On September 3, 2021, we entered into a term note for $39.4 million for an equipment financing loan. On December 30, 2021 the Company entered into a term note for $3.4 million for additional equipment financing. The term notes will bear interest at a rate of 5.25% per annum and will mature no later than June 1, 2025. The Master Agreement and the term notes contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Master Agreement. As of March 31, 2022, the Company was in compliance with all covenants.
Critical Accounting Estimates
The preparation of our unaudited condensed consolidated financial statements and related notes to the unaudited condensed consolidated financial statements included within Part I, "Item 1. Financial Statements" requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q, as well as our consolidated and combined financial statements and related notes included in Part II, "Item 8. Financial Statements and Supplementary Data" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021.
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (14) New Accounting Pronouncements of Part I, "Item 1. Financial Statements."

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of March 31, 2022, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan Facility. As of March 31, 2022, we had $336.9 million aggregate principal amount outstanding under the 2018 Term Loan Facility. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan Facility would have a $0.8 million and $0.9 million impact on interest expense for the three months ended March 31, 2022 and 2021, respectively.
Commodity Price Risk. Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our stimulation services such as proppant and chemicals. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel and the raw materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Depending on market conditions, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We generally do not engage in commodity price hedging activities. However, we have purchase commitments with certain vendors to purchase a majority of the proppant used in our operations. Some of these agreements are take-or-pay agreements with minimum purchase obligations. As a result of future decreases in the market price of proppants, we could be required to purchase goods and pay prices in excess of market prices at the time of purchase. For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part I, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. As a result of the COVID-19 pandemic, we have seen an increase in collection time related to trade receivables. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts. For certain additional information regarding credit risk related to derivative instruments we hold, see Note (7) Derivatives of Part I, "Item 1. Financial Statements"

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
    The information in response to this item is incorporated herein by reference from Note (11) Commitments and Contingencies of Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. The risk factors below are in addition to the risk factors set forth in the Annual Report. There have been no other material changes from the risk factors previously disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as described below:
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
In February of 2022, Russian military forces invaded Ukraine. Although the length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, higher inflation, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. As a result, governments in the European Union, the United States, the United Kingdom, Switzerland, and other countries have enacted additional sanctions against Russia and Russian interests. Such sanctions, and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, supply chain disruptions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2022, through January 31, 2022	759,261	$4.42	—	—
February 1, 2022, through February 28, 2022	61,138	6.96	—	—
March 1, 2022, through March 31, 2022	17,249	7.36	—	—
Total	837,648	$4.67	—	—
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

Exhibit Number	Exhibit Description
10.2†	Form of RSU Award Agreement 2022 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.3†	Form of PSU Award Agreement 2022 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.4†	Form of Performance Award Agreement 2022 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.5†	Continuing Award Program for Qualified Retirees (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.6†	Leadership Severance Program (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 28, 2022.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Dipo Iluyomade
Dipo Iluyomade
Chief Accounting Officer and Duly Authorized Officer