Form 10-Q
period 2022-06-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2022-07-27
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2022, the registrant had 244,141,163 shares of common stock outstanding.
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequent filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, except as specifically set forth herein. We undertake no obligation to revise or update any forward-looking statements for any reasons, expect as required by law.
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
While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequent filings with the SEC.

PART I

Item 1. Financial Statements

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except par value)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$158,136	$110,695
Trade and other accounts receivable, net	456,632	301,740
Inventories, net	57,229	38,094
Assets held for sale	8,727	1,555
Prepaid and other current assets	46,029	55,625
Total current assets	726,753	507,709
Operating lease right-of-use assets	17,369	21,767
Finance lease right-of-use assets	45,616	41,537
Property and equipment (net of accumulated depreciation of $959,202 and $951,170)	603,343	620,865
Goodwill	192,780	192,780
Intangible assets (net of accumulated amortization of $71,511 and $62,678)	57,441	64,961
Other noncurrent assets	10,904	7,962
Total assets	$1,654,206	$1,457,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$260,217	$190,963
Accrued expenses	281,402	213,923
Customer contract liabilities	21,538	23,729
Current maturities of long-term operating lease liabilities	5,481	7,452
Current maturities of long-term finance lease liabilities	14,593	11,906
Current maturities of long-term debt	13,691	13,384
Other current liabilities	13,440	10,346
Total current liabilities	610,362	471,703
Long-term operating lease liabilities, less current maturities	12,456	20,446
Long-term finance lease liabilities, less current maturities	23,585	26,873
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	354,503	361,501
Other noncurrent liabilities	9,217	30,041
Total noncurrent liabilities	399,761	438,861
Total liabilities	1,010,123	910,564
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 244,140 and 242,019 shares, respectively)	2,442	2,420
Paid-in capital in excess of par value	1,105,006	1,094,020
Retained deficit	(463,914)	(541,164)
Accumulated other comprehensive loss	549	(8,259)
Total stockholders' equity	644,083	547,017
Total liabilities and stockholders' equity	$1,654,206	$1,457,581
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$842,912	$292,145	$1,477,955	$520,547
Operating costs and expenses:
Cost of services(1)	649,866	269,260	1,174,522	487,037
Depreciation and amortization	58,794	40,671	113,957	86,539
Selling, general and administrative expenses	35,855	20,734	71,714	36,803
Merger and integration	23,682	178	32,914	178
Gain on disposal of assets	(866)	(2,017)	(1,689)	(6,609)
Total operating costs and expenses	767,331	328,826	1,391,418	603,948
Operating income (loss)	75,581	(36,681)	86,537	(83,401)
Other income (expense):
Other income, net	1,461	11,247	6,831	8,528
Interest expense, net	(7,344)	(5,726)	(14,718)	(9,932)
Total other expense	(5,883)	5,521	(7,887)	(1,404)
Income (loss) before income taxes	69,698	(31,160)	78,650	(84,805)
Income tax expense	(1,240)	(621)	(1,400)	(1,478)
Net Income (loss)	68,458	(31,781)	77,250	(86,283)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	538	(435)	253	(98)
Hedging activities	1,565	(515)	7,177	831
Total comprehensive income (loss)	$70,561	$(32,731)	$84,680	$(85,550)

Net income (loss) per share:
Basic net income (loss) per share	$0.28	$(0.15)	$0.32	$(0.40)
Diluted net income (loss) per share	$0.27	$(0.15)	$0.31	$(0.40)

Weighted-average shares outstanding: basic	243,969	215,443	243,621	215,278
Weighted-average shares outstanding: diluted	250,775	215,443	249,462	215,278

(1) Cost of services during the three and six months ended June 30, 2022 excludes depreciation of $54.3 million and $105.2 million, respectively. Cost of services during the three and six months ended June 30, 2021 excludes depreciation of $36.3 million and $77.6 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2021	$2,420	$1,094,020	$(541,164)	$(8,259)	$547,017
Stock-based compensation	19	7,796	—	—	7,815
Shares repurchased and retired related to stock-based compensation	—	(3,953)	—	—	(3,953)
Other comprehensive income	—	—	—	6,014	6,014
Net income	—	—	8,792	—	8,792
Balance as of March 31, 2022	$2,439	$1,097,863	$(532,372)	$(2,245)	$565,685
Stock-based compensation	7	7,540	—	—	7,547
Shares repurchased and retired related to stock-based compensation	(4)	(397)	—	—	(401)
Other comprehensive income	—	—	—	2,794	2,794
Net income	—	—	68,458	—	68,458
Balance as of June 30, 2022	$2,442	$1,105,006	$(463,914)	$549	$644,083

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	10	5,193	—	—	5,203
Shares repurchased and retired related to stock-based compensation	(1)	(1,009)	—	—	(1,010)
Other comprehensive income	—	—	—	2,349	2,349
Net loss	—	—	(54,502)	—	(54,502)
Balance as of March 31, 2021	$2,153	$994,179	$(476,243)	$(10,761)	$509,328
Stock-based compensation	5	4,884	—	—	4,889
Shares repurchased and retired related to stock repurchase program	(1)	(435)	—	—	(436)
Other comprehensive loss	—	—	—	(267)	(267)
Net loss	—	—	(31,781)	—	(31,781)
Balance as of June 30, 2021	$2,157	$998,628	$(508,024)	$(11,028)	$481,733

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$77,250	$(86,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	113,957	86,539
Amortization of deferred financing fees	1,076	1,015
Gain on disposal of assets	(1,689)	(6,609)
Unrealized gain on derivative recognized in other comprehensive loss	—	831
(Gain) loss on financial instrument and derivatives, net	(6,302)	2,927
Stock-based compensation	16,995	10,092
Gain on insurance proceeds recognized in other income	—	(9,686)
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable, net	(154,898)	(35,155)
Increase in inventories	(19,780)	(3,114)
Decrease (increase) in prepaid and other current assets	18,559	(6,593)
Decrease in other assets	7,113	11,419
Increase in accounts payable	51,940	32,494
Increase in accrued expenses	67,498	4,834
Increase (decrease) in customer contract liabilities	(2,192)	2,280
Decrease in other liabilities	(23,027)	(13,590)
Net cash provided by (used in) operating activities	146,500	(8,599)
Cash flows from investing activities:
Purchase of property and equipment	(81,290)	(57,540)
Advances of deposit on equipment	(3,416)	(4,232)
Implementation of software	(1,991)	(1,814)
Proceeds from disposal of assets	9,223	18,376
Acquisition of business	482	(2,501)
Proceeds from settlement of WSS Notes and make-whole derivative	—	34,350
Proceeds from insurance recoveries	20	—
Net cash used in investing activities	(76,972)	(13,361)
Cash flows from financing activities:
Payments on the term loan facility and equipment loan	(7,259)	(1,750)
Payments on finance leases	(6,621)	(300)
Payment of debt issuance costs	(110)	—
Payments for financing liabilities	(3,996)	—
Shares repurchased and retired related to stock-based compensation	(4,354)	(1,446)
Net cash used in financing activities	(22,340)	(3,496)
Non-cash effect of foreign translation adjustments	253	(98)
Net increase (decrease) in cash, cash equivalents	47,441	(25,554)
Cash and cash equivalents, beginning	110,695	275,990
Cash and cash equivalents, ending	$158,136	$250,436

Supplemental disclosure of cash flow information:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Cash paid during the period for:
Interest expense, net	$13,366	$10,502
Income taxes	710	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(17,318)	$(29,133)
Non-cash additions to finance right-of-use assets	6,222	—
Non-cash additions to finance lease liabilities, including current maturities	(6,020)	—
Non-cash additions to operating right-of-use assets	2,886	3,352
Non-cash additions to operating lease liabilities, including current maturities	$(2,848)	$(512)
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)    Basis of Presentation and Nature of Operations
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.
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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2022 and the results of its operations and cash flows for the three and six months ended June 30, 2022 and 2021. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
On August 31, 2021, the Company completed its acquisition (the “Alamo Acquisition”) of Alamo. Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate Alamo’s operations, aligning accounting processes and procedures, integrating its enterprise resource planning system with those of the Company, and any earnout payments. All of these costs are recorded within merger and integration costs on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For additional detailed information regarding the Alamo Acquisition, see Note (3) Alamo Acquisition.
The consolidated financial statements prior to August 31, 2021 reflect only the historical results of the Company prior to the completion of the Alamo Acquisition. The financial statements have been prepared using the acquisition method of accounting under existing GAAP, which requires that one of the two companies in the Alamo Acquisition be designated as the acquirer for accounting purposes. The Company and Alamo determined that the Company was the accounting acquirer. Accordingly, consideration given by the Company to complete the Alamo Acquisition was allocated to the underlying tangible and intangible assets and liabilities acquired based on their estimated fair values as of the date of completion of the Alamo Acquisition, with any excess purchase price allocated to goodwill.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(2)    Summary of Significant Accounting Policies
(a) Business Combinations and Asset Acquisitions
Business combinations are accounted for using the acquisition method of accounting in accordance with the Accounting Standards Codification (“ASC”) 805, “Business Combinations”, as amended by Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Fair values of the acquired assets and liabilities are measured in accordance with the guidance of ASC 820, using discounted cash flows and other applicable valuation techniques. Every reporting period, the Company reassess the value of any contingent consideration assumed as part of a business acquisition. Any acquisition-related costs incurred by the Company are expensed as incurred. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill if the definition of a business is met. Operating results of an acquired business are included in the Company’s results of operations from the date of acquisition.
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
A portion of the Company’s contracts contain variable consideration. However, this variable consideration is typically unknown at the time of contract inception and is not known until the job is complete, at which time the variability is resolved. Examples of variable consideration include the number of hours that will be incurred and the amount of consumables (such as chemicals and proppants) that will be used to complete a job.
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. For those contracts with a term of more than one year, the Company had approximately $23.3 million of unsatisfied performance obligations as of June 30, 2022, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.
Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As of June 30, 2022, the majority of the Company’s

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
customer contract liability balance is related to the post close service agreement as a result of the Alamo Acquisition. Payment terms after invoicing are typically 30 to 60 days.
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
Revenue from the Company’s Completion Services and Well Construction and Intervention (“WC&I”) segments are recognized as follows:
Completion Services
The Company provides hydraulic fracturing, wireline and pumpdown services pursuant to contractual arrangements, such as term contracts and pricing agreements. In late 2020, the Company began evolving its completion service offerings to develop an integrated natural gas treatment and delivery solution. In 2021, the Company launched its new Power Solutions business, which focuses on gas sourcing, compression, transport, decompression, treatment and related services for its fracturing operations. Revenue from these services are earned as services are rendered, which is generally on a per stage or fixed monthly rate. All revenue is recognized when a contract with a customer exists, the performance obligations under the contract have been satisfied over time, the amount to which the Company has the right to invoice has been determined and collectability of amounts subject to invoice is probable. Contract fulfillment costs, such as mobilization costs and shipping and handling costs, are expensed as incurred and are recorded in cost of services in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). To the extent fulfillment costs are considered separate performance obligations that are billable to the customer, the amounts billed are recorded as revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Once a stage has been completed or products and services have been provided, a field ticket is created that includes charges for the services performed and the chemicals, proppant and compressed natural gas consumed during the course of service. The field ticket may also include charges for the mobilization of the equipment to the location, any additional equipment used on the job and other miscellaneous items. The field ticket represents the amounts to which the Company has the right to invoice and to recognize as revenue.
WC&I
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
The Company provides a range of coiled tubing services used for fracturing plug drill-out during completion operations and for well workover and maintenance, primarily on a spot market basis. Jobs for these services are typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue is recognized upon completion of each day’s work based upon a completed field ticket. The field ticket includes charges for the services performed and the consumables used during the course of service. The field ticket may also include charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically charges the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates or pursuant to pricing agreements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
Revenue activities during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	(Thousands of Dollars)			(Thousands of Dollars)
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Geography
Northeast	$110,319	$6,376	$116,695	$199,877	$11,886	$211,763
Central	159,995	—	159,995	273,091	—	273,091
West Texas	496,916	34,025	530,941	877,063	60,103	937,166
West	30,399	1,462	31,861	49,023	2,297	51,320
International	3,420	—	3,420	4,615	—	4,615
	$801,049	$41,863	$842,912	$1,403,669	$74,286	$1,477,955

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	(Thousands of Dollars)			(Thousands of Dollars)
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Geography
Northeast	$63,200	$6,313	$69,513	$113,308	$12,119	$125,427
Central	54,649	—	54,649	89,549	—	89,549
West Texas	132,801	16,131	148,932	239,467	28,609	268,076
West	5,395	862	6,257	10,283	1,999	12,282
International	12,794	—	12,794	25,213	—	25,213
	$268,839	$23,306	$292,145	$477,820	$42,727	$520,547
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
Amortization on definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years. The majority of the Company's definite lived intangible assets include customer contracts and technology.
Property and equipment and definite-lived intangible assets (“Long-lived Assets”) are evaluated on a quarterly basis to identify events or changes in circumstances, referred to as triggering events that indicate the carrying value of a Long-lived Asset may not be recoverable, or upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of a Long-lived Asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, cementing and coiled tubing. Estimates of undiscounted future net cash flows of assets groups are projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows take into account known market conditions as of the assessment date, and management’s anticipated business outlook. A terminal period is used to reflect an estimate of stable, perpetual growth. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset groups, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related asset groups. The impairment loss is then allocated across the asset group's major classifications.
The Company did not recognize any impairment charges related to the Company’s long-lived assets for the three and six months ended June 30, 2022 or 2021.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(f) Stock-based compensation
The Company recognizes compensation expense for restricted stock awards ("RSAs"), restricted stock units to be settled in common stock (“RSUs”), performance-based RSU awards (“PSUs”), non-qualified stock options (“stock options”), and performance unit awards (“PUs”) based on the fair value of the awards at the date of grant. The fair value of RSAs and RSUs is determined based on the number of shares or RSUs granted and the closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined by applying the Black-Scholes model to the grant-date market value of the underlying common shares of the Company. The fair value of PSUs and PUs with market conditions are determined using a Monte Carlo simulation method. The Company has elected to recognize forfeiture credits for these awards as they are incurred, as this method best reflects actual stock-based compensation expense. Compensation expense from time-based RSAs, RSUs, PSUs, PUs, and stock options is amortized on a straight-line basis over the requisite service period, which is generally the vesting period.
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
The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company’s common stock valued at $82.3 million, post-closing services valued at $30.0 million, an estimated $15.9 million of contingent consideration, $7.4 million of non-contingent consideration, and a net working capital settlement of $0.5 million that was finalized in the fourth quarter of 2021 and was paid to the Company in the first quarter of 2022. The contingent consideration includes a Tier II upgrade payment and earnout payments, which are contingent upon the achievement of certain performance targets, as described in the Purchase Agreement.
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
The following combined pro forma information assumes the Alamo Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after June 30, 2021 or any operating efficiencies or inefficiencies that resulted from the Alamo Acquisition. The information is not necessarily indicative of results that would have been achieved had the Company controlled Alamo during the period presented. Pro forma adjustments related to the elimination of historical interest expense for debt paid off as part of the Alamo Acquisition were $1.0 million and $2.3 million during the three and six months ended June 30, 2021, respectively.

	(unaudited, amounts in Thousands of Dollars)
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$374,126	$670,023
Net loss	(24,160)	(71,899)

Net loss per share (basic)	$(0.10)	$(0.30)
Net loss per share (diluted)	$(0.10)	$(0.30)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(4)    Inventories, net
Inventories, net, consisted of the following as of June 30, 2022 and December 31, 2021:

	(Thousands of Dollars)
	June 30, 2022	December 31, 2021
Sand, including freight	$20,830	$9,674
Chemicals and consumables	6,733	4,204
Materials and supplies	29,666	24,216
Total inventory, net	$57,229	$38,094
Inventories are reported net of obsolescence reserves of $4.4 million and $6.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company recognized $0.3 million and $0.4 million of obsolescence expense during the three and six months ended June 30, 2021, respectively.
(5)    Long-Term Debt
Long-term debt at June 30, 2022 and December 31, 2021 consisted of the following:

	(Thousands of Dollars)
	June 30, 2022	December 31, 2021
2018 Term Loan Facility	$336,000	$337,750
2021 Equipment Loan	35,940	41,321
Other long-term debt	404	533
Less: Unamortized debt discount and debt issuance costs	(4,150)	(4,719)
Total debt, net of unamortized debt discount and debt issuance costs	368,194	374,885
Less: Current portion	(13,691)	(13,384)
Long-term debt, net of unamortized debt discount and debt issuance costs	$354,503	$361,501
Below is a summary of the Company’s credit facilities outstanding as of June 30, 2022:

	(Thousands of Dollars)
	2021 Equipment Loan	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$35,940	$—	$336,000
Letters of credit issued	$—	$23,201	$—
Available borrowing base commitment	n/a	$334,311	n/a
Interest Rate(1)	5.25%	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor.
    Maturities of the 2018 Term Loan Facility and the 2021 Equipment Loan (each as defined herein) for the next five years are presented below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(Thousands of Dollars)
Year-end December 31,
2022	$7,478
2023	15,430
2024	15,790
2025	333,646
2026	—
$372,344
For additional information regarding the terms of our credit facilities, see Note (8) Long-Term Debt to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2021.
(6) Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and WC&I, with significant concentration in the Completion Services segment. During the three months ended June 30, 2022 and 2021, sales to Completion Services customers represented 95% and 92% of the Company's consolidated revenue, respectively. During the six months ended June 30, 2022 and 2021, sales to Completion Services customers represented 95% and 92% of the Company's consolidated revenue.
    The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices.
From the end of the fourth quarter of 2019 through mid-August 2020, the U.S. active rig count decreased by 70%, from 805 to 244 rigs before recovering to 351 rigs by the end of 2020, primarily driven by the impact from COVID-19. In 2021, the U.S. active rig count recovery continued, increasing 67% from 351 rigs at the end of 2020 to 586 rigs by the end of 2021.
This backdrop drastically impacted the demand for U.S. Completion Services and resulted in increased demand for our services throughout 2021 relative to 2020. By the end of 2021, we started to see signs of improving supply/demand dynamics for U.S. onshore completion services, which resulted in improved pricing and margins relative to earlier in 2021. These improvements accelerated early in 2022 and the Company continued to see disciplined increases in oil supply from the Organization of Petroleum Exporting Countries plus ("OPEC+") and U.S. shale operators through the second quarter of 2022. The Russian invasion of Ukraine increased uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia.
The magnitude, cadence, and resilience of activity and margin improvement is uncertain and dependent on a range of factors, including supply chain disruptions, inflationary pressures, COVID-19 demand resolution, and the ongoing impact of geopolitical tensions on the global economy.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. For the three months ended June 30, 2022, there were no customers that were considered significant. For the six months ended June 30, 2022, revenue from one customer in our completions services segment individually represented 10% or $142.1 million of the Company's consolidated revenue. For the three months ended June 30, 2021, the Company had one significant customer in our completions services segment that represented 11% or $33.0 million of the Company's consolidated revenue. For the six months ended June 30, 2021, the Company had one significant customer in our completions services segment that represented 10% or $52.8 million of the Company's consolidated revenue.
For the three months and six ended June 30, 2022, there were no suppliers that individually represented more than 5% of the Company's overall purchases. For the three months ended June 30, 2021, purchases from the Company's top two supplier combined represented approximately 13% of the Company's overall purchases, while for the six months ended June 30, 2021, the Company's top supplier represented approximately 7% of the Company's overall purchases.
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
    The following tables present the fair value of the Company's derivative instrument on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivative designated as hedging instruments	Derivative not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of June 30, 2022:
Other current asset	$794	$—	$794	$—	$794
Other noncurrent asset	1,269	—	1,269	—	1,269
As of December 31, 2021:
Other current liability	(2,787)	—	(2,787)	—	(2,787)
Other noncurrent liability	$(3,747)	$—	$(3,747)	$—	$(3,747)

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivative designated as cash flow hedges (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Location
Amount of gain recognized in total other comprehensive income (loss) on derivative	$1,565	$(515)	$7,177	$831	OCI
Amount of loss reclassified from accumulated other comprehensive income (loss) into earnings	$(691)	$(683)	$(1,378)	$(1,349)	Interest Expense
The gain (loss) recognized in other comprehensive income (loss) for the derivative instrument is presented within hedging activities in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of June 30, 2022, $0.2 million of net gains will be reclassified from accumulated other comprehensive income (loss) into earnings within the next 12 months.
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of June 30, 2022, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, equity security investments, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of June 30, 2022 and December 31, 2021, the carrying values of the Company's financial instruments, included in its Condensed Consolidated Balance Sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of June 30, 2022 and December 31, 2021, the Company had three financial instruments measured at fair value on a recurring basis which are its interest rate derivative (see Note (7) Derivatives above), the equity security investment, and the earnout payments. The equity security investment was composed primarily of common equity shares and warrants in a publicly traded company, in addition to an immaterial balance related to contingent value rights ("CVRs"). As of June 30, 2022, the Company has sold all of its common equity shares and warrants and only maintains an immaterial investment in the CVRs. The equity security investment is presented within other current assets, the interest rate derivative is presented within other current assets and other noncurrent assets, and the earnout payments are presented within other current liabilities in the consolidated balance sheets.
The fair market value of the interest rate swap reflected on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands of dollars):

		Fair value measurements at reporting date using
	June 30, 2022	Level 1	Level 2	Level 3
Assets:
Equity security investment	$132	$132	$—	$—
Interest rate derivative	2,063	—	2,063	—
Liabilities:
Earnout Payments	$(41,387)	$—	$(28,750)	$(12,637)

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$7,743	$7,743	$—	$—
Liabilities:
Earnout payments	(11,795)	—	—	(11,795)
Interest rate derivative	$(6,534)	$—	$(6,534)	$—

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The fair value of the equity security investment is measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the equity security investment are recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company sold the large majority of its investment, with a book value of $10.3 million during the three months ended June 30, 2022 for $12.4 million, which resulted in a realized gain of $2.1 million.
The fair value of the earnout payments are measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the earnout payments are recognized in Merger and integration in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note (3) Alamo Acquisition for further discussion. The total increase in fair value of the earnout payment was $23.1 million and $32.0 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, $28.7 million of the earnout payments were based on actual results achieved during the performance period ended June 30, 2022 and were therefore considered Level 2 fair value measurements. During the six months ended June 30, 2022, the Company paid $2.5 million related to the performance period ended December 31, 2021.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, the derivative contract and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $158.1 million and $110.7 million as of June 30, 2022 and December 31, 2021, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 to 60 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of June 30, 2022, there were no customers that were considered significant. As of December 31, 2021, trade receivables from the Company's one significant customer individually represented 17% of the Company's total trade receivables.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect substantially all receivables within 30 to 60 days of aging. As of June 30, 2022, the Company had $1.7 million in allowance for credit losses. As of December 31, 2021, the Company had $1.9 million in allowance for credit losses.
The Company did not recognize any bad debt expense during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2022, the Company recovered $0.2 million of accounts receivable. During the three and six months ended June 30, 2021, the Company recognized $2.4 million and $1.2 million of bad debt expense, net of recoveries.
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
As of June 30, 2022, the Company has five types of stock-based compensation outstanding under its Equity Award Plans: (i) RSAs issued to independent directors and certain executives and employees, (ii) RSUs issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers, (iv) PSUs issued to executive officers and key management employees, (v) and PUs issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three and six months ended June 30, 2022 and 2021 (in thousands of dollars):

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Liability-classified awards
Cash-settled awards	$972	$—	$1,633	$—
Equity-classified awards
Restricted stock awards	317	430	628	765
Restricted stock time-based unit awards	5,029	2,953	10,420	6,218
Non-qualified stock options	—	2	—	76
Restricted stock performance-based unit awards	2,201	1,504	4,314	3,033
Stock-based compensation cost	8,519	4,889	16,995	10,092
Tax Benefit(1)	(1,220)	(1,173)	(2,559)	(2,422)
Stock-based compensation cost, net of tax	$7,299	$3,716	$14,436	$7,670
(1) The Company is in a valuation allowance position and any tax benefit for stock-based compensation will be offset by the change in valuation allowance.
Cash-settled awards
During the first quarter of 2022, the Company issued 1,009,737 PUs to executive officers under its Equity and Incentive Awards Plan. These PUs will be settled in cash at the end of the performance period, December 31, 2024, and are classified as liability awards, which are remeasured at fair value at each reporting period. The fair value of these awards as of June 30, 2022 was $9.1 million. The Company recognizes compensation cost for the changes in fair value pro-rated for the portion of the requisite service period rendered. During the three months ended June 30, 2022, the Company recognized $1.0 million in compensation costs related to these awards.During the six months ended June 30, 2022, the Company recognized $1.6 million in compensation costs related to these awards.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Income (loss)	$68,458	$(31,781)	$77,250	$(86,283)

Denominator:
Basic weighted-average common shares outstanding(1)	243,969	215,443	243,621	215,278
Dilutive effect of restricted stock awards granted to Board of Directors	195	13	180	6
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	5,223	1,163	4,628	1,321
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,388	1,480	1,033	1,351
Diluted weighted-average common shares outstanding(1)	250,775	218,099	249,462	217,956
(1) As a result of the net loss incurred by the Company for the three and six months ended June 2021, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.
(11) Commitments and Contingencies
As of June 30, 2022 and December 31, 2021, the Company had $3.4 million and $1.0 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $84.5 million and $54.1 million, as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the Company had a letter of credit of $23.2 million under the 2019 ABL Facility (as defined herein).
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of June 30, 2022 are listed below:

(Thousands of Dollars)
2022	$24,585
2023	17,660
2024	1,190
2025	—
2026	—
$43,435
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
Regulatory Audits
The Company is subject to routine audits by taxing authorities. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. The Company received a final settlement offer from Texas Attorney General Office on September 8, 2021 for $3.7 million, which resulted in an aggregate reduction to the accrual of $24.9 million during 2021, of which $13.3 million was recognized in the three months ended March 31, 2021. This aggregate reduction was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss of 2021. As of June 30, 2022, the Company had recorded estimates of potential assessments, the majority of which is related to an estimate of $14.8 million of potential assessment and exposures for all taxing jurisdictions related to the Alamo Acquisition. As of June 30, 2022, the Company also has an offsetting indemnification receivable of $14.8 million from the former owner of Alamo, recorded pursuant to the Purchase Agreement, in prepaids and other current assets in the Condensed Consolidated Balance Sheet. During the second quarter of 2022, the Company obtained additional information that resulted in a reduction of the Company's accrual and offsetting indemnification receivable related to this audit by $2.9 million. Both the estimated liability and indemnification receivable were recorded in the purchase price allocation at the time of the Alamo Acquisition in 2021.
(12) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.2 million and $0.1 million during the three months ended June 30, 2022 and 2021 respectively for these services. The Company paid $0.4 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively, for these services.
As part of the Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued at $30.0 million in the aggregate. During the three months ended June 30, 2022, the Company did not provide any services to Alamo Frac Holdings, LLC as part of the Purchase Agreement. During the six months ended June 30, 2022, the Company provided $2.4 million of services to Alamo Frac Holdings, LLC. The Company has a remaining customer contract liability related to these services of $21.3 million as of June 30, 2022.
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

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operations by business segment
Adjusted gross profit:
Completion Services(1)	$184,730	$20,361	$291,064	$35,775
WC&I(1)	8,316	2,756	12,369	4,432
Total adjusted gross profit	$193,046	$23,117	$303,433	$40,207
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

	(Thousands of Dollars)
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$801,049	$41,863	$842,912	$1,403,669	$74,286	$1,477,955
Cost of Services	616,319	33,547	649,866	1,112,605	61,917	1,174,522
Gross profit excluding depreciation and amortization	184,730	8,316	193,046	291,064	12,369	303,433
Management adjustments associated with cost of services(1)	—	—	—	—	—	—
Adjusted gross profit	$184,730	$8,316	$193,046	$291,064	$12,369	$303,433
(1)    Adjustments relate to market-driven severance, leased facility closures, and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$268,839	$23,306	$292,145	$477,820	$42,727	$520,547
Cost of Services	248,585	20,675	269,260	448,265	38,772	487,037
Gross profit excluding depreciation and amortization	20,254	2,631	22,885	29,555	3,955	33,510
Management adjustments associated with cost of services(1)	107	125	232	6,220	477	6,697
Adjusted gross profit	$20,361	$2,756	$23,117	$35,775	$4,432	$40,207
(1)    Adjustments relate to market-driven severance, leased facility closures, and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply.

	(Thousands of Dollars)
	June 30, 2022	December 31, 2021
Total assets by segment:
Completion Services	$1,369,679	$1,201,265
WC&I	62,535	60,195
Corporate and Other	221,992	196,121
Total assets	$1,654,206	$1,457,581
Goodwill by segment:
Completion Services	$192,780	$192,780
WC&I	—	—
Corporate and Other	—	—
Total goodwill	$192,780	$192,780

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(14) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In July 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-05 "Leases (Topic 842) Lessors—Certain Leases with Variable Lease Payments" ("ASU 2021-05"). ASU 2021-05 allows a lessor to classify and account for a lease with variable lease payments that doesn't depend on an index or rate as an operating lease if both: a) The lease would’ve been classified as a sales-type lease or a direct-financing lease in accordance with the lease classification guidance in Topic 842; and b) The lessor would’ve otherwise recognized a day-one loss. This standard is effective for fiscal years beginning after December 15, 2021. The Company adopted this standard on January 1, 2022, and there was no material impact on the financial statements.
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
In December 2019, the FASB issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in GAAP. The Company adopted this standard on January 1, 2021, and there was no impact on the financial statements.
(b) Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805) Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” ("ASU 2021-08"). ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard is effective beginning on December 15, 2022. The Company does not expect ASU 2021-08 to have any impact on its consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)” ("ASU 2021-01"). ASU 2021-01 expands on the GAAP guidance on contract modifications and hedge accounting related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This standard is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
(15) Subsequent Events
On July 19, 2022, the Company entered into a definitive agreement to sell the Company’s Coiled Tubing assets to Gladiator Energy LLC for a cash purchase price of $21.6 million. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2022. As of June 30, 2022, the carrying values of the Company's Coiled Tubing assets are presented within assets held for sale in the consolidated balance sheets.

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

ORGANIZATIONAL OVERVIEW
NexTier Oilfield Solutions Inc. is a predominately U.S. land oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. The Company is organized into two reportable segments:
•Completion Services, which consists of the following businesses and services lines: (1) hydraulic fracturing; (2) wireline and pumpdown services; (3) Power Solutions natural gas fueling business; and (4) completion support services, which includes the Company's research and technology department.
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
According to the weekly Baker Hughes Incorporated rig count information, total North America rig count during the second quarter of 2022 averaged 713 rigs, reflecting an increase of approximately 13% as compared to the first quarter 2022 average of 633 rigs, but is still approximately 9% below the pre-COVID first quarter 2020 average of 785 rigs. North America rig count exited the second quarter of 2022 at 753 rigs. The increase as compared to the first quarter 2022 average was driven by supportive commodity prices given global undersupply. Further, the Russia invasion of Ukraine in 2022 continues to impact WTI prices. WTI prices entered the second quarter of 2022 at $100.28 and exited the quarter 5% higher at $105.76, with an interquarter high of $122.11. Henry Hub Natural gas prices were down 4% from $5.64 on March 31, 2022 to $5.42 on June 30, 2022.
In the second quarter of 2022, we continued to see disciplined increases in oil supply from OPEC+ and U.S. shale operators. The Russian invasion of Ukraine increased uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia.
U.S. onshore completion activity growth slowed during the quarter, a function of very high utilization of equipment. We deployed one additional frac fleet at the end of Q1, and did not deploy any additional fleets during Q2. Demand for our services was strong throughout the quarter, and efficiency improved as our operations were less affected by winter weather and post-holiday startup compared to Q1. We expect third quarter activity will continue along a similar trend of activity given our expectation to operate a similar number of fleets in the third quarter relative to the second quarter, although seasonal factors are typically most favorable during the third quarter. Continued strength in customer activity and utilization remains dependent on macro conditions, including commodity prices, changing political climate, response to the COVID-19 pandemic (including any resurgences in the U.S. and abroad), continued focus on capital discipline, seasonality and potential lasting changes that a prolonged or resurging pandemic may have on supply and demand worldwide.
In addition, we have started to see improvement in pricing across almost all of our services. Overall economic conditions in the market have continued to improve the profitability of the fleet.
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

We are constantly assessing our approach to ensure that our team and our equipment meets the evolving demands. Customers are increasingly looking for ways to lower their carbon footprint by lower emissions associated with their drilling and completion activity. We have invested to upgrade more than half of our fleet to be able to operate using natural gas as a primary fuel source. These dual fuel fleets can be powered using both diesel and natural gas as a fuel source. In addition to lowering emissions, at current diesel and natural gas prices, using natural gas can lower the cost to operate a dual fuel fleet relative to a conventional diesel fleet. In addition, we plan to deploy our first electric fleet in 2023.

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
Strategic Direction

We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel and electric fleet capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. Our recent acquisition of Alamo added 9 hydraulic fracturing fleets, approximately 92% of which is Tier IV dual fuel capable. NexTier's best-in-class digital platform has been applied to the NexTier operating fleets. We have launched our natural gas treatment and delivery (Power Solutions), including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. Our integrated natural gas treatment and delivery solution became operational in the second half of 2021. This integrated strategy is designed to provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite. Given the positive market response, we have continued to invest and grow the Power Solutions footprint.

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
Operating Effectively Through the COVID-19 Pandemic
    We have continued our measures focused on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. For additional information regarding the actions we've taken since the onset of the COVID-19 pandemic and the increased risks to our business related to the COVID-19 pandemic can be found in our Annual Report on Form 10-K for the year ended December 31, 2021. While we saw continued recovery from the impacts of the COVID-19 pandemic during the first quarter and second quarters of 2022, contingency plans remain in place to address the impact of resurgences of the virus (including as a result of the emergence of new variants and strains of the virus, such as Delta and Omicron).

RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021
Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021
The following is a comparison of our results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

	Three Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2022	2021	2022	2021	$	%
Completion Services	$801,049	$268,839	95%	92%	$532,210	198%
WC&I	41,863	23,306	5%	8%	18,557	80%
Revenue	842,912	292,145	100%	100%	550,767	189%
Completion Services	616,319	248,585	73%	85%	367,734	148%
WC&I	33,547	20,675	4%	7%	12,872	62%
Costs of services	649,866	269,260	77%	92%	380,606	141%
Depreciation and amortization	58,794	40,671	7%	14%	18,123	45%
Selling, general and administrative expenses	35,855	20,734	4%	7%	15,121	73%
Merger and integration	23,682	178	3%	0%	23,504	13,204%
Gain on disposal of assets	(866)	(2,017)	0%	(1%)	1,151	(57%)
Operating income (loss)	75,581	(36,681)	9%	(13%)	112,262	(306%)
Other income, net	1,461	11,247	0%	4%	(9,786)	(87%)
Interest expense	(7,344)	(5,726)	(1%)	(2%)	(1,618)	28%
Total other income (expense)	(5,883)	5,521	(1%)	2%	(11,404)	(207%)
Income tax expense	(1,240)	(621)	0%	0%	(619)	100%
Net income (loss)	$68,458	$(31,781)	8%	(11%)	$100,239	(315%)

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the three months ended June 30, 2022 increased by $550.8 million, or 189%, to $842.9 million from $292.1 million during the three months ended June 30, 2021. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the three months ended June 30, 2022 increased by $532.2 million, or 198%, to $801.0 million from $268.8 million during the three months ended June 30, 2021. The segment revenue increase is primarily attributable to a strong increase in the number of deployed hydraulic fracturing fleets, the addition of our Power Solutions natural gas fueling services, increases in wireline and pump down services, and the Alamo Acquisition on August 31, 2021. Fracturing services increased to 34 average deployed fleets during the three months ended June 30, 2022 from 18 average deployed fleets during the three months ended June 30, 2021. Improved market conditions and higher global commodity prices drove increased customer activity across all basins, and we realized strong pricing recovery in all services lines.
Well Construction and Intervention Services: WC&I segment revenue increased $18.6 million, or 80%, to $41.9 million during the three months ended June 30, 2022 from $23.3 million during the three months ended June 30, 2021. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing and coil tubing services resulting from improved market conditions and higher global oil and gas commodity prices.
Cost of Services: Cost of services during the three months ended June 30, 2022 increased by $380.6 million, or 141%, to $649.9 million from $269.3 million during the three months ended June 30, 2021. The increase is primarily due to significantly increased activity and utilization, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.

Equipment Utilization: Depreciation and amortization expense increased $18.1 million, or 45%, to $58.8 million during the three months ended June 30, 2022 from $40.7 million during the three months ended June 30, 2021. The increase in depreciation and amortization is primarily due to additional equipment received in the Alamo Acquisition. Gain on disposal of assets decreased by $1.2 million, or 57%, to a gain of $0.9 million during the three months ended June 30, 2022 from $2.0 million during three months ended June 30, 2021.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, increased by $15.1 million, or 73%, to $35.86 million during three months ended June 30, 2022 from $20.7 million during the three months ended June 30, 2021, primarily due to a merit increase in 2022 and the non-recurring accrual reduction for our regulatory audit estimate during 2021.
Merger and integration expense: Merger and integration expense increased by $23.5 million during the three months ended June 30, 2022 to $23.7 million from $0.2 million during the three months ended June 30, 2021. The increase in merger and integration expense is primarily related to the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement. The earnout performance period, which goes through December 31, 2022, is still ongoing and changes in the fair value of the earnout are based on actual and projected performance within the performance period, in accordance with the Purchase Agreement.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended June 30, 2022 was 1.8% for $1.2 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to state income taxes and change in valuation allowance. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. We continue to rigorously evaluate all available evidence to determine the likelihood of utilizing our net deferred tax assets.

RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021
Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021
The following is a comparison of our results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2022	2021	2022	2021	$	%
Completion Services	$1,403,669	$477,820	95%	92%	$925,849	194%
WC&I	74,286	42,727	5%	8%	31,559	74%
Revenue	1,477,955	520,547	100%	100%	957,408	184%
Completion Services	1,112,605	448,265	75%	86%	664,340	148%
WC&I	61,917	38,772	4%	7%	23,145	60%
Costs of services	1,174,522	487,037	79%	94%	687,485	141%
Depreciation and amortization	113,957	86,539	8%	17%	27,418	32%
Selling, general and administrative expenses	71,714	36,803	5%	7%	34,911	95%
Merger and integration	32,914	178	2%	0%	32,736	18,391%
Gain on disposal of assets	(1,689)	(6,609)	0%	(1%)	4,920	(74%)
Operating income (loss)	86,537	(83,401)	6%	(16%)	169,938	(204%)
Other income, net	6,831	8,528	0%	2%	(1,697)	(20%)
Interest expense	(14,718)	(9,932)	(1%)	(2%)	(4,786)	48%
Total other income (expense)	(7,887)	(1,404)	(1%)	0%	(6,483)	462%
Income tax expense	(1,400)	(1,478)	0%	0%	78	(5%)
Net income (loss)	$77,250	$(86,283)	5%	(17%)	$163,533	(190%)

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the six months ended June 30, 2022 increased by $957.4 million, or 184%, to $1.5 billion from $520.5 million during the six months ended June 30, 2021. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the six months ended June 30, 2022 increased by $925.8 million, or 194%, to $1.4 billion from $477.8 million during the six months ended June 30, 2021. The segment revenue increase is primarily attributable to a strong increase in the number of deployed hydraulic fracturing fleets, the addition of our Power Solutions natural gas fueling services, increases in wireline and pump down services, and the Alamo Acquisition on August 31, 2021. Fracturing services increased to 33 average deployed fleets during the six months ended June 30, 2022 from 18 average deployed fleets during the six months ended June 30, 2021. Improved market conditions and higher global commodity prices drove increased customer activity across all basins, and we realized strong pricing recovery in all services lines.
Well Construction and Intervention Services: WC&I segment revenue increased $31.6 million, or 74%, to $74.3 million during the six months ended June 30, 2022 from $42.7 million during the six months ended June 30, 2021. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing and coil tubing services resulting from improved market conditions and higher global oil and gas commodity prices.
Cost of Services: Cost of services during the six months ended June 30, 2022 increased by $687.5 million, or 141%, to $1.2 billion from $487.0 million during the six months ended June 30, 2021. The increase is primarily due to significantly increased activity and utilization, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.

Equipment Utilization: Depreciation and amortization expense increased $27.4 million, or 32%, to $114.0 million during the six months ended June 30, 2022 from $86.5 million, during the six months ended June 30, 2021. The increase in depreciation and amortization is primarily due to additional equipment received in the Alamo Acquisition. Gain on disposal of assets decreased by $4.9 million, or 74%, to a gain of $1.7 million during the three months ended June 30, 2022 from $6.6 million during the three months ended June 30, 2021.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, increased by $34.9 million, or 95%, to $71.7 million during the six months ended June 30, 2022 from $36.8 million during the six months ended June 30, 2021. This increase is primarily related to non-recurring $22.1 million accrual reduction for our regulatory audit estimate in the six months ended June 30, 2021, which was ultimately settled in the third quarter of 2021, combined with increased stock compensation in first quarter of 2022 and increased activity as a result of the Alamo Acquisition in the third quarter of 2021.
Merger and integration expense: Merger and integration expense increased by $32.7 million during the six months ended June 30, 2022 to $32.9 million from $0.2 million during the six months ended June 30, 2021. The increase in merger and integration expense is primarily related to the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement. The earnout performance period, which goes through December 31, 2022, is still ongoing and changes in the fair value of the earnout are based on actual and projected performance within the performance period, in accordance with the Purchase Agreement.
Effective tax rate: Our effective tax rate on continuing operations for the six months ended June 30, 2022 was 1.8% for $1.4 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to state income taxes and change in valuation allowance. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. We continue to rigorously evaluate all available evidence to determine the likelihood of utilizing our net deferred tax assets.

Material Changes to our Consolidated Balance Sheet

The following table presents the major indicators of our financial condition and liquidity.

	(Thousands of Dollars)
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$158,136	$110,695
Total current assets, excluding cash and cash equivalents	568,617	397,014
Total current liabilities, excluding current maturities of long-term debt and leases	576,597	438,961
Current maturities of long-term debt	13,691	13,384
Long-term debt, net of deferred financing costs and debt discount, less current maturities	$354,503	$361,501

Cash and cash equivalents was $158.1 million as of June 30, 2022, an increase of $47.4 million, or 43%, compared to $110.7 million as of December 31, 2021. The increase in cash and cash equivalents during the six months ended June 30, 2022, was primarily driven by the improved market conditions and higher global commodity prices that have increased customer activity across all basins and have enabled strong pricing recovery in all services lines.

Total current assets, excluding cash and cash equivalents was $568.6 million as of June 30, 2022, an increase of $171.6 million, or 43%, compared to $397.0 million as of December 31, 2021. Total current liabilities, excluding current maturities of long-term debt and leases was $576.6 million as of June 30, 2022, an increase of $137.6 million, or 31%, compared to $439.0 million as of December 31, 2021. The increase in both total current assets, excluding cash and cash equivalents and total current liabilities, excluding current maturities of long-term debt and leases was primarily driven by the increased activity in the Company’s Completion Services segment, mostly due to higher number of fully utilized fleets deployed, the acquisition of Alamo, and strong pricing recovery.

Debt, net of deferred financing costs and debt discount was $354.5 million as of June 30, 2022, a decrease of $7.0 million, or 2%, as compared to $361.5 million as of December 31, 2021. The decrease in debt, net of deferred financing costs and debt discount was primarily driven by the principal payments made throughout the period.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$158,136	$110,695
Debt, net of unamortized deferred financing costs and unamortized debt discount	368,194	374,885

	(Thousands of Dollars)
	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$146,500	$(8,599)
Net cash provided used in investing activities	(76,972)	(13,361)
Net cash used in financing activities	(22,340)	(3,496)

Significant sources and uses of cash during the six months ended June 30, 2022
Sources of cash:
•Operating activities:
–Net cash provided by operating activities during the six months ended June 30, 2022 was $146.5 million. This was primarily driven by improved market conditions and higher global commodity prices, which drove increased customer activity across all basins, as well as realized strong pricing recovery in all services lines. Pricing improvements, coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.
Uses of cash:
•Investing activities:
–Net cash used in investing activities during the six months ended June 30, 2022 was $77.0 million. The activity consists primarily of purchases of property and equipment of $81.3 million, advances of deposit on equipment of $3.4 million, and implementation of software of $2.0 million, offset by proceeds from disposal of assets of $9.2 million.
•Financing activities:
–Net cash used in financing activities during the six months ended June 30, 2022 was $22.3 million. The activity consists primarily of payments made related to repayment of the 2018 Term Loan Facility and the Equipment Loan of $7.3 million, repayment of our finance leases of $6.6 million, repayment of our financing liabilities was $4.0 million, repurchase and retirement of shares related to stock-based compensation of $4.4 million
Significant sources and uses of cash during the six months ended June 30, 2021
Uses of cash:
•Operating activities:
–Net cash used in operating activities during the six months ended June 30, 2021 was $8.6 million. The net cash usage was primarily due to a decrease in our average number of deployed fleets during the period, combined with decreases in our wireline and pumpdown services.

•Investing activities:
–Net cash used in investing activities during the six months ended June 30, 2021 was $13.4 million, consisting primarily of capital expenditures, net of $34.4 million in cash received from the WSS Notes and $18.4 million in proceeds from disposal of assets.
•Financing activities:
–Net cash used in financing activities during the six months ended June 30, 2021 was $3.5 million. The activity consists primarily of payments made related to repayment of our debt facilities, excluding leases and interest, of $1.8 million, repayment of our finance leases of $0.3 million, and the repurchase and retirement of shares related to stock-based compensation of $1.4 million.
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

Overall, capital expenditures for the first half of 2022 was slightly below our guidance for $90-100 million. This was driven primarily by supply chain delays with the conclusion of our dual fuel conversion program pushed into the third quarter of 2022. We anticipate an additional $100 million in capital expenditures during the second half of 2022.

    Debt service for the year ended December 31, 2022 is projected to be $53.0 million, of which $13.6 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations.
In addition, we will be using cash to perform our obligations under the earnout related to the Alamo Acquisition. We anticipate that any payments due under the earnout will be funded by cash flows from operations.
    Other factors affecting liquidity
Financial position in current market. As of June 30, 2022, we had $158.1 million of cash and a total of $334.3 million available under our 2019 ABL Facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our 2019 ABL Facility will provide sufficient liquidity to cover our estimated short-term (i.e., the next 12 months) and long-term (i.e., beyond the next 12 months) funding needs, including for capital expenditures, debt service, and working capital investments.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $23.2 million of letters of credit were outstanding as of June 30, 2022.
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

Long-Term Debt Arrangements
2019 ABL Facility
We and certain of our subsidiaries as additional borrowers and guarantors, are parties to the 2019 ABL Facility that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million sub-facility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of June 30, 2022, we had no outstanding principal amounts under the 2019 ABL Facility. The 2019 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the ABL Facility), and we were in compliance with those covenants as of June 30, 2022.
2018 Term Loan Facility
On May 25, 2018, we and certain of our subsidiaries as guarantors entered into the 2018 Term Loan Facility with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance Keane Group’s then-existing term loan facility and to repay related fees and expenses, with the excess proceeds to fund general corporate purposes. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility), and we were in compliance with those covenants as of June 30, 2022.
Equipment Loan
On August 20, 2021, the Company entered into the Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides the backdrop for the Company to enter into secured equipment financing term loans from time to time in an aggregate amount of up to $46.5 million (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. On September 3, 2021, we entered into a term note for $39.4 million for an equipment financing loan. On December 30, 2021 the Company entered into a term note for $3.4 million for additional equipment financing. The term notes will bear interest at a rate of 5.25% per annum and will mature no later than June 1, 2025. The Master Agreement and the term notes contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Master Agreement. As of June 30, 2022, the Company was in compliance with all covenants.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of June 30, 2022, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan Facility. As of June 30, 2022, we had $336.0 million aggregate principal amount outstanding under the 2018 Term Loan Facility. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan Facility would have a $0.9 million and $1.7 million impact on interest expense for the three and six months ended June 30, 2022, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
    The information in response to this item is incorporated herein by reference from Note (11) Commitments and Contingencies of Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022.
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

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 27, 2022.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Dipo Iluyomade
Dipo Iluyomade
Chief Accounting Officer and Duly Authorized Officer