Form 10-Q
period 2022-09-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2022-10-26
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2022, the registrant had 245,529,851 shares of common stock outstanding.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "will," "should," "expect," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "estimate," "predict," "potential," "outlook," "reflect," "forecast," "future," or "continue," or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our future operating results;
•crude oil and natural gas demand, production growth, and commodity prices;
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

PART I

Item 1. Financial Statements

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except par value)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$250,207	$110,695
Trade and other accounts receivable, net	479,669	301,740
Inventories, net	60,008	38,094
Assets held for sale	—	1,555
Prepaid and other current assets	53,533	55,625
Total current assets	843,417	507,709
Operating lease right-of-use assets	17,487	21,767
Finance lease right-of-use assets	45,262	41,537
Property and equipment (net of accumulated depreciation of $984,324 and $951,170)	636,951	620,865
Goodwill	192,780	192,780
Intangible assets (net of accumulated amortization of $78,920 and $62,678)	53,117	64,961
Other noncurrent assets	13,310	7,962
Total assets	$1,802,324	$1,457,581
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$288,293	$190,963
Accrued expenses	287,980	213,923
Customer contract liabilities	23,538	23,729
Current maturities of long-term operating lease liabilities	5,324	7,452
Current maturities of long-term finance lease liabilities	18,261	11,906
Current maturities of long-term debt	13,849	13,384
Other current liabilities	11,277	10,346
Total current liabilities	648,522	471,703
Long-term operating lease liabilities, less current maturities	12,823	20,446
Long-term finance lease liabilities, less current maturities	17,335	26,873
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	350,986	361,501
Other noncurrent liabilities	9,732	30,041
Total noncurrent liabilities	390,876	438,861
Total liabilities	1,039,398	910,564
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 245,519 and 242,019 shares, respectively)	2,455	2,420
Paid-in capital in excess of par value	1,113,380	1,094,020
Retained deficit	(359,180)	(541,164)
Accumulated other comprehensive loss	6,271	(8,259)
Total stockholders' equity	762,926	547,017
Total liabilities and stockholders' equity	$1,802,324	$1,457,581

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$896,010	$393,164	$2,373,965	$913,711
Operating costs and expenses:
Cost of services(1)	682,683	344,637	1,857,205	831,674
Depreciation and amortization	56,542	44,861	170,499	131,400
Selling, general and administrative expenses	37,415	37,453	109,129	74,256
Merger and integration	27,521	4,752	60,435	4,930
Gain on disposal of assets	(10,471)	(1,133)	(12,160)	(7,742)
Total operating costs and expenses	793,690	430,570	2,185,108	1,034,518
Operating income (loss)	102,320	(37,406)	188,857	(120,807)
Other income (expense):
Other income, net	11,124	585	17,955	9,113
Interest expense, net	(7,150)	(6,701)	(21,868)	(16,633)
Total other income (expense)	3,974	(6,116)	(3,913)	(7,520)
Income (loss) before income taxes	106,294	(43,522)	184,944	(128,327)
Income tax expense	(1,560)	(472)	(2,960)	(1,950)
Net Income (loss)	104,734	(43,994)	181,984	(130,277)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,037	531	1,290	433
Hedging activities	4,421	(46)	11,598	785
Total comprehensive income (loss)	$110,192	$(43,509)	$194,872	$(129,059)

Net income (loss) per share:
Basic net income (loss) per share	$0.43	$(0.20)	$0.75	$(0.60)
Diluted net income (loss) per share	$0.42	$(0.20)	$0.73	$(0.60)

Weighted-average shares outstanding: basic	244,686	224,481	243,980	218,499
Weighted-average shares outstanding: diluted	250,821	224,481	249,864	218,499

(1) Cost of services during the three and nine months ended September 30, 2022 excludes depreciation and amortization of $52.1 million and $157.3 million, respectively. Cost of services during the three and nine months ended September 30, 2021 excludes depreciation and amortization of $40.5 million and $118.1 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2021	$2,420	$1,094,020	$(541,164)	$(8,259)	$547,017
Stock-based compensation	19	7,796	—	—	7,815
Shares repurchased and retired related to stock-based compensation	—	(3,953)	—	—	(3,953)
Other comprehensive income	—	—	—	6,014	6,014
Net income	—	—	8,792	—	8,792
Balance as of March 31, 2022	$2,439	$1,097,863	$(532,372)	$(2,245)	$565,685
Stock-based compensation	7	7,540	—	—	7,547
Shares repurchased and retired related to stock-based compensation	(4)	(397)	—	—	(401)
Other comprehensive income	—	—	—	2,794	2,794
Net income	—	—	68,458	—	68,458
Balance as of June 30, 2022	$2,442	$1,105,006	$(463,914)	$549	$644,083
Stock-based compensation	8	7,111	—	—	7,119
Shares repurchased and retired related to stock-based compensation	—	(2,939)	—	—	(2,939)
Equity issued in connection with CIG Acquisition	5	4,202	—	—	4,207
Other comprehensive income	—	—	—	5,722	5,722
Net income	—	—	104,734	—	104,734
Balance as of September 30, 2022	$2,455	$1,113,380	$(359,180)	$6,271	$762,926

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	10	5,193	—	—	5,203
Shares repurchased and retired related to stock-based compensation	(1)	(1,009)	—	—	(1,010)
Other comprehensive income	—	—	—	2,349	2,349
Net loss	—	—	(54,502)	—	(54,502)
Balance as of March 31, 2021	$2,153	$994,179	$(476,243)	$(10,761)	$509,328
Stock-based compensation	5	4,884	—	—	4,889
Shares repurchased and retired related to stock repurchase program	(1)	(435)	—	—	(436)
Other comprehensive loss	—	—	—	(267)	(267)
Net loss	—	—	(31,781)	—	(31,781)
Balance as of June 30, 2021	$2,157	$998,628	$(508,024)	$(11,028)	$481,733
Stock-based compensation	4	7,346	—	—	7,350
Shares repurchased and retired related to stock repurchase program	(1)	(419)	—	—	(420)
Equity issued in connection with Alamo Acquisition	260	82,063	—	—	82,323
Other comprehensive loss	—	—	—	1,179	1,179
Net loss	—	—	(43,994)	—	(43,994)
Balance as of September 30, 2021	$2,420	$1,087,618	$(552,018)	$(9,849)	$528,171
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$181,984	$(130,277)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	170,499	131,400
Amortization of deferred financing fees	1,634	1,528
Gain on disposal of assets	(12,160)	(7,742)
Unrealized gain on derivative recognized in other comprehensive loss	—	785
(Gain) loss on financial instrument and derivatives, net	(6,299)	4,142
Stock-based compensation	24,862	17,442
Gain on insurance proceeds recognized in other income	(11,044)	(10,409)
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable, net	(177,955)	(92,184)
Increase in inventories	(26,523)	(9,046)
Decrease (increase) in prepaid and other current assets	27,625	(10,138)
Decrease in other assets	8,945	14,203
Increase in accounts payable	77,964	59,072
Increase in accrued expenses	76,600	42,951
Decrease in customer contract liabilities	(192)	(3,468)
Decrease in other liabilities	(25,619)	(27,579)
Net cash provided by (used in) operating activities	310,321	(19,320)
Cash flows from investing activities:
Purchase of property and equipment	(136,770)	(132,057)
Advances of deposit on equipment	(5,884)	(543)
Implementation of software	(2,986)	(2,532)
Proceeds from disposal of assets	36,098	24,470
Assets and business acquisition	(26,694)	(95,082)
Payment of consideration liability	—	(6,671)
Proceeds from settlement of WSS Notes and make-whole derivative	—	34,350
Proceeds from insurance recoveries	845	22,947
Net cash used in investing activities	(135,391)	(155,118)
Cash flows from financing activities:
Proceeds from asset-based revolver and equipment loan	—	39,428
Payments on the term loan facility and asset based revolver	(10,977)	(2,625)
Payments on finance leases	(10,056)	(1,146)
Payment of debt issuance costs	(110)	(251)
Payments for financing liabilities	(5,799)	—
Payments for contingent consideration	(2,473)	—
Shares repurchased and retired related to stock-based compensation	(7,293)	(1,866)
Net cash provided (used) in financing activities	(36,708)	33,540
Non-cash effect of foreign translation adjustments	1,290	433
Net increase (decrease) in cash, cash equivalents	139,512	(140,465)
Cash and cash equivalents, beginning	110,695	275,990
Cash and cash equivalents, ending	$250,207	$135,525

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$19,434	$16,469
Income taxes	1,260	—
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(19,404)	$(19,763)
Non-cash additions to finance right-of-use assets	7,115	35,813
Non-cash additions to finance lease liabilities, including current maturities	(6,874)	(35,813)
Non-cash additions to operating right-of-use assets	5,100	3,352
Non-cash additions to operating lease liabilities, including current maturities	$(5,016)	$(512)

500,000 shares of NexTier common stock issued for asset acquisition	$(4,207)	$—
26,000,000 shares of NexTier common stock issued in exchange for Alamo ownership	—	(82,323)
Total contingent consideration	—	(45,944)
Non contingent consideration	$—	$(7,370)

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
The Company’s accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires the Company to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from the Company’s estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets; inventory reserves; acquisition accounting; contingent liabilities; and the valuation of property and equipment, intangible assets, equity issued as consideration in an acquisition, income taxes, stock-based incentive plan awards and derivatives.
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2022 and the results of its operations and cash flows for the three and nine months ended September 30, 2022 and 2021. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
On August 31, 2021, the Company completed its acquisition (the “Alamo Acquisition”) of Alamo. Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate Alamo’s operations, aligning accounting processes and procedures, integrating its enterprise resource planning system with those of the Company, and any earnout payments. All of these costs are recorded within merger and integration costs on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). For additional detailed information regarding the Alamo Acquisition, see Note (3) Acquisitions.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. The Company has identified one contract with a remaining term of more than one year, for which the Company had approximately $21.3 million of unsatisfied performance obligations as of September 30, 2022, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.
Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As of September 30, 2022, the majority of the

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Company’s customer contract liability balance is related to the post close service agreement as a result of the Alamo Acquisition. Payment terms after invoicing are typically 30 to 60 days.
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
Revenue from the Company’s (i) Completion Services and (ii) Well Construction and Intervention (“WC&I”) segments are recognized as follows:
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
On August 1, 2022, the Company sold its coiled tubing assets to Gladiator Energy LLC ("Gladiator") for a cash purchase price of $21.6 million, which resulted in a gain on sale of assets of $11.6 million. Prior to the sale, the Company provided a range of coiled tubing services used for fracturing plug drill-out during completion operations and for well workover and maintenance, primarily on a spot market basis. Jobs for these services were typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue was recognized upon completion of each day’s work based upon a completed field ticket. The field ticket included charges for the services performed and the consumables used during the course of service. The field ticket may have also included charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically would charge the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates or pursuant to pricing agreements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
Revenue activities during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	(Thousands of Dollars)			(Thousands of Dollars)
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Geography
Northeast	$110,246	$8,505	$118,751	$310,123	$20,391	$330,514
Central	165,505	—	165,505	438,596	—	438,596
West Texas	514,316	28,250	542,566	1,391,379	88,353	1,479,732
West	64,961	1,504	66,465	113,984	3,801	117,785
International	2,723	—	2,723	7,338	—	7,338
	$857,751	$38,259	$896,010	$2,261,420	$112,545	$2,373,965

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	(Thousands of Dollars)			(Thousands of Dollars)
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Geography
Northeast	$64,140	$4,859	$68,999	$177,448	$16,978	$194,426
Central	72,861	—	72,861	162,410	—	162,410
West Texas	168,176	20,902	189,078	407,643	49,511	457,154
West	50,511	1,336	51,847	60,794	3,335	64,129
International	10,379	—	10,379	35,592	—	35,592
	$366,067	$27,097	$393,164	$843,887	$69,824	$913,711
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
During the third quarter of 2022, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in a loss of fracturing equipment; no parties were injured as a result of this incident. As of September 30, 2022, the Company recognized a $15.3 million receivable related to insurance proceeds in other current assets for replacement costs of the damaged equipment, which offsets the $4.3 million loss recognized on the damaged equipment and costs to remove the equipment. The resulting gain of $11.0 million was recognized in other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Amortization on definite-lived intangible assets is calculated using the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years. The majority of the Company's definite lived intangible assets include customer contracts and technology.
Property and equipment and definite-lived intangible assets (“Long-lived Assets”) are evaluated annually or upon the occurrence of events or changes in circumstances, referred to as triggering events, that may indicate the carrying value of a Long-lived Asset may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of a Long-lived Asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. Following the sale of the Company's coiled tubing assets to Gladiator, the Company's asset groups consist of fracturing services, wireline and cementing. Estimates of undiscounted future net cash flows of assets groups are projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows take into account known market conditions as of the assessment date, and management’s anticipated business outlook. A terminal period is used to reflect an estimate of stable, perpetual growth. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset groups, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related asset groups. The impairment loss is then allocated across the asset group's major classifications.
The Company did not recognize any impairment charges related to the Company’s long-lived assets for the three and nine months ended September 30, 2022 or 2021.
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
(3) Acquisitions
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The following combined pro forma information assumes the Alamo Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after September 30, 2021 or any operating efficiencies or inefficiencies that resulted from the Alamo Acquisition. The information is not necessarily indicative of results that would have been achieved had the Company controlled Alamo during the period presented. Pro forma adjustments related to the elimination of historical interest expense for debt paid off as part of the Alamo Acquisition were $0.4 million and $2.7 million during the three and nine months ended September 30, 2021, respectively.

	(unaudited, amounts in Thousands of Dollars)
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$454,113	$1,124,136
Net loss	(44,392)	(116,291)

Net loss per share (basic)	$(0.18)	$(0.48)
Net loss per share (diluted)	$(0.18)	$(0.48)
(b) Asset Acquisition from Continental Intermodal Group LP
On August 3, 2022 the Company entered into and closed a definitive agreement to purchase substantially all assets (and assume certain lease liabilities) of the sand hauling, wellsite storage and last mile logistics businesses of Continental Intermodal Group LP (“CIG”) and its subsidiaries (the “CIG Acquisition”) from CIG, Continental Intermodal Group – Trucking, LLC (“Trucking”) and CIG Logistics LLC (together with Trucking and CIG, “CIG Sellers”).
The CIG Acquisition was completed for a purchase price of $31.3 million. At the time of close, the Company paid a total of $32.1 million, which included: (i) approximately $27.9 million in cash paid at closing to the CIG Sellers plus (ii) 500,000 shares of common stock. The $32.1 million transferred to CIG at the time of close included a deposit of $0.8 million for a transition services agreement for costs of services to be provided during the transition period. Accordingly, the purchase price of $31.3 million does not include the deposit of $0.8 million. The Company accounted for this acquisition as an asset acquisition pursuant to ASC 805. The purchase price of the acquisition was allocated amongst the acquired assets as the fair value of the acquired machinery and equipment assets represented substantially all of the fair value of the gross assets acquired. Additionally, the Company established a right of use asset and an operating lease liability of $0.9 million for the assumed lease liability.
(4)    Inventories, net
Inventories, net, consisted of the following as of September 30, 2022 and December 31, 2021:

	(Thousands of Dollars)
	September 30, 2022	December 31, 2021
Sand, including freight	$18,183	$9,674
Chemicals and consumables	7,128	4,204
Materials and supplies	34,697	24,216
Total inventory, net	$60,008	$38,094
Inventories are reported net of obsolescence reserves of $3.0 million and $6.3 million as of September 30, 2022 and December 31, 2021, respectively. The Company recognized $0.6 million and $1.0 million of obsolescence expense during the three and nine months ended September 30, 2021, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(5)    Long-Term Debt
Long-term debt at September 30, 2022 and December 31, 2021 consisted of the following:

	(Thousands of Dollars)
	September 30, 2022	December 31, 2021
2018 Term Loan Facility	$335,125	$337,750
2021 Equipment Loan	33,162	41,321
Other long-term debt	339	533
Less: Unamortized debt discount and debt issuance costs	(3,791)	(4,719)
Total debt, net of unamortized debt discount and debt issuance costs	364,835	374,885
Less: Current portion	(13,849)	(13,384)
Long-term debt, net of unamortized debt discount and debt issuance costs	$350,986	$361,501
Below is a summary of the Company’s credit facilities outstanding as of September 30, 2022:

	(Thousands of Dollars)
	2021 Equipment Loan	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$33,162	$—	$335,125
Letters of credit issued	$—	$23,050	$—
Available borrowing base commitment	n/a	$371,468	n/a
Interest Rate(1)	5.25%	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor.
    Maturities of the 2018 Term Loan Facility and the 2021 Equipment Loan (each as defined herein) for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2022	$3,760
2023	15,430
2024	15,790
2025	333,646
2026	—
$368,626
For additional information regarding the terms of our credit facilities, see Note (8) Long-Term Debt to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2021.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(6) Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and WC&I, with significant concentration in the Completion Services segment. During the three months ended September 30, 2022 and 2021, sales to Completion Services customers represented 96% and 93% of the Company's consolidated revenue, respectively. During the nine months ended September 30, 2022 and 2021, sales to Completion Services customers represented 95% and 92% of the Company's consolidated revenue.
    The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices.
From the end of the fourth quarter of 2019 through mid-August 2020, the U.S. active rig count decreased by 70%, from 805 to 244 rigs before recovering to 351 rigs by the end of 2020, primarily driven by the impact from the COVID-19 pandemic. In 2021, the U.S. active rig count recovery continued, increasing 67% from 351 rigs at the end of 2020 to 586 rigs by the end of 2021.
This backdrop drastically impacted the demand for U.S. Completion Services and resulted in increased demand for our services throughout 2021 relative to 2020. By the end of 2021, we started to see signs of improving supply/demand dynamics for U.S. onshore completion services, which resulted in improved pricing and margins relative to earlier in 2021. These improvements accelerated through 2022 and the Company continued to see disciplined increases in oil supply from the Organization of Petroleum Exporting Countries plus ("OPEC+") and U.S. shale operators through the third quarter of 2022. The Russian invasion of Ukraine continues to increase uncertainty of global supply given the crude oil and natural gas that is exported out of Russia.
The magnitude, cadence, and resilience of activity and margin improvement is uncertain and dependent on a range of factors, including supply chain disruptions, inflationary pressures, COVID-19 demand resolution, and the ongoing impact of geopolitical tensions on the global economy.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. For the three months ended September 30, 2022, there were no customers that were considered significant. For the nine months ended September 30, 2022, there were no customers that were considered significant. For the three months ended September 30, 2021, the Company had one significant customer in our completions services segment that represented 15% or $60.8 million of the Company's consolidated revenue. For the nine months ended September 30, 2021, the Company had one significant customer in our completions services segment that represented 12% or $113.6 million of the Company's consolidated revenue.
For the three and nine months ended September 30, 2022, there were no suppliers that individually represented more than 5% of the Company's overall purchases. For the three months ended September 30, 2021, purchases from the Company's top supplier represented 5% of the Company's overall purchases, while for the nine months ended September 30, 2021, the Company's top supplier represented approximately 6% of the Company's overall purchases.
(7) Derivatives
    The Company uses interest-rate-related derivative instruments to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
On March 9, 2020, the Company sold its Well Support Services ("WSS") segment to Basic Energy Services, Inc. (“Basic”) for $93.7 million of total proceeds, including cash and $34.4 million of par value Senior Secured Notes (the "WSS Notes"), with 10.75% coupon rate, previously issued by Basic. Under the terms of the agreement, the WSS Notes were accompanied by a make-whole guarantee at par value, which guaranteed the payment of $34.4 million to the Company after the WSS Notes were held to the one-year anniversary of March 9, 2021. The cash equivalent make-whole was issued under a fund guarantee by Ascribe III Investments LLC ("Ascribe"), a private equity investment firm with approximately $1.0 billion in assets under management. In the event of a Basic restructuring or a credit rating downgrade in conjunction with a change in control prior to the one year anniversary, the make-whole guarantee would accelerate the WSS Notes to par value of $34.4 million. The Company was entitled to semi-annual interest payments on the WSS Notes based on the 10.75% annual coupon throughout the holding period. The Company identified the make-whole guarantee as an embedded derivative and bifurcated the valuation of the WSS Note and the make-whole guarantee. The Company elected the fair value option for the WSS Notes at the inception of the transaction. The fair value of the WSS Notes and the make-whole guarantee were remeasured at fair value at the end of each reporting period. On March 31, 2021, the Company received a $34.4 million cash payment from Ascribe in full settlement of the WSS Notes and the make-whole guarantee. At the time of the cash payment, the WSS Notes and make-whole guarantee had a fair value of $33.6 million, resulting in a realized gain on settlement of $0.8 million. This gain is recorded within other income (expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
    The following tables present the fair value of the Company's derivative instrument on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivative designated as hedging instruments	Derivative not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of September 30, 2022:
Other current asset	$2,928	$—	$2,928	$—	$2,928
Other noncurrent asset	3,747	—	3,747	—	3,747
As of December 31, 2021:
Other current liability	(2,787)	—	(2,787)	—	(2,787)
Other noncurrent liability	$(3,747)	$—	$(3,747)	$—	$(3,747)

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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The following table presents gains and losses for the Company's interest rate derivative designated as cash flow hedges (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Location
Amount of gain recognized in total other comprehensive income (loss) on derivative	$4,421	$(46)	$11,598	$785	OCI
Amount of loss reclassified from accumulated other comprehensive income (loss) into earnings	$(264)	$(694)	$(1,642)	$(2,043)	Interest Expense
The gain (loss) recognized in other comprehensive income (loss) for the derivative instrument is presented within hedging activities in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of September 30, 2022, $2.2 million of net gains will be reclassified from accumulated other comprehensive income (loss) into earnings within the next 12 months.
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instruments.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of September 30, 2022, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, equity security investments, accounts payable, accrued expenses, derivative instruments, long-term debt and lease obligations. As of September 30, 2022 and December 31, 2021, the carrying values of the Company's financial instruments, included in its Condensed Consolidated Balance Sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of September 30, 2022, the Company had two financial instruments measured at fair value on a recurring basis which are its interest rate derivative (see Note (7) Derivatives above) and the earnout payments. Additionally, during the nine months ended September 30, 2022, the Company held an equity security investment composed primarily of common equity shares and warrants in a publicly traded company, in addition to an immaterial balance related to contingent value rights ("CVRs"). As of September 30, 2022, the Company sold all of its common equity shares and warrants and its investment in the CVRs has matured and no longer holds any value. The equity security investment was presented within other current assets, the interest rate derivative is presented within other current assets and other noncurrent assets, and the earnout payments are presented within accrued expenses in the consolidated balance sheets.
The fair market value of the interest rate swap reflected on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands of dollars):

		Fair value measurements at reporting date using
	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$6,675	$—	$6,675	$—
Liabilities:
Earnout Payments	$(68,492)	$—	$(30,582)	$(37,910)

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$7,743	$7,743	$—	$—
Liabilities:
Earnout payments	(11,795)	—	—	(11,795)
Interest rate derivative	$(6,534)	$—	$(6,534)	$—
The fair value of the equity security investment is measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the equity security investment are recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss). The Company sold the large majority of its investment, with a book value of $10.3 million during the nine months ended September 30, 2022 for $12.4 million, which resulted in a realized gain of $2.1 million. As of September 30, 2022, the remainder of the Company's investment, which consisted of the CVRs, had no carrying value.
The fair value of the earnout payments are measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the earnout payments are recognized in Merger and integration in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note (3) for further discussion. The total increase in fair value of the earnout payment was $27.1 million and $59.1 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, $30.6 million of the earnout payments were based on actual results achieved during the performance period ended September 30, 2022 and were therefore considered Level 2 fair value measurements. During the nine months ended September 30, 2022, the Company paid $2.5 million related to the performance period ended December 31, 2021.
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, the derivative contract and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $250.2 million and $110.7 million as of September 30, 2022 and December 31, 2021, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 to 60 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of September 30, 2022, there was one customer that were considered significant that represented 12% or $41.4 million of the Company's total trade receivables. As of December 31, 2021, trade receivables from the Company's one significant customer individually represented 17% or $42.2 million of the Company's total trade receivables.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect substantially all receivables within 30 to 60 days of aging. As of September 30, 2022, the Company had $2.8 million in allowance for credit losses. As of December 31, 2021, the Company had $1.9 million in allowance for credit losses.
The Company recognized $1.2 million and $1.0 million of bad debt expense, net of recoveries during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized $0.9 million and $2.1 million of bad debt expense, net of recoveries.
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
As of September 30, 2022, the Company has five types of stock-based compensation outstanding under its Equity Award Plans: (i) RSAs issued to independent directors and certain executives and employees, (ii) RSUs issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers, (iv) PSUs issued to executive officers and key management employees, (v) and PUs issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three and nine months ended September 30, 2022 and 2021 (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Liability-classified awards
Cash-settled awards	$748	$—	$2,381	$—
Equity-classified awards
Restricted stock awards	310	300	938	1,065
Restricted stock time-based unit awards	4,796	4,100	15,216	10,318
Non-qualified stock options	—	—	—	76
Restricted stock performance-based unit awards	2,013	2,950	6,327	5,983
Stock-based compensation cost	7,867	7,350	24,862	17,442
Tax Benefit(1)	(1,002)	(1,151)	(3,561)	(3,573)
Stock-based compensation cost, net of tax	$6,865	$6,199	$21,301	$13,869
(1) The Company is in a valuation allowance position and any tax benefit for stock-based compensation will be offset by the change in valuation allowance.
Cash-settled awards
During the first quarter of 2022, the Company issued 1,009,737 PUs to executive officers under its Equity and Incentive Awards Plan. These PUs will be settled in cash at the end of the performance period, December 31, 2024, and are classified as liability awards, which are remeasured at fair value at each reporting period. The fair value of these awards as of September 30, 2022 was $9.3 million. The Company recognizes compensation cost for the changes in fair value pro-rated for the portion of the requisite service period rendered. During the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $2.4 million in compensation costs related to these awards, respectively.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
A reconciliation of the numerators and denominators used for the basic and diluted net income (loss) per share computations is as follows (in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Income (loss)	$104,734	$(43,994)	$181,984	$(130,277)

Denominator:
Basic weighted-average common shares outstanding(1)	244,686	224,481	243,980	218,499
Dilutive effect of restricted stock awards granted to Board of Directors	104	—	142	214
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	4,654	1,166	4,596	957
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,377	511	1,146	321
Diluted weighted-average common shares outstanding(1)	250,821	226,158	249,864	219,991
(1) As a result of the net loss incurred by the Company for the three and nine months ended 2021, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.
(11) Commitments and Contingencies
As of September 30, 2022 and December 31, 2021, the Company had $5.9 million and $1.0 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $148.8 million and $54.1 million, as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the Company had a letter of credit of $23.1 million under the 2019 ABL Facility (as defined herein).
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of September 30, 2022 are listed below:

(Thousands of Dollars)
2022	$16,408
2023	19,500
2024	2,610
2025	1,000
2026	—
$39,518
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
Regulatory Audits
The Company is subject to routine audits by taxing authorities. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. The Company received a final settlement offer from Texas Attorney General Office on September 8, 2021 for $3.7 million, which resulted in an reduction to the accrual of $2.8 million and $24.9 million during the three and nine months ended September 30, 2021, respectively. This aggregate reduction was recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss of 2021.
As of September 30, 2022, the Company had recorded estimates of potential assessments, the majority of which is related to an estimate of $14.8 million of potential assessment and exposures for all taxing jurisdictions related to the Alamo Acquisition. As of September 30, 2022, the Company also has an offsetting indemnification receivable of $14.8 million from the former owner of Alamo, recorded pursuant to the Purchase Agreement, in prepaids and other current assets in the Condensed Consolidated Balance Sheet. Both the estimated liability and indemnification receivable of $14.8 million were recorded in the purchase price allocation at the time of the Alamo Acquisition in 2021. During the nine months ended September 30, 2022, the Company obtained additional information that resulted in a reduction of the Company's accrual and offsetting indemnification receivable related to this audit by $2.9 million. There was no change to the Company's accrual during the three months ended September 30, 2022.
(12) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid $0.1 million and $0.1 million during the three months ended September 30, 2022 and 2021 respectively for these services. The Company paid $0.5 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively, for these services.
As part of the Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued at $30.0 million in the aggregate. During the three months ended September 30, 2022, the Company did not provide any services to Alamo Frac Holdings, LLC as part of the Purchase Agreement. During the nine months ended September 30, 2022, the Company provided $2.4 million of services to Alamo Frac Holdings, LLC. The Company has a remaining customer contract liability related to these services of $21.3 million as of September 30, 2022.
(13) Business Segments
In accordance with ASC 280, "Segment Reporting", the Company routinely evaluates whether its separate segments have changed. This determination is made based on the following factors: (i) the Company’s chief operating decision maker (“CODM”) is currently managing each operating segment as a separate business and evaluating the performance of each segment and making resource allocation decisions distinctly and expects to do so for the foreseeable future, and (ii) discrete financial information for each operating segment is available.
The following is a description of each reportable segment:
Completion Services

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
 The Company’s Completion Services segment consists of the following businesses and service lines: (i) fracturing services; (ii) wireline and pumpdown services; and (iii) completion support services, which includes the Company's research and technology department.
Well Construction and Intervention Services
 Following the sale of the Company's coiled tubing assets as described below, the Company’s WC&I Services segment consists of the cementing services service line.
On August 1, 2022, the Company sold its coiled tubing assets to Gladiator for a cash purchase price of $21.6 million, which resulted in a gain on sale of assets of $11.6 million. The divestiture of non-core assets is consistent with the Company’s strategy to repurpose capital towards the highest return projects that fit the Company’s strategy around wellsite integration, while also strengthening liquidity. For additional information, see Note (2) Summary of Significant Accounting Policies.
The following tables present financial information with respect to the Company’s segments. Corporate and Other represents costs not directly associated with a segment, such as interest expense, income taxes and corporate overhead. Corporate assets include cash, deferred financing costs, derivatives and entity-level machinery equipment.

	(Thousands of Dollars)
	Three months ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operations by business segment
Adjusted gross profit:
Completion Services(1)	$205,730	$46,184	$496,794	$81,959
WC&I(1)	7,597	2,905	19,966	7,337
Total adjusted gross profit	$213,327	$49,089	$516,760	$89,296
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

	(Thousands of Dollars)
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$857,751	$38,259	$896,010	$2,261,420	$112,545	$2,373,965
Cost of Services	652,021	30,662	682,683	1,764,626	92,579	1,857,205
Gross profit excluding depreciation and amortization	205,730	7,597	213,327	496,794	19,966	516,760
Adjusted gross profit	$205,730	$7,597	$213,327	$496,794	$19,966	$516,760

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$366,067	$27,097	$393,164	$843,887	$69,824	$913,711
Cost of Services	320,297	24,340	344,637	768,562	63,112	831,674
Gross profit excluding depreciation and amortization	45,770	2,757	48,527	75,325	6,712	82,037
Management adjustments associated with cost of services(1)	414	148	562	6,634	625	7,259
Adjusted gross profit	$46,184	$2,905	$49,089	$81,959	$7,337	$89,296
(1)    Adjustments relate to market-driven severance, leased facility closures, and restructuring costs incurred as a result of significant declines in crude oil prices resulting from demand destruction from the COVID-19 pandemic and global oversupply of crude oil.

	(Thousands of Dollars)
	September 30, 2022	December 31, 2021
Total assets by segment:
Completion Services	$1,409,518	$1,201,265
WC&I	37,642	60,195
Corporate and Other	355,164	196,121
Total assets	$1,802,324	$1,457,581
Goodwill by segment:
Completion Services	$192,780	$192,780
WC&I	—	—
Corporate and Other	—	—
Total goodwill	$192,780	$192,780

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(14) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In July 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-05 "Leases (Topic 842) Lessors—Certain Leases with Variable Lease Payments" ("ASU 2021-05"). ASU 2021-05 allows a lessor to classify and account for a lease with variable lease payments that doesn't depend on an index or rate as an operating lease if both: a) The lease would’ve been classified as a sales-type lease or a direct-financing lease in accordance with the lease classification guidance in Topic 842; and b) The lessor would’ve otherwise recognized a day-one loss. This standard was effective for fiscal years beginning after December 15, 2021. The Company adopted this standard on January 1, 2022, and there was no material impact on the financial statements.
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
(b) Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805) Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” ("ASU 2021-08"). ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard is effective for fiscal years beginning after December 15, 2022. The Company does not expect ASU 2021-08 to have any impact on its consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)” ("ASU 2021-01"). ASU 2021-01 expands on the GAAP guidance on contract modifications and hedge accounting related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This standard was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2021-01 to have any impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates. This standard was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2021-04 to have any impact on its consolidated financial statements.
(15) Subsequent Events
On October 19, 2022, the Company authorized a shareholder return program, under which the Company may use a total of up to $250 million to repurchase issued and outstanding shares through December 31, 2023.

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

ORGANIZATIONAL OVERVIEW
NexTier Oilfield Solutions Inc. is a predominately U.S. land oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. The Company is organized into two reportable segments:
•Completion Services, which consists of the following businesses and services lines: (i) hydraulic fracturing; (ii) wireline and pumpdown services; (iii) Power Solutions natural gas fueling business; and (iv) completion support services, which includes the Company's research and technology department.
•WC&I, which, following the sale of its coiled tubing assets during the third quarter of 2022, consists of the cementing services service line.
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
Activity within our business segments is significantly influenced by spending on upstream exploration, development and production programs by our customers. Thus, our financial performance is affected by rig and well counts in North America, as well as oil and natural gas prices, which are discussed in more detail below. Also driving our activity is the status of the global economy, which is a major factor on oil and natural gas demand. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply and demand, supply chain disruptions, the world economy, rising interest rates, the availability of credit, government regulation and global stability, which together drive worldwide drilling activity.
According to the weekly Baker Hughes Incorporated rig count information, total North America rig count during the third quarter of 2022 averaged 761 rigs, reflecting an increase of approximately 7% as compared to the second quarter 2022 average of 713 rigs, but is still approximately 3% below the pre-COVID first quarter 2020 average of 785 rigs. North America rig count exited the third quarter of 2022 at 765 rigs. The increase as compared to the second quarter 2022 average was driven by supportive commodity prices given global undersupply. WTI prices entered the third quarter of 2022 at $105.76 and exited the quarter 25% lower at $79.49. Henry Hub Natural gas prices were up 25% from $5.42 on June 30, 2022 to $6.77 on September 30, 2022.
In the second quarter of 2022, we continued to see disciplined increases in oil supply from OPEC+ and U.S. shale operators, however, in October 2022 OPEC+ indicated it would reduce oil production. The Russian invasion of Ukraine continues to increase uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia.
U.S. onshore completion activity growth slowed during the quarter, a function of very high utilization of equipment. We deployed one additional frac fleet at the end of Q1 and have not deployed any additional horsepower since then. Demand for our services was strong throughout the quarter, and efficiency improved. We expect fourth quarter activity will be impacted by typical holiday related slowdowns. Continued strength in customer activity and utilization remains dependent on macro conditions, including commodity prices, changing political climate, response to the COVID-19 pandemic (including any resurgences in the U.S. and abroad), continued focus on capital discipline, seasonality and potential lasting changes that a prolonged or resurging pandemic may have on supply and demand worldwide.
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

We are constantly assessing our approach to ensure that our team and our equipment meets the evolving demands of our customers. Customers are increasingly looking for ways to lower their carbon footprint by lower emissions associated with their drilling and completion activity. We have invested to upgrade more than half of our fleet to be able to operate using natural gas as a primary fuel source. These dual fuel fleets can be powered using both diesel and natural gas as a fuel source. In addition to lowering emissions, at current diesel and natural gas prices, using natural gas can lower the cost to operate a dual fuel fleet relative to a conventional diesel fleet. In addition, we plan to deploy our first electric fleet in 2023.

As indicated previously, macro-economic factors are resulting in inflation of materials and other costs, such as employee compensation, contract services, commodity prices and communications expenses. While inflation increases our operating costs, the impact of commodity inflation on the Company to date has been significantly mitigated by the Company's ability to adjust pricing to pass the impact of inflation through to its customers. Additionally, we, our suppliers and contractors are facing a highly competitive domestic labor market. These labor market dynamics create wage inflation, increase recruiting costs due to elevated employee attrition and, with respect to driver shortages, may negatively impact or increase the cost of our logistics service for our customers. The rate and scope of these various aspects of inflation may continue to impact our costs, which may not be readily recoverable in the prices of our services. At this time, we expect this trend to continue through the remainder of 2022. As such, its full financial impact on our business is impractical to quantify at this time.

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
Strategic Direction

We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program as well as diesel substitution reduction technologies (such as dual fuel and electric fleet capabilities and the sand haul trailers acquired from CIG), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. Our acquisition of Alamo added 9 hydraulic fracturing fleets, approximately 92% of which are Tier IV dual fuel capable. NexTier's best-in-class digital platform has been applied to the NexTier operating fleets. We have launched our natural gas treatment and delivery (Power Solutions), including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. Our integrated natural gas treatment and delivery solution became operational in the second half of 2021. This integrated strategy is designed to provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite. Given the positive market response, we have continued to invest and grow the Power Solutions footprint. Our acquisition of assets from CIG is in line with our commitment to significantly expand our last mile logistics capabilities.

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
Operating Effectively Through the COVID-19 Pandemic
    We have continued our measures focused on the safety of our partners, employees, and the communities in which we operate, while at the same time seeking to mitigate the impact on our financial position and operations. For additional information regarding the actions we've taken since the onset of the COVID-19 pandemic and the increased risks to our business related to the COVID-19 pandemic can be found in our Annual Report on Form 10-K for the year ended December 31, 2021. While we saw continued recovery from the impacts of the COVID-19 pandemic through the first three quarters of 2022, contingency plans remain in place to address the impact of resurgences of the virus (including as a result of the emergence of new variants and strains of the virus, such as Delta and Omicron).

RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021
Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021
The following is a comparison of our results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

	Three Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2022	2021	2022	2021	$	%
Completion Services	$857,751	$366,067	96%	93%	$491,684	134%
WC&I	38,259	27,097	4%	7%	11,162	41%
Revenue	896,010	393,164	100%	100%	502,846	128%
Completion Services	652,021	320,297	73%	81%	331,724	104%
WC&I	30,662	24,340	3%	6%	6,322	26%
Costs of services	682,683	344,637	76%	88%	338,046	98%
Depreciation and amortization	56,542	44,861	6%	11%	11,681	26%
Selling, general and administrative expenses	37,415	37,453	4%	10%	(38)	0%
Merger and integration	27,521	4,752	3%	1%	22,769	479%
Gain on disposal of assets	(10,471)	(1,133)	(1%)	0%	(9,338)	824%
Operating income (loss)	102,320	(37,406)	11%	(10%)	139,726	(374%)
Other income, net	11,124	585	1%	0%	10,539	1,802%
Interest expense	(7,150)	(6,701)	(1%)	(2%)	(449)	7%
Total other income (expense)	3,974	(6,116)	0%	(2%)	10,090	(165%)
Income tax expense	(1,560)	(472)	0%	0%	(1,088)	231%
Net income (loss)	$104,734	$(43,994)	12%	(11%)	$148,728	(338%)

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the three months ended September 30, 2022 increased by $502.8 million, or 128%, to $896.0 million from $393.2 million during the three months ended September 30, 2021. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the three months ended September 30, 2022 increased by $491.7 million, or 134%, to $857.8 million from $366.1 million during the three months ended September 30, 2021. The segment revenue increase is primarily attributable to a strong increase in the number of deployed hydraulic fracturing fleets, additional well-site integration and commodities, including our Power Solutions natural gas fueling services, increases in wireline and pump down services, and the Alamo Acquisition on August 31, 2021. Improved market conditions and higher global commodity prices drove increased customer activity across all basins, and we realized strong pricing recovery in all services lines.
Well Construction and Intervention Services: WC&I segment revenue increased $11.2 million, or 41%, to $38.3 million during the three months ended September 30, 2022 from $27.1 million during the three months ended September 30, 2021. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing and coil tubing services (prior to the sale of the coiled tubing assets to Gladiator) resulting from improved market conditions and higher global oil and gas commodity prices, offset by the reduction due to the sale of the coil tubing service line in the third quarter of 2022.
Cost of Services: Cost of services during the three months ended September 30, 2022 increased by $338.0 million, or 98%, to $682.7 million from $344.6 million during the three months ended September 30, 2021. The increase is primarily due to significantly increased activity, utilization, and commodity capture, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.

Equipment Utilization: Depreciation and amortization expense increased $11.7 million, or 26%, to $56.5 million during the three months ended September 30, 2022 from $44.9 million during the three months ended September 30, 2021. The increase in depreciation and amortization is primarily due to additional equipment received in the Alamo Acquisition. Gain on disposal of assets increased by $9.3 million, or 824%, to a gain of $10.5 million during the three months ended September 30, 2022 from $1.1 million during three months ended September 30, 2021.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, remained relatively flat at $37.4 million during three months ended September 30, 2022 compared to $37.5 million during the three months ended September 30, 2021.
Merger and integration expense: Merger and integration expense increased by $22.8 million during the three months ended September 30, 2022 to $27.5 million from $4.8 million during the three months ended September 30, 2021. The increase in merger and integration expense is primarily related to the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement. The earnout performance period, which goes through December 31, 2022, is still ongoing and changes in the fair value of the earnout are based on actual and projected performance within the performance period, in accordance with the Purchase Agreement.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended September 30, 2022 was 1.5% for $1.6 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to state income taxes and change in valuation allowance. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. We continue to rigorously evaluate all available evidence to determine the likelihood of utilizing our net deferred tax assets.

RESULTS OF OPERATIONS IN 2022 COMPARED TO 2021
Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021
The following is a comparison of our results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

	Nine Months Ended September 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2022	2021	2022	2021	$	%
Completion Services	$2,261,420	$843,887	95%	92%	$1,417,533	168%
WC&I	112,545	69,824	5%	8%	42,721	61%
Revenue	2,373,965	913,711	100%	100%	1,460,254	160%
Completion Services	1,764,626	768,562	74%	84%	996,064	130%
WC&I	92,579	63,112	4%	7%	29,467	47%
Costs of services	1,857,205	831,674	78%	91%	1,025,531	123%
Depreciation and amortization	170,499	131,400	7%	14%	39,099	30%
Selling, general and administrative expenses	109,129	74,256	5%	8%	34,873	47%
Merger and integration	60,435	4,930	3%	1%	55,505	1,126%
Gain on disposal of assets	(12,160)	(7,742)	(1%)	(1%)	(4,418)	57%
Operating income (loss)	188,857	(120,807)	8%	(13%)	309,664	(256%)
Other income, net	17,955	9,113	1%	1%	8,842	97%
Interest expense	(21,868)	(16,633)	(1%)	(2%)	(5,235)	31%
Total other income (expense)	(3,913)	(7,520)	0%	(1%)	3,607	(48%)
Income tax expense	(2,960)	(1,950)	0%	0%	(1,010)	52%
Net income (loss)	$181,984	$(130,277)	8%	(14%)	$312,261	(240%)

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the nine months ended September 30, 2022 increased by $1.5 billion, or 160%, to $2.4 billion from $913.7 million during the nine months ended September 30, 2021. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the nine months ended September 30, 2022 increased by $1.4 billion, or 168%, to $2.3 billion from $843.9 million during the nine months ended September 30, 2021. The segment revenue increase is primarily attributable to a strong increase in the number of deployed hydraulic fracturing fleets, additional well-site integration and commodities, including our Power Solutions natural gas fueling services, increases in wireline and pump down services, and the Alamo Acquisition on August 31, 2021. Improved market conditions and higher global commodity prices drove increased customer activity across all basins, and we realized strong pricing recovery in all services lines.
Well Construction and Intervention Services: WC&I segment revenue increased $42.7 million, or 61%, to $112.5 million during the nine months ended September 30, 2022 from $69.8 million during the nine months ended September 30, 2021. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing and coil tubing services (prior to the sale of the coiled tubing assets to Gladiator) resulting from improved market conditions and higher global oil and gas commodity prices, offset by the reduction due to the sale of the coil tubing service line in the third quarter of 2022.
Cost of Services: Cost of services during the nine months ended September 30, 2022 increased by $1.0 billion, or 123%, to $1.9 billion from $831.7 million during the nine months ended September 30, 2021. The increase is primarily due to significantly increased activity and utilization, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.

Equipment Utilization: Depreciation and amortization expense increased $39.1 million, or 30%, to $170.5 million during the nine months ended September 30, 2022 from $131.4 million, during the nine months ended September 30, 2021. The increase in depreciation and amortization is primarily due to additional equipment received in the Alamo Acquisition. Gain on disposal of assets increased by $4.4 million, or 57%, to a gain of $12.2 million during the three months ended September 30, 2022 from $7.7 million during the three months ended September 30, 2021.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, increased by $34.9 million, or 47%, to $109.1 million during the nine months ended September 30, 2022 from $74.3 million during the nine months ended September 30, 2021. This increase is primarily related to non-recurring $22.1 million accrual reduction for our regulatory audit estimate in the six months ended June 30, 2021, which was ultimately settled in the third quarter of 2021, combined with increased stock compensation in first quarter of 2022 and increased activity as a result of the Alamo Acquisition in the third quarter of 2021.
Merger and integration expense: Merger and integration expense increased by $55.5 million during the nine months ended September 30, 2022 to $60.4 million from $4.9 million during the nine months ended September 30, 2021. The increase in merger and integration expense is primarily related to the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement. The earnout performance period, which goes through December 31, 2022, is still ongoing and changes in the fair value of the earnout are based on actual and projected performance within the performance period, in accordance with the Purchase Agreement.
Effective tax rate: Our effective tax rate on continuing operations for the nine months ended September 30, 2022 was 1.6% for $3.0 million of recorded income tax expense. The difference between the effective tax rate and the U.S. federal statutory rate is due to state income taxes and change in valuation allowance. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. We continue to rigorously evaluate all available evidence to determine the likelihood of utilizing our net deferred tax assets.

Material Changes to our Consolidated Balance Sheet

The following table presents the major indicators of our financial condition and liquidity.

	(Thousands of Dollars)
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$250,207	$110,695
Total current assets, excluding cash and cash equivalents	593,210	397,014
Total current liabilities, excluding current maturities of long-term debt and leases	611,088	438,961
Current maturities of long-term debt	13,849	13,384
Long-term debt, net of deferred financing costs and debt discount, less current maturities	$350,986	$361,501

Cash and cash equivalents was $250.2 million as of September 30, 2022, an increase of $139.5 million, or 126%, compared to $110.7 million as of December 31, 2021. The increase in cash and cash equivalents during the nine months ended September 30, 2022, was primarily driven by the improved profitability with discipline on capital allocation due to market conditions and higher global commodity prices that have increased customer activity across all basins and have enabled strong pricing recovery in all services lines.

Total current assets, excluding cash and cash equivalents was $593.2 million as of September 30, 2022, an increase of $196.2 million, or 49%, compared to $397.0 million as of December 31, 2021. Total current liabilities, excluding current maturities of long-term debt and leases was $611.1 million as of September 30, 2022, an increase of $172.1 million, or 39%, compared to $439.0 million as of December 31, 2021. The increase in both total current assets, excluding cash and cash equivalents and total current liabilities, excluding current maturities of long-term debt and leases was primarily driven by the increased activity in the Company’s Completion Services segment, mostly due to higher number of fully utilized fleets deployed, the acquisition of Alamo, and strong pricing recovery.

Debt, net of deferred financing costs and debt discount was $351.0 million as of September 30, 2022, a decrease of $10.5 million, or 3%, as compared to $361.5 million as of December 31, 2021. The decrease in debt, net of deferred financing costs and debt discount was primarily driven by the principal payments made throughout the period.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$250,207	$110,695
Debt, net of unamortized deferred financing costs and unamortized debt discount	$364,835	$374,885

	(Thousands of Dollars)
	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$310,321	$(19,320)
Net cash used in investing activities	$(135,391)	$(155,118)
Net cash provided by (used in) financing activities	$(36,708)	$33,540

Significant sources and uses of cash during the nine months ended September 30, 2022
Sources of cash:
•Operating activities:
–Net cash provided by operating activities during the nine months ended September 30, 2022 was $310.3 million. This was primarily driven by improved profitability with discipline on capital allocation, improved market conditions and higher global commodity prices, which drove increased customer activity across all basins, as well as realized strong pricing recovery in all services lines. Pricing improvements, coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation and led to overall costs increasing at a lower rate than revenue increased.
Uses of cash:
•Investing activities:
–Net cash used in investing activities during the nine months ended September 30, 2022 was $135.4 million. The activity consists primarily of purchases of property and equipment of $136.8 million, advances of deposit on equipment of $5.9 million, acquisition of assets of $26.7 million and implementation of software of $3.0 million, offset by proceeds from disposal of assets of $36.1 million.
•Financing activities:
–Net cash used in financing activities during the nine months ended September 30, 2022 was $36.7 million. The activity consists primarily of payments made related to repayment of the 2018 Term Loan Facility and the Equipment Loan of $11.0 million, repayment of our finance leases of $10.1 million, repayment of our financing liabilities was $5.8 million, repurchase and retirement of shares related to stock-based compensation of $7.3 million
Significant sources and uses of cash during the nine months ended September 30, 2021
Uses of cash:
•Operating activities:
–Net cash used in operating activities during the nine months ended September 30, 2021 was $19.3 million. The change is primarily due to a decrease in activity and pricing for our wireline and pump down services, an increase in commodity prices, additional maintenance expenses related to startup costs required for fleet re-deployments, and inflation.
•Investing activities:
–Net cash used in investing activities during the nine months ended September 30, 2021 was $155.1 million, consisting primarily of capital expenditures, $101.8 million related to acquisition of business and payment of consideration liability, net of $34.4 million in cash received from the WSS Notes and $24.5 million in proceeds from disposal of assets.
•Financing activities:
–Net cash provided by financing activities during the nine months ended September 30, 2021 was $33.5 million. Proceeds from the Equipment Loan for the nine months ended September 30, 2021 totaled $39.4 million. Cash used to repay our debt facilities, excluding leases and interest, of $2.6 million, repayment of our finance leases of $1.1 million, and the repurchase and retirement of shares related to stock-based compensation of $1.9 million.
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

Our primary uses of cash are for operating costs, capital expenditures, including acquisitions, and debt service. We anticipate an additional $75 to $85 million in capital expenditures during the fourth quarter of 2022. These capital expenditures include an approximate $18 million to replace the portion of a fracturing fleet that we lost in a fire during the third quarter, which will be largely covered by insurance proceeds.

    Debt service for the year ended December 31, 2022 is projected to be $54.2 million, of which $13.0 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations.
We will be using cash to perform our obligations under the earnout related to the Alamo Acquisition. In addition, our board of directors has authorized a share repurchase program, under which the Company may use a total of up to $250 million between now and December 31, 2023. We anticipate that any payments due under the earnout and used for the share repurchase program will be funded by cash flows from operations.
    Other factors affecting liquidity
Financial position in current market. As of September 30, 2022, we had $250.2 million of cash and a total of $371.5 million available under our 2019 ABL Facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our 2019 ABL Facility will provide sufficient liquidity to cover our estimated short-term (i.e., the next 12 months) and long-term (i.e., beyond the next 12 months) funding needs, including for capital expenditures, debt service, and working capital investments.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $23.1 million of letters of credit were outstanding as of September 30, 2022.
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
Long-Term Debt Arrangements
2019 ABL Facility
We and certain of our subsidiaries as additional borrowers and guarantors, are parties to the 2019 ABL Facility that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million sub-facility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of September 30, 2022, we had no outstanding principal amounts under the 2019 ABL Facility. The 2019 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the ABL Facility), and we were in compliance with those covenants as of September 30, 2022.
2018 Term Loan Facility
On May 25, 2018, we and certain of our subsidiaries as guarantors entered into the 2018 Term Loan Facility with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance Keane Group’s then-existing term loan facility and to repay related fees and expenses, with the excess proceeds to fund general corporate purposes. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility), and we were in compliance with those covenants as of September 30, 2022.
Equipment Loan
On August 20, 2021, the Company entered into the Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides the backdrop for the Company to enter into secured equipment financing term loans from time to time in an aggregate amount of up to $46.5 million (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. On September 3, 2021, we entered into a term note for $39.4 million for an equipment financing loan. On December 30, 2021 the Company entered into a term note for $3.4 million for additional equipment financing. The term notes bear interest at a rate of 5.25% per annum and will mature no later than June 1, 2025. The Master Agreement and the term notes contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Master Agreement. As of September 30, 2022, the Company was in compliance with all covenants.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of September 30, 2022, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan Facility. As of September 30, 2022, we had $335.1 million aggregate principal amount outstanding under the 2018 Term Loan Facility. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan Facility would have a $0.9 million and $2.6 million impact on interest expense for the three and nine months ended September 30, 2022, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On August 3, 2022, the Company entered into and closed the CIG Acquisition, as discussed above in Note 3 to the Financial Statements, Note (3) Acquisitions. The aggregate consideration for the purchase consisted of approximately $32.1 million, which includes: (i) approximately $27.9 million in cash paid at closing to the CIG Sellers plus (ii) 500,000 shares of common stock. The shares were issued to CIG without registration under the Securities Act in reliance on the private offering exemption provided by Section 4(a)(2) thereof, pursuant to CIG’s status as an “accredited investor,” as such term is defined in Rule 501 under the Securities Act.
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

Exhibit Number	Exhibit Description
10.1	Registration Rights Agreement, dated August 3, 2022 between the Company and CIG (incorporate by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 3, 2022).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 26, 2022.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Dipo Iluyomade
Dipo Iluyomade
Chief Accounting Officer and Duly Authorized Officer