Form 10-K
period 2022-12-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2023-02-16
CIK 1688476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected to not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on June 30, 2022, was approximately $1,776.0 million.
As of February 13, 2023, the registrant had 233,680,244 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Name:     KPMG LLP        Auditor Location:    Houston, Texas        Auditor Firm ID:    185

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS AND INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Statements of assumptions underlying or relating to our forward-looking statements are also forward-looking statements. Our forward-looking statements are generally accompanied by words such as “may,” “should,” “expect,” “will,” “believe,” “plan,” “anticipate,” “could,” “intend,” “target,” “goal,” “project,” “contemplate,” “estimate,” “predict,” “potential,” “outlook,” “reflect,” “forecast,” “future,” or “continue” or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date on which we make them and are based upon our historical performance and on current plans, assumptions, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about and risks regarding the following:
•Our business strategy, plans, objectives, expectations and intentions;
•Our future operating results;
•Dependence on capital spending and well completion by the onshore oil and natural gas industry and demand for services in our industry;
•Crude oil and natural gas commodity prices and the volatility of these prices;
•Changing regional, national or global economic conditions, including oil and gas supply and demand and the impact of geopolitical conditions on those prices;
•The impact of adverse weather conditions;
•The competitive nature of the industry in which we conduct our business, including pricing pressures;
•The impact of pipeline and storage capacity constraints;
•The effects of government regulation, including regulations of hydraulic fracturing, regulations aimed at combating climate change, and the operating hazards of our business;
•The effect of a loss of, or the financial distress of, one or more customers and our ability to obtain or renew customer contracts;
•The effect of a loss of, or interruption in operations of, one or more key suppliers or materials, and the market price and availability of materials or equipment;
•Our ability to maintain the right level of commitments under our supply agreements;
•The impact of new technology on our business;
•Legal proceedings, liability claims and effect of external investigations;
•Our ability to obtain or renew permits, approvals and authorizations from governmental and third parties and to comply with applicable health, safety, and environmental regulations;
•Acquisitions, divestitures and future capital expenditures and the impact of those transactions and the related integration on our business;
•Environmental, social, and governance (“ESG”) matters, including investor and public perception of our industry;
•Our ability to employ a sufficient number of skilled and qualified workers, including our executive officers;
•Our ability to service our debt obligations and access capital;
•The market volatility of our stock;
•The impact of ownership by Cerberus (through Keane Investor);
•The impact of our stock buyback program;
•The impact of our corporate governance structure;
•Our ability to maintain effective information technology systems and the impact of cybersecurity incidents on our business; and

•The impact of inflation on our business.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K or the factors and risks that may cause actual results to differ materially from the statements made.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, assumptions and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
Market, industry or similar data presented herein involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part 1, “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

References Within This Annual Report
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to (i) the terms “Company,” “NexTier,” “we,” “us” and “our” refer to NexTier Oilfield Solutions Inc. and its consolidated subsidiaries; (ii) the term “Keane Group” refers to Keane Group Holdings, LLC and its consolidated subsidiaries; (iii) the term “Keane Investor” refers to Keane Investor Holdings LLC; (iv) the term “Cerberus” refers to Cerberus Capital Management, L.P. and its controlled affiliates and investment funds; (v) the term “C&J” refers to C&J Energy Services, Inc.; (vi) the term “C&J Merger” refers to the consummation of the transactions described in that certain Agreement and Plan of Merger, dated as of June 16, 2019, by and among the C&J, us and King Merger Sub Corp., one of our wholly owned subsidiaries; (vii) the term “Alamo” refers to Alamo Pressure Pumping, LLC and its wholly owned subsidiaries; and (viii) the term “Alamo Acquisition” refers to the consummation of the transactions described in that certain Purchase agreement (the “Purchase Agreement”), by and among the Company and Alamo Frac Holdings, LLC.
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

BASIS OF PRESENTATION IN THIS ANNUAL REPORT ON FORM 10-K
The condensed consolidated financial statements for the period from January 1, 2020 to August 31, 2021 reflect only the historical results of the Company prior to the completion of the Alamo Acquisition.
For further details, see Note (1) Basis of Presentation and Nature of Operations of Part II, “Item 8. Financial Statements and Supplemental Data.” For more details regarding the Alamo Acquisition, refer to Note (3) Acquisitions.

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
On October 31, 2019, we completed a merger transaction with C&J Energy Services, Inc., a publicly traded Delaware corporation. Pursuant to this transaction, C&J was ultimately merged with and into our wholly owned merger subsidiary, with our subsidiary continuing as the surviving entity. On the effective date of the C&J Merger, we changed our name to “NexTier Oilfield Solutions Inc.” Since 2013, our growth through acquisition strategy has resulted in the growth of the location and scale of our operational footprint, expansion of our customer base, addition of wireline operations, increase in our pumping capacity and expansion of our hydraulic fracturing operations by more than an additional 2.2 million hydraulic horsepower.
In March 2020, we divested the legal entities and the majority of the assets that comprised our Well Support Services segment.
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
We are currently organized into two reportable segments, consisting of:
•Completion Services, which consists of the following business lines: (1) hydraulic fracturing services; (2) wireline and pumping services; and (3) completion support services, which includes our Power Solutions natural gas fueling business, our proppant last mile logistics and storage business, and our research and technology (“R&T”) department; and
•Well Construction and Intervention Services (“WC&I”), which consists of our cementing services.

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
Hydraulic Fracturing.    Hydraulic fracturing services are performed to enhance production of oil and natural gas from formations with low permeability and restricted flow of hydrocarbons. The process of hydraulic fracturing involves pumping a highly viscous, pressurized fracturing fluid, typically a mixture of water, chemicals and proppant, into a well casing or tubing in order to fracture underground mineral formations. These fractures release trapped hydrocarbon particles and free a channel for the oil or natural gas to flow freely to the wellbore for collection. Fracturing fluid mixtures include proppant that becomes lodged in the cracks created by the hydraulic fracturing process, “propping” them open to facilitate the flow of hydrocarbons upward through the well. In late 2020, we began evolving our completion service offerings to develop an integrated natural gas treatment and delivery solution. In 2021, we launched our Power Solutions business, which focuses on gas sourcing, compression, transport, decompression, treatment and related services for our fracturing operations. We believe this integration solution assists our customers by reducing emissions at the wellsite and throughout their operations. As part of our wellsite integration strategy to provide and integrate a variety of services for our customers at the wellsite to maximize efficiencies and profitability, in 2022, we acquired sand hauling, wellsite storage, and last mile logistics assets from CIG Sellers and rebranded the entire last mile logistics operation as NexMile Logistics. The assets acquired were combined with the Company’s existing last mile logistics assets to create a leading player in the delivery and storage of proppant at the wellsite. We are committed to our Power Solutions, NexMile Logistics, and proppant management businesses and will look to further increase our investments in these services, in addition to the maintenance and investment in our core fracturing assets.
Wireline and Pumping Services.    Our wireline services involve the use of a truck equipped with a spool of wireline that is unwound and lowered into oil and natural gas wells to convey specialized tools or equipment for well completion, well intervention, pipe recovery and reservoir evaluation purposes. We offer our wireline services in conjunction with our hydraulic fracturing services in “plug-and-perf” well completions to maximize efficiency for our customers. “Plug-and-perf” is a multi-stage well completion technique for cased-hole wells that consists of pumping a plug and perforating guns to a specified depth. Once the plug is set, the zone is perforated and the tools are removed from the well, a ball is pumped down to isolate the zones below the plug and the hydraulic fracturing treatment is applied. In addition, we offer wireline and pumping services that are not integrated with our fracturing services. We are one of the leading providers of perforating, pumpdown, pipe recovery, pressure pumping, and wellsite make-up and pressure testing services. We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in some of the most active onshore basins in the United States. Our in-house manufacturing capabilities through our R&T department allow us to manage costs and lead times with regard to hardware and perforating guns, switches and accessories, providing us with a competitive advantage and enabling higher returns.
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
Coiled Tubing.    On August 1, 2022, we sold our coiled tubing assets to Gladiator Energy LLC. For additional information on this transaction, see Note (21) Business Segments of Part II, “Item 8. Financial Statements

and Supplemental Data.” Prior to the sale, the Company provided a range of coiled tubing services used for fracturing plug drill-out during completion operations and for well workover and maintenance, primarily on a spot market basis. Jobs for these services were typically short-term in nature, lasting anywhere from a few hours to multiple days.
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
Business strategy
As part of our integration under the NexTier name, introspection by the resulting management team refined our business mission as one to responsibly grow and continuously improve our business in a way that maximizes stockholder value by taking care of our people, our customers, our communities and the environment. Our principal business objective is to deliver integrated, environmentally conscious completion services that help enable our customers to safely and affordably unlock sources of energy. We believe that by successfully deploying this strategy, we can deliver industry leading returns and increase stockholder value. We maintain a strict focus on health, safety and environmental stewardship and cost-effective customer-centric solutions. We expect to achieve this objective through:
•developing and expanding our relationships with existing and new customers;
•continuing our exemplary safety performance;
•investing further in driving efficiencies and environmental stewardship, including through our digital platform, last mile logistics business, and evolving Power Solutions offering;
•maintaining a conservative balance sheet to preserve operational and strategic flexibility; and
•continuing to evaluate potential consolidation opportunities that strengthen our capabilities, increase our scale and create stockholder value.
For further discussion on the business strategies we plan to continue executing in 2023, see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Customers
Our customers primarily include major integrated and large independent oil and natural gas E&P companies. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue. For the year ended December 31, 2022, revenue from one customer individually represented approximately 10% of the Company’s consolidated revenue. This customer represented $311.8 million of our consolidated revenue in the Completions Services segment. For the year ended December 31, 2021, one customer individually represented 14% of the Company’s consolidated revenue. This customer represented $193.4 million of our consolidated revenue in the Completions Services segment. For the year ended December 31, 2020, two customers individually represented more than 10% and collectively represented $188.6 million or 16% and $160.5 million or 13% of our consolidated revenue in the Completions Services segment.
Competition and Sales
The markets in which we operate are highly competitive with significant potential for fluctuation in capacity. Projects are often awarded on a bid basis, which tends to increase the highly competitive nature of the environment in which we operate. We provide services in various geographic regions, predominately across the U.S., and the competitive landscape varies in each region. Utilization and pricing for our services have, from time to time, been both positively and negatively affected by changes in supply and demand dynamics in our operating areas and geographic markets. The COVID-19 pandemic negatively impacted demand and pricing for our services in 2020 and 2021, which resulted in a rationalization of supply of frac equipment. Industry demand then recovered in 2022 and the industry was not able to fully meet this demand given supply reductions in 2020 and 2021. This resulted in an increase in pricing in 2022 as utilization tightened. See additional discussion in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our major competitors for both our Completions Services and Well Construction and Intervention Services segments include Halliburton Company, Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Services, Inc., RPC, Inc., and ProFrac Holding Corp. We also compete regionally in each segment with a significant number of smaller service providers.
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
While we seek to be competitive in our pricing, we believe many of our customers have elected to work with us based on our customer-tailored partnership approach, our safety record, the performance and competency of our crews and the quality of our equipment and our services. We seek to differentiate ourselves from our competitors by delivering the highest-quality services and equipment possible, coupled with superior execution and operating efficiency, resulting in cost effective operations and a safe working environment. NexTier has also been developing and building its digital program for some time. We believe our digital program, continued investment in diesel substitution, as evidenced by the expected delivery in 2023 of our first electric fleet and the continued investments in dual fuel capabilities equipment, and our integrated natural gas treatment and delivery solution are important to achieving emissions reductions initiatives, both for us and our customers, and provide a competitive differentiating factor.
Raw materials
We purchase a wide variety of raw materials, parts, and components that are manufactured and supplied for our operations. We are not dependent on any single source of supply for those parts, supplies or materials. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, this may not always be the case. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future.
For the year ended December 31, 2022, there were no suppliers that individually represented more than 5% of the Company’s overall purchases. For the years ended December 31, 2021 and 2020, there was one supplier that individually represented approximately 5% of the Company’s overall purchases, and such purchases were primarily incurred within the Completion Services segment.
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
Seasonality
Our results of operations have historically reflected seasonal tendencies, generally in the first and fourth quarters, related to the conclusion and restart of our customers’ annual capital expenditure budgets, the holidays and inclement winter weather, during which we may experience declines in our operating results. Our operations in North Dakota and Pennsylvania are particularly affected by seasonality due to inclement winter weather. During the spring and summer months, our operations in certain areas may be impacted by transportation restrictions due to the work-site conditions caused by the spring thaws or tropical weather systems or may be halted for short periods due to extreme heat conditions.
Human capital resources
NexTier is committed to conducting our activities in a safe and responsible manner, while fostering a culture to treat every person with respect and dignity. We seek to attract, retain and develop high quality talent who can drive the success of our business while emulating our core values.
General
As of December 31, 2022, we had 4,302 employees, of which, approximately 83% were compensated on an hourly basis. This was approximately a 29% increase from the 3,340 employees we had on December 31, 2021. Our employees are neither covered by collective bargaining agreements, nor are they members of labor unions. While we consider our relationship with our employees to be satisfactory, disputes may arise over certain classifications of employees that are customary in the oilfield services industry. We are not aware of any potentially adverse matters involving our employment practices on a company-wide level.
Health and Safety
In our industry, a strong safety record is key to attracting and retaining top-tier customers and employees. We believe we are among the safest service providers in the industry. In 2022, we achieved a total recordable incident rate of 0.59, which is less than the 0.90 incident rate derived from an industry average from 2017 to 2021. We believe total recordable incident rate is a reliable measure of safety performance.
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
Growth and Development
Hiring, developing and retaining quality employees is important to maximize the success of our operations. We actively foster a learning culture by supporting our employees’ professional development, providing an on-demand learning platform, and empowering them to drive their career progression. Competency assessments drive skill development plans and succession plans drive leadership development plans. To further support these objectives, we have designed human resources programs to:
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
Material government regulation
Our operations are subject to stringent and complex federal, state and local laws, rules and regulations relating to the oil and natural gas industry including the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the Environmental Protection Agency (the “EPA”) and its state equivalents, issue regulations to implement and enforce these laws, which often require costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, expenditures associated with exposure to hazardous materials, remediation of contamination, property damage and personal injuries, imposition of bond requirements, and restricting permits or other authorizations, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and clean-up costs without regard to negligence or fault on the part of that person. Strict compliance with these regulatory requirements increases our cost of doing business and consequently affects our profitability. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements, including those that result in any limitation, suspension or moratorium on the services we provide, whether or not short-term in nature, by federal, state, regional or local governmental authority, could have a material adverse effect on our business, financial condition and results of operations.
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
There has been increasing public controversy regarding hydraulic fracturing and its use of fracturing fluids, including potential impacts of the process on drinking water supplies, on the use of water and the potential for impacts to surface water, groundwater and the general environment. Companion bills entitled the Fracturing Responsibility and Awareness of Chemicals Act (“FRAC Act”) were first introduced in the United States Congress in 2009 and successor bills have been reintroduced in the House of Representatives on multiple occasions, most recently in July 2019. The 116th Congress did not act on that legislation before the session adjourned on January 3, 2021; it is possible that a version of the FRAC Act could be introduced for consideration by the 118th Congress. If the FRAC Act and other similar legislation were to pass, the legislation could significantly alter regulatory oversight of hydraulic fracturing. Currently, unless the fracturing fluid used in the hydraulic fracturing process contains diesel fuel, hydraulic fracturing operations are exempt from permitting under the Underground Injection Control (“UIC”) program established by the SDWA but are subject to regulation by state oil and gas commissions. The FRAC Act would remove this exemption and subject hydraulic fracturing operations to permitting requirements under the UIC program. The FRAC Act and other similar bills propose to also require persons conducting hydraulic fracturing to disclose the chemical constituents of their fracturing fluids to a regulatory agency, although they would not require the disclosure of the proprietary formulas except in cases of emergency. Currently, several states require public disclosure of non-proprietary chemicals on FracFocus.org and other equivalent Internet sites. Disclosure of our proprietary chemical formulas to third parties or to the public, even if inadvertent, could diminish the value of those formulas and could result in competitive harm to our business. Moreover, in response to seismic events near underground injection wells used for the disposal of oil and gas-related wastewater, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have imposed volumetric injection limits, shut down or imposed moratoria on the use of such injection wells. At this time, it is not clear what action, if any, the United States Congress will take on the FRAC Act or other related federal and state bills, or the ultimate impact of any such legislation.
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
The federal Clean Air Act and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed and continues to develop stringent regulations governing emissions of toxic air pollutants from specified sources. We are or may be required to obtain federal and state permits in connection with certain operations conducted in our manufacturing and maintenance facilities. These permits impose certain conditions and restrictions on our operations, some of which require significant expenditures for filtering or other emissions control devices at each of our manufacturing and maintenance facilities. Changes in these requirements, or in the permits we operate under, could increase our costs or limit certain activities. Many of these regulatory requirements, including New Source Performance Standards and Maximum Achievable Control Technology standards, have been made more stringent over time as a result of stricter national ambient air quality standards (“NAAQS”) and other air quality protection goals adopted by the EPA. Also, in November 2022, the EPA issued a supplemental notice of proposed rulemaking aimed at comprehensive emissions reduction from both new and existing sources in the oil and natural gas industry. State implementation of a revised NAAQS or final emission performance standard could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.
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
The EPA has proposed and finalized a number of rules requiring various industry sectors to track and report, and, in some cases, control greenhouse gas emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified GHG sources, including, among others, certain oil and natural gas production facilities, on an annual basis. A 2016 EPA final rule package included first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas wells. However, regulatory developments to ease or rescind these rules have created uncertainty as to their impact on the oil and gas industry, and EPA issued a supplemental notice of proposed rulemaking in November 2022 aimed at further addressing methane emissions.
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
Climate change regulation may also impact our business positively by increasing demand for natural gas for use in producing electricity and as a transportation fuel. Currently, our operations are not materially adversely impacted by existing state and local climate change initiatives. At this time, we cannot accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business, including the impact of the SEC’s proposed rules regarding climate related disclosures.
We are subject to the requirements of the federal Occupational Safety and Health Act, which is administered and enforced by the Occupational Safety and Health Administration, commonly referred to as OSHA, and of comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances. OSHA continues to evaluate worker safety and to propose new regulations, such as but not limited to, the rule regarding respirable silica sand, which required the oil and gas industry to implement engineering controls and work practices to limit exposures below the new limits by June 23, 2021.
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
Some of our operations utilize equipment that contains sealed, low-grade radioactive sources. Our activities involving the use of radioactive materials are regulated by the United States Nuclear Regulatory Commission (“NRC”) and state regulatory agencies under agreement with the NRC. Standards implemented by these regulatory agencies require us to obtain licenses or other approvals for the use of such radioactive materials. Our Wireline operations utilize materials regulated by the Bureau of Alcohol, Tobacco, Firearms, and Explosives. We are required to obtain permits and provide guarantees in the form of internal procedures to maintain compliance. We believe that we have obtained these licenses and approvals as necessary and applicable. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly and difficult. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, injunctions prohibiting some or all of our operations, assessment of administrative and civil penalties, and even criminal prosecution. In addition, releases of radioactive material or mishandling of explosives could result in substantial remediation costs and potentially expose us to third-party property damage or personal injury claims.
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
Summary of Risk Factors
Risks Related to Our Industry

•Dependence upon domestic capital spending and well completions by the onshore oil and natural gas industry (which is volatile);
•Instability of oil and natural gas prices;
•Adverse weather conditions impact demand services and influence costs;
•The energy services industry’s inherent operating hazards;
Risks Related to Our Business
•Detrimental performance by, or credit risk of, our customers;
•High capital costs of maintenance, upgrades, refurbishment and replacement of assets;
•Delays in deliveries, increases in costs or unavailability of key materials for our operations;
•Over commitments to certain supply agreements;
•New technologies developed by third parties impacting competitiveness; and
•Litigation and other proceedings, including claims for personal injury and property damage.

Risks Related to Government Regulation, Laws and Compliance
•Laws and regulations regarding health, safety and protection of the environment increasing costs of doing business, penalties, damages or costs of remediation or implicate corrective measures;
•Challenges obtaining or renewing permits or authorizations for our or our customers’ operations;
•Existing or future laws, regulations, court orders or other initiatives limiting GHG methane emissions;
•Violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws;
•Changes in transportation regulations may increase our costs and negatively impact our results of operations; and
•Changes in tax rates, the adoption of new tax legislation and tax audits.
•Legislative and regulatory initiatives prohibiting or impairing hydraulic fracturing operations;
•Laws and regulations addressing greenhouse gases and climate change and investor and public perception of our compliance with such requirements;

Strategic Risks
•Successful identification and consummation of beneficial acquisitions, dispositions and investments;
•Time-consuming and costly integration of any acquisitions;
•Investor and public perception regarding our ESG practices could impact our reputation; and
•Ability to effectively and timely address our sustainability and reduce our carbon footprint.

Risks Related to Human Capital
•Loss or unavailability of any of our executive officers or other key employees; and
•Ability to employ a sufficient number of key employees, technical personnel and qualified workers.
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
•Our stock buyback program may not be fully consummated or deliver expected results;
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

General Risks
•Cyber security risks;
•Failure of our information technology systems;
•Sustained inflation could result in increased operating costs;
•Economic impact of epidemic diseases, such as COVID-19; and
•Adverse effects of global economic and geopolitical conditions. of our common stock may be volatile or may decline regardless of our operating performance;
The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes, as well as other information included and incorporated by reference in this Form 10-K, and the other reports and materials we file with the SEC. These factors could cause future results to differ from those in forward-looking statements and from historical trends.
Risks Related to Our Industry
Our business depends on domestic capital spending and well completions activity by the onshore oil and natural gas industry and reductions in capital spending could have a material adverse effect on our liquidity, results of operations and financial condition.
Our business is cyclical and is directly affected by capital spending by our customers to explore for, develop and produce oil and natural gas in the United States. These expenditures are volatile and generally dependent on our customers’ views of future demand for oil and gas and future oil and gas prices, as well as our customers’ ability to access capital. Reduced capital spending by our customers may result in a decline in the demand for our services or adversely affect the price of our services. Furthermore, a decrease in the development of oil and natural gas reserves in the U.S. may also have an adverse impact on our business, even in an environment of strong oil and natural gas prices.

Some of the items that may impact our customer’s capital spending include:
•Oil and natural gas prices;
•The inability of our customers to access capital on economically advantageous terms, which may be impacted by, among other things, a decrease of investors’ interest in hydrocarbon producers because of environmental and sustainability initiatives;
•Restrictions on our customers’ ability to bring their produced oil and natural gas to market due to infrastructure limitations;
•Changes in customers’ capital allocation, including an increased allocation to the production of renewable energy, leading to less focus on oil and natural gas production growth;
•The consolidation of our customers; and
•Adverse developments in the business or operations of our customers, including write-downs of oil and natural gas reserves and borrowing base reductions under customers’ credit facilities.
•Federal, state and local regulation and restriction of hydraulic fracturing and other oilfield service activities, such as water disposal and exploration and production activities; and
•Advances in exploration, development and production technologies or in technologies affecting energy consumption.
The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.
The demand for our services is substantially influenced by current and anticipated crude oil and natural gas commodity prices. Historically, prices for crude oil and natural gas have been extremely volatile, and these prices are expected to experience continued volatility. Volatility or weakness in crude oil and natural gas commodity prices (or the perception that crude oil and natural gas commodity prices will decrease) affects the operational and capital spending patterns of our customers. This volatility may result in a decline in the demand for our services or adversely affect the price of our services.
Factors affecting the price of oil and natural gas include:
•The level of supply and demand for natural gas;
•The cost of exploring for, developing and producing oil and natural gas;
•The rates at which new oil and natural gas reserves are discovered;
•Worldwide political, military, and economic conditions;
•Actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies (“OPEC+”) relating to oil price and production controls;
•The level of oil and natural gas production in the U.S. and by other non-OPEC+ countries;
•Disruptions due to natural disasters, weather conditions, pandemics or epidemics and similar factors; and
•Increased demand for alternative energy and electric vehicles, including government initiatives to promote the use of sustainable, renewable energy sources and public sentiment around alternatives to oil and gas.

Adverse weather conditions could impact demand for our services or materially impact our costs.
Our operations and the operations of our customers may be adversely affected by seasonal weather conditions, severe weather events and natural disasters. Many experts believe global climate change could increase the frequency and severity of extreme weather conditions. Extreme weather conditions such as drought, extreme heat, extreme winter weather, and hurricanes may result in the evacuation of personnel, stoppage of services, reduction in productivity, and activity disruptions at our facilities, in our supply chain, or at well-sites. Repercussions of severe or unseasonable weather conditions may also include decreases in demand for oil and natural gas during unseasonably warm winters. Any such extreme weather events may result in increased operating costs or decreases in revenue, which could adversely affect our financial condition, results of operations and cash flows.
Our operations involve a variety of operating hazards that could cause losses.
Drilling for and producing hydrocarbons, and the associated products and services that we provide, include dangers such as well blowouts, cratering, loss of well control, uncontrollable flows of gas or well fluids, explosions, accidents, equipment failure, fires, personal injuries, property damage (including surface and subsurface damage), borehole collapse, pollution, damage to geological formations and the discharge of hazardous substances into the environment. Catastrophic or significantly adverse events can also occur at our facilities and during transport of our equipment, commodities, and personnel to well sites. Our safety procedures may not always prevent such damages. In response, we typically seek indemnities, releases and limitations on liability in our contracts with our customers, together with liability insurance coverage, to protect us from potential liability related to such occurrences. However, it is possible that customers or insurers could seek to avoid such provisions (or compliance with such provisions) or be financially unable to meet their obligations, the coverage under the indemnity or insurance may be insufficient to cover the expenses, or a court may decline to enforce such provisions. Damages that are not indemnified or released could greatly exceed available insurance coverage and result in significant costs to our business.
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
Risks Related to Our Business

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our customers could adversely affect our financial results.
We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers, many of whose operations are concentrated solely in the domestic E&P industry which, as described above, is subject to volatility and, therefore, credit risk. Our credit procedures and policies may not be adequate to fully reduce customer credit risk. If we are unable to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use our equipment could have a material adverse effect on our business, financial condition, and results of operations.
Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
Our hydraulic fracturing fleets and other service-related equipment require significant capital investment in maintenance, upgrades and refurbishment to maintain their competitiveness. Our fleets and other equipment typically do not generate revenue while they are undergoing maintenance, refurbishment or upgrades. Currently the industry and our Company are experiencing delays on key maintenance major components and parts, brought about by global supply chain issues. As a result, there is an increased amount of equipment in the maintenance cycle compared to previous levels. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service, or our equipment may not be attractive to potential or current customers. Additionally, environmental and safety requirements or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations. The availability of parts and major components due to supply chain constraints and limited number of quality suppliers and service providers may impact our ability to timely maintain our equipment, which may adversely affect our financial condition and results of operations.
Delays in deliveries of key raw materials or increases in the cost of key raw materials could harm our business, results of operations and financial condition.
Raw materials essential to our business (such as proppant, chemicals, cement, steel, or coiled tubing) and finished products (such as fluid-handling equipment) are normally readily available. However, high levels of demand for raw materials, such as proppant and hydrochloric acid, as well as oil and natural gas based derivatives, have triggered constraints in the supply chain of those raw materials and could dramatically increase the prices of such raw materials. In the past, our industry faced sporadic shortages associated with hydraulic fracturing operations, such as proppant and other raw materials, requiring work stoppages, which adversely impacted the operating results of several competitors. Many of the raw materials essential to our business require the use of rail, storage, and trucking services to transport the materials to our jobsites. These services, particularly during times of high demand, may cause delays in the arrival of or otherwise constrain our supply of raw materials. These constraints could have a material adverse effect on our business and results of operations.
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
New technology may cause us to become less competitive and intellectual property related liability may have a material negative impact on our business and results of operations.
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
Our services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. Our operations are subject to, and exposed to, employee/employer liabilities and risks such as wrongful termination, discrimination, labor organizing, retaliation claims, pay practices, and general human resource related matters. Litigation arising from operations where our facilities are located, or our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. Additionally, because our business is related to fossil fuel production, there is an increasing risk that we may be subject to generalized lawsuits which attempt to hold companies in the fossil fuel industry liable for alleged local impacts of climate change. Such legal theories are still developing, making it difficult to assess the likelihood or scope of potential liabilities. We maintain what we believe is customary and reasonable insurance to protect our business against these potential losses, but such insurance may not be adequate to cover our liabilities, and we are not fully insured against all risks, including losses related to alleged climate claim damages. Further, our insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The current trend in the insurance industry is towards larger deductibles and self-insured retentions. In addition, insurance may not be available in the future at rates that we consider reasonable and commercially justifiable, compelling us to have larger deductibles or self-insured retentions to effectively manage expenses. As a result, we could become subject to material uninsured liabilities or situations where we have high deductibles or self-insured retentions that expose us to liabilities that could have a material adverse effect on our business, financial condition, prospects or results of operations.
Risks Related to Government Regulation, Laws and Compliance
Failure on our part to comply with, and the costs of compliance with, applicable health, safety, and environmental requirements could have a material adverse effect on our business, results of operations, and financial condition.
We are subject to a variety of laws and regulations relating to health and safety and the environment. Among those laws and regulations are those covering hazardous materials and requiring emission performance standards for facilities. For example, our well service operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We also store, transport, and use radioactive and explosive materials in certain of our operations. Applicable regulatory requirements include, but are not limited to, those concerning:

•The containment and disposal of hazardous substances, oilfield waste, and other waste materials;
•The production, storage, transportation and use of explosive materials;
•The importation and use of radioactive materials;
•The use of underground storage tanks;
•The use of underground injection wells; and
•The protection of worker safety both onshore and offshore.
These and other requirements generally are becoming increasingly strict. The failure to comply with the requirements, many of which may be applied retroactively, may result in penalties, revocation of permits to conduct business and corrective action orders, including orders to investigate and/or clean up contamination which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
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
In most states, our customers are required to obtain permits or authorizations from one or more governmental agencies or other third parties to perform drilling and completion activities, including hydraulic fracturing. Such permits or approvals are typically required by state agencies, but can also be required by federal and local governmental agencies or other third parties. The requirements for such permits or authorizations vary depending on the location where such drilling and completion activities will be conducted. As with most permitting and authorization processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit or approval to be issued and the conditions which may be imposed in connection with the granting of the permit. In some jurisdictions, such as within the jurisdiction of the Delaware River Basin Commission, certain regulatory authorities have delayed or suspended the issuance of permits or authorizations, while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Some states have prohibited hydraulic fracturing statewide. In Texas, rural water districts have begun to impose restrictions on water use and may require permits for water used in drilling and completion activities. Permitting, authorization or renewal delays, the inability to obtain new permits or the revocation of current permits could cause a loss of revenue and potentially have a materially adverse effect on our business, financial condition, prospects or results of operations.
We are also required to obtain federal, state, local and/or third-party permits and authorizations in some jurisdictions in connection with our wireline services. These permits, when required, impose certain conditions on our operations. Any changes in these requirements could have a material adverse effect on our business, financial condition, prospects and results of operations.

Existing or future laws, regulations, court orders or other initiatives to limit greenhouse gas (“GHG”) emissions or relating to climate change may reduce demand for our products and services.
Continuing political and social attention to the issue of climate change has resulted in both existing and proposed national, regional and local legislation and regulatory measures to limit GHG emissions. The implementation of these agreements, including the Paris Agreement, and other existing or future regulatory mandates, may adversely affect the demand for our products and services, impose taxes on us or our customers, require us or our customers to reduce GHG emissions from our technologies or operations, or accelerate the obsolescence of our products or services. In the United States, the U.S. Environmental Protection Agency (“EPA”) has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry, which in turn may include data from our equipment or operations. In addition, the U.S. government has proposed rules in the past setting GHG emission standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas industry, including a November 2022 notice of proposed rulemaking. The imposition and enforcement of stringent GHG reduction requirements could severely and adversely impact the oil and gas industry and therefore significantly reduce the value of our business.
We could be adversely affected by violations laws and regulations governing international trade including the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery laws.
The United States Foreign Corrupt Practices Act (the “FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries and partners from making, offering or authorizing improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Although we currently have limited international operations, we may do business in the future in countries or regions where strict compliance with anti-bribery laws may conflict with local customs and practices. Our employees, intermediaries, and partners may face, directly or indirectly, corrupt demands by government officials, political parties and officials, tribal or insurgent organizations, or private entities in the countries in which we operate or may operate in the future. As a result, we face the risk that an unauthorized payment or offer of payment could be made by one of our employees, intermediaries, or partners even if such parties are not always subject to our control or are not themselves subject to the FCPA or other anti-bribery laws to which we may be subject. We are committed to doing business in accordance with applicable anti-bribery laws and have implemented policies and procedures concerning compliance with such laws. Our existing safeguards and any future improvements, however, may prove to be less than effective, and our employees, intermediaries, and partners may engage in conduct for which we might be held responsible. Violations of the FCPA and other anti-bribery laws (either due to our acts, the acts of our intermediaries or partners, or our inadvertence) may result in criminal and civil sanctions and could subject us to other liabilities in the U.S. and elsewhere. Even allegations of such violations could disrupt our business and result in a material adverse effect on our business and operation.
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
The Company could be subject to changes in its tax rates, the adoption of new tax legislation, tax audits, or exposure to additional tax liabilities that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We are subject to taxes in the U.S. and jurisdictions where we operate and our subsidiaries are organized. Due to economic and political conditions, tax rates in the U.S. and other jurisdictions may be subject to significant change. In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of the examinations. An increase in tax rates, particularly in the U.S., changes in our ability to realize our deferred tax assets, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
The adoption of any future federal, state, or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.
Various federal and state legislative and regulatory initiatives have been or could be undertaken that could result in additional requirements or restrictions being imposed on hydraulic fracturing operations or result in the failure to obtain or difficulty or delay in obtaining required permits, renewals or authorizations. For example, the United States may seek to adopt federal regulations or enact federal laws that would impose additional regulatory requirements on or even prohibit hydraulic fracturing in some areas. Legislation and/or regulations have been adopted in many U.S. states that require additional disclosure regarding chemicals used in the hydraulic fracturing process. Legislation, regulations, and/or policies have also been adopted at the state level that impose other types of requirements on hydraulic fracturing operations (such as limits on operations in the event of certain levels of seismic activity). Additional legislation and/or regulations have been adopted or are being considered at the state and local level that could impose further chemical disclosure or other regulatory requirements (such as prohibitions on hydraulic fracturing operations in certain areas) that could affect our operations. Four states (New York, Maryland, Vermont, and Washington) have banned the use of high volume hydraulic fracturing, Oregon has adopted a five-year moratorium, and Colorado has enacted legislation providing local governments with regulatory authority over hydraulic fracturing operations. Local jurisdictions in some states have adopted ordinances that restrict or in certain cases prohibit the use of hydraulic fracturing, although many of these ordinances have been challenged and some have been overturned. The adoption of any future federal, state or local laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse effect on our business, results of operations, and financial condition.
Strategic Risks
Our acquisitions, dispositions and investments may not result in anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We continually seek opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments, or joint venture interests. These transactions are intended to (but may not) result in the realization of savings, the creation of efficiencies, the offering of new products or services, the generation of cash or income, or the reduction of risk. Acquisition transactions may use cash on hand or be financed by additional borrowings or by the issuance of our common stock. These transactions may also affect our business, consolidated results of operations, and consolidated financial condition.

These transactions also involve risks, and:
•Any acquisitions we attempt may not be completed on the terms announced, or at all;
•Any acquisitions may not result in an increase in income or provide an adequate return of capital or other anticipated benefits;
•Any acquisitions may not be successfully integrated into our operations and internal controls;
•The due diligence conducted prior to an acquisition may not uncover situations that could result in financial or legal exposure or that we may not appropriately quantify the exposure from known risks;
•Any disposition may not result in decreased earnings, revenue, or cash flow;
•Use of cash for acquisitions may not adversely affect our cash available for capital expenditures and other uses; or
•Any dispositions, investments, or acquisitions, including integration efforts, may not divert management resources.
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

Investor and public perception related to the company’s environment, social, and governance (“ESG”) performance as well as current and future ESG reporting requirements may negatively affect our business, results of operations, and liquidity.
There is increased focus by governments and our customers, investors and other stakeholders on climate change, sustainability and energy transition matters. Negative attitudes toward or perceptions of our industry or fossil fuel products and their relationship to the environment have led governments, non-governmental organizations, and companies to implement initiatives to conserve energy and promote the use of alternative energy sources, which may reduce the demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products and services. In addition, initiatives by investors and financial institutions to limit funding to companies in fossil fuel-related industries may adversely affect our liquidity or access to capital.
Increased scrutiny regarding our ESG practices could impact our reputation.
In December 2022, we released our corporate responsibility report for fiscal 2021, which highlights key achievements, metrics and newly defined sustainability goals as part of our sustainability strategic initiative. Our sustainability report also includes our policies and practices on a variety of ESG matters, including the value creation opportunities provided by our products; diversity, equity, and inclusion; employee health and safety; community giving; and human capital management. The publication of our sustainability report may result in increased investor, employee, and other stakeholder attention to our ESG initiatives, and such stakeholders may not be satisfied with our ESG practices or initiatives. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us and our industry, which could have a negative impact on the price of our securities and our access to and costs of capital.
Failure to effectively and timely address the need to operate more sustainably and with a lower carbon footprint and impact could adversely affect our business, results of operations and cash flows.
Our long-term success may depend on our ability to effectively lower the carbon impact of how we deliver our products and services to our customers. For example, part of our sustainability strategy has been to transition our fleet towards natural gas powered engines, and even electric operated fleets. If we fail or are perceived to not be effectively lowering our carbon impact, then we could potentially lose engagement with customers, investors and/or certain financial institutions.
Risks Related to Human Capital
The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
We depend greatly on the efforts of our executive officers and other key employees to manage our operations. Experienced and well qualified talent for these positions is in increasingly high demand and the ability to timely replace personnel in these positions can be challenging. The loss or unavailability of any of our executive officers or other key employees could have a material adverse effect on our business.
If labor costs increase or we fail to attract and retain qualified employees our business, results of operations and financial condition may be adversely affected.
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
We have a significant amount of indebtedness. As of December 31, 2022, we had $361.4 million of debt outstanding, net of discounts and deferred financing costs (not including finance lease obligations). After giving effect to our borrowing base, we had approximately $415.3 million of availability under our 2019 ABL Facility (as defined herein).
Our indebtedness could have important consequences. For example, it could:
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
In addition, we cannot assure you that we will be able to refinance any of our debt, or that we will be able to refinance our debt on commercially reasonable terms. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as: sales of assets; sales of equity; or negotiations with our lenders to restructure the applicable debt. Our debt instruments may restrict, or market or business conditions may limit, our ability to use some of our options.
Despite our indebtedness levels, we may still be able to incur additional debt, which could further exacerbate the risks associated with our leverage.
We and our subsidiaries may incur additional indebtedness in the future. The terms of the credit agreements that govern the 2019 ABL Facility and the 2018 Term Loan Facility (as defined herein and, together with the 2019 ABL Facility, the “Senior Secured Debt Facilities”) permit us to incur additional indebtedness, subject to certain limitations. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Principal Debt Agreements” for further details.
The agreements governing our indebtedness contain operating covenants and restrictions that limit our operations and could lead to adverse consequences if we fail to comply with them.
The agreements governing our indebtedness contain certain operating covenants and other restrictions relating to, among other things, limitations on indebtedness (including guarantees of additional indebtedness) and liens, mergers, consolidations and dissolution, sales of assets, investments and acquisitions, dividends and other restricted payments, repurchase of shares of capital stock and options to purchase shares of capital stock and certain transactions with affiliates. In addition, our Senior Secured Debt Facilities include certain financial covenants.
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
Ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation under Section 382 of the Internal Revenue Code, and NOLs and other tax attributes is subject to reduction, causing less NOL or tax deductions to be available to offset future taxable income for U.S. federal income tax purpose
Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses (“NOLs”) carried forward from prior years. As of December 31, 2022, we reported consolidated federal NOL carryforwards of approximately $1.1 billion of which $729.8 million are pre-change NOL’s subject to limitation. Our ability to utilize our NOL carryforwards to offset future taxable income and to reduce U.S. federal income tax liability is subject to certain requirements and restrictions. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of our stock have aggregate increases in their ownership of such stock of more than 50 percentage points over such stockholders’ lowest ownership percentage during the testing period (generally a rolling three year period). We believe we experienced an ownership change in October 2019 as a result of the C&J Merger. We also believe we experienced an ownership change in January 2017 as a result of the implementation of the IPO. Thus our pre-change NOLs are subject to limitation under Section 382 of the Code as a result. Such limitation may cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause a portion of our pre-change NOLs generated prior to 2018 to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.
Risks Related to Our Common Stock
The price of our common stock may be volatile or may decline regardless of our operating performance, and our stockholders may not be able to resell their shares at or above the public offering price.

The market price for our common stock is volatile. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including:
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
As of December 31, 2022, we had 266.3 million shares of common stock authorized but unissued under our certificate of incorporation. We will be authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2022, we have 5,341,651 shares of our common stock available for award that may be issued under our equity incentive plans. Any common stock that we issue, including under our equity incentive plans or other equity incentive plans that we may adopt in the future, may result in additional dilution to our stockholders.
In the future, we may also issue our securities, including shares of our common stock, in connection with investments or acquisitions. We regularly evaluate potential acquisition opportunities, including ones that would be significant to us, and at any one time we may be participating in processes regarding several potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
Keane Investor and Cerberus own a significant amount of our common stock and their interests could be in conflict with the interest of our other shareholders.
Keane Investor Holdings currently controls approximately 13.8% of our common stock, which includes affiliates of Cerberus. The interests of Cerberus may not coincide with the interests of other holders of our common stock. For example, certain instances may arise in which Cerberus may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional equity or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. The concentration of ownership held by Cerberus could also delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us. In addition, pursuant to the Second Amended and Restated Stockholder’s Agreement, dated October 31, 2019 (the “Stockholders’ Agreement”) Keane Investor (or Cerberus in certain instances) has certain board nomination rights based on its ownership of our common stock. Currently, two of our ten directors are employees of, appointees of, or advisors to, members of Cerberus. Additionally, Cerberus is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Cerberus may also pursue, for its own members’ accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Cerberus continues to directly or indirectly own a significant amount of our equity, Cerberus will continue to be able to substantially influence our ability to enter into corporate transactions.
In addition, if Cerberus through Keane Investor decides to sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease. The perception in the public market that Keane Investor might sell shares of common stock could also create a perceived overhang and depress our market price.
We cannot guarantee that our recently announced stock buyback program will be fully consummated or that such program will enhance the long-term value of our share price.
In October 2022, NexTier’ board of directors approved a shareholder return program, which includes authorization to repurchase up to $250 million of the Company’s common stock, which can be discontinued at any time. There is no obligation for the Company to continue to repurchase or to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price. In addition, repurchase regulations and taxes may add additional payment burden to our stock buyback program.
Provisions in our certificate of incorporation, bylaws and our stockholders’ agreement could make acquiring us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Provisions in our certificate of incorporation, our bylaws ’may discourage, delay or prevent a merger, acquisition or other change in control that some stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares of our common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, possibly depressing the market price of our common stock.
In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace members of our management team. Examples of such provisions include advance notice requirements for stockholder proposals and super majority requirements by our stockholders to amend the bylaws or increase or decrease the number of directors.
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
In connection with the Keane IPO, Keane entered into a Stockholders’ Agreement with Keane Investor. This stockholders’ agreement was amended and restated in conjunction with the C&J Merger (as amended and restated, the “Stockholders’ Agreement”) and provides that, except as otherwise required by applicable law, from the date on which (a) Keane Investor (or Cerberus Holder in certain instances), for so long as Cerberus Holder has beneficial ownership of at least 12.5% or greater of the aggregate number of Company shares then outstanding, shall have the right to designate to the board of directors two individuals; and (b) Keane Investor (or Cerberus Holder in certain instances), for so long as Cerberus Holder has beneficial ownership of less than 12.5% but at least 7.5% of the aggregate number of Company shares then outstanding, shall have the right to designate to the board of directors one individual. The ability of Keane Investor (or Cerberus Holder in certain instances) to appoint one or more directors could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Our certificate of incorporation and bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, prospects or results of operations.
General Risks
Our business could be negatively affected by cybersecurity incidents.
The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities and interactions with customers and suppliers, and we rely heavily on information systems to conduct and protect our business. These information systems, including our digital logistics platform, are increasingly subject to cybersecurity incidents such as unauthorized access to data and systems, loss or destruction of data, computer viruses, or other malicious code, ransomware, hacking, social engineering, phishing, denial-of-service, and cyberattacks, and other similar events. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Cybersecurity threats have increased due to an increase in remote working arrangements. Cyber incidents arise from numerous sources, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, human error, complications encountered as existing systems are maintained, repaired, replaced, or upgraded or outbreaks of hostilities or terrorist acts. A breach of our technology systems could lead to the loss and destruction of trade secrets, confidential information, proprietary data, intellectual property, customer and supplier data, and employee personal information, and could disrupt business operations, which may result in claims against us, including liability under laws that protect the privacy of personal information and could adversely affect our relationships with business partners and harm our brands, reputation, and financial results. Our systems and insurance coverage for protecting against cyber security risks, including cyberattacks, may not be sufficient and may not protect against or cover all of the losses we may experience as a result of the realization of such risks.
A failure of our information technology systems, including our enterprise resource planning system and our digital hub, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely affect the effectiveness of our internal control over financial reporting.
We rely on sophisticated information technology systems and infrastructure to support our business. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, usage errors by employees, computer viruses, or similar events. A failure or prolonged interruption in our information technology systems, including our digital logistics platform, or difficulties encountered in upgrading our systems or implementing new systems that compromises our ability to meet our customers’ needs or impairs our ability to record, process and report accurate information, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A period of sustained inflation across all the major markets in which we operate could result in higher operating costs.
Inflationary pressures typically result in increases to our operating expenses. While we take actions wherever possible to reduce the impact of the effects of inflation, in cases of sustained inflation across several of our major markets, it becomes increasingly difficult to effectively control the increase to our costs. In addition, the effects of inflation could result in the reduction of our clients’ budgets and spending plans. If we are unable to increase our pricing or take other actions to mitigate the effect of the resulting higher costs, our profitability and financial position could be negatively impacted.
Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the coronavirus.
The COVID-19 pandemic has impacted worldwide economic activity. A pandemic, including COVID-19 or another public health epidemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities.
    The continued spread of COVID-19, or a similar pandemic, could adversely affect commodity demands, our customers, our suppliers, and on our operations and employees. These effects have included, and may continue to include, adverse revenue effects; supply chain disruptions; inflationary impacts on cost of goods and services sold, customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers.
Global economic and geopolitical conditions could adversely affect our operations.
In recent years, we have been faced with very challenging global economic conditions. For instance, Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may result in a decrease in demand for our products and increased competition.

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
Our common stock trades on the NYSE under the symbol “NEX”. On February 13, 2023, the last reported sales price of our common stock on the NYSE was $9.53 per share.
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
The graph below compares the cumulative total stockholder return on our common stock, the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”), the Standard & Poor’s MidCap Index (“S&P MidCap”), the Oilfield Service Index (“OSX”), and a composite average of publicly traded peer companies (Nine Energy Services, Inc., Liberty Oilfield Services Inc., Patterson-UTI Energy, Inc., ProPetro Holding Corp., and RPC, Inc.), for the five years ended December 31, 2022. During the year ended December 31, 2022, both FTS International, Inc. and US Well Services, Inc., which were previously included in our composite average of publicly traded peer companies, were acquired and were no longer publicly traded. As a result we have removed both companies from the composite average for the five-year period. We believe the S&P 500, S&P MidCap, and OSX are the most relevant and reliable indexes to use as a comparison to our total stockholder return on our common stock. In future filings, we will no longer provide a composite index of publicly traded peer companies, as we believe the previously mentioned indices provide more consistency between reporting periods. We also modified the presentation of the graph to present yearly, as opposed to quarterly, numbers and to include such yearly periods in a manner consistent with our fiscal year, which presentation we believe is more readily comparable to peer companies and increase the readability of the information.
The graph assumes $100 was invested at the market close on the last trading day for the fiscal year ended December 31, 2017 in our common stock, S&P 500, S&P MidCap, OSX, and a composite of publicly traded peer companies. The cumulative total return assumes the reinvestment of all dividends.

Holders
As of February 13, 2023, we had 233,680,244 shares of common stock issued and outstanding, held by approximately 11 registered holders. The number of registered holders does not include holders that have common stock held for them in “street name,” meaning that the stock is held for their accounts by a broker or other nominee.
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
The ability of our board of directors to declare a dividend is also subject to limits imposed by Delaware corporate law. Under Delaware law, our board of directors and the board of directors of our corporate subsidiaries incorporated in Delaware may declare dividends only to the extent of our “surplus,” which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1),(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2).(3)	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1, 2022 through October 31, 2022	5,250	$8.65	—	$250,000,000
November 1, 2022 through November 30, 2022	6,925,720	10.14	6,925,720	179,773,704
December 1, 2022 through December 31, 2022	4,377,802	9.40	4,377,802	138,635,187
Total	11,308,772	$9.85	11,303,522	$138,635,187

(1) Includes 5,250 shares that were withheld by us in the fourth quarter of 2022 at the average price per share of $8.65 to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.
(2) On October 25, 2022, the Company announced the board of directors approved a new share repurchase program for up to $250.0 million through December 31, 2023. The share repurchase program may be executed from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, through 10b5-1 plans, or by other means. The amount, timing and terms of any share repurchases will be determined based on prevailing market conditions and other factors, including applicable black-out periods. The share repurchase program does not obligate NexTier to purchase any shares of common stock during any period and the program may be modified or suspended at any time at NexTier’s discretion This table includes only cash repurchases of shares as of December 31, 2022. The Company expects to fund the repurchases by using cash on hand cash flow to be generated through December 31, 2023.

(3) Reflects the number of settled, purchased shares.

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

Business Overview
NexTier Oilfield Solutions Inc. is a predominantly U.S. land oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. We have a history of growth through acquisition, including (i) our 2019 transaction with C&J, a publicly traded Delaware corporation, (ii) our 2021 acquisition of Alamo, a pressure pumper focused in the Permian, and (iii) our 2022 acquisition of last mile proppant logistics and wellsite storage assets from CIG Sellers. This history impacts the comparability of our operational results from year to year. See Part I, “Item 1. Business” of this Annual Report for an overview of our history, including additional information on certain of the acquisitions noted above, including the C&J Merger and the Alamo Acquisition, and business environment. Additional information on the Alamo Acquisition and the CIG Acquisition can also be found in Note (3) Acquisitions of Part II, “Item 8. Financial Statements and Supplemental Data.”
Industry Overview and Drivers in 2022
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
During 2022, global crude markets recovered further from the COVID-19 pandemic induced dual supply and demand shock that emerged in the first quarter of 2020. Additionally, the Russian invasion of Ukraine increased uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia, which along with the COVID-19 recoveries, drove crude prices to their peak in the first half of 2022, before retreating in the second half. For the year, crude prices were supportive of higher completions activity in 2022 relative to 2021. Crude oil prices have improved from their 2020 lows, which if maintained, we believe could drive a healthy level of investment and activity in U.S. shale.
There has been some attrition through consolidation and other events that have made some progress in realigning frac supply with demand. We believe frac supply utilization was very tight in 2022 and remains so at the beginning of 2023. Against this backdrop, pricing for our services has improved considering demand for our services has remained strong. Contributing to the tightness, horsepower intensity for each fleet continues to grow as our industry adopts more complex completion techniques; as horsepower demand returns, we believe existing supply will be fully utilized across fewer fleets.
The following table shows the average historical oil and natural gas prices for WTI and Henry Hub natural gas:

	Year Ended December 31,
	2022	2021	2020
Oil price - WTI(1)	$94.90	$68.14	$39.23
Natural gas price - Henry Hub(2)	$6.45	$3.89	$2.04
(1) Oil price measured in dollars per barrel (2) Natural gas price measured in dollars per million British thermal units (Btu), or MMBtu
The historical average U.S. rig counts based on the weekly Baker Hughes Incorporated rig count information were as follows:

	Year Ended December 31,
Product Type	2022	2021	2020
Oil	574	380	346
Natural Gas	147	97	85
Other	2	1	2
Total	723	478	433

	Year Ended December 31,
Drilling Type	2022	2021	2020
Horizontal	659	431	384
Vertical	25	22	20
Directional	39	25	29
Total	723	478	433
As of January 2023, global liquids demand is expected to average 100.5 million barrels per day in 2023. The EIA anticipates continued growth in the long-term U.S. domestic demand for natural gas, supported by various factors, including (i) increased likelihood of favorable regulatory and legislative initiatives, (ii) increased acceptance of natural gas as a clean and abundant domestic fuel source and (iii) the emergence of low-cost natural gas shale developments. As of January 2023, natural gas demand in the United States is expected to average 86.74 billion cubic feet per day in 2023.
The regions in which we operate, including the Permian, Marcellus Shale / Utica Basins, Haynesville and Eagle Ford, among others, are expected to account for a majority of all new horizontal wells anticipated to be drilled through 2023. As of December 31, 2022, rigs in these basins accounted for approximately 70% of the total, and were up approximately 29% as compared to low total U.S. rig count noted on January 7, 2022.
The current U.S. administration has expressed support for alternative energy sources, reduction of greenhouse gas emissions, the use and dependence on fossil fuels, and efforts addressing climate change. There is also increased focus by our customers, investors and other stakeholders on climate change, sustainability, and energy transition matters. We have been transitioning to new technologies providing for dual fuel fleets capable of using natural gas, in furtherance of our low cost, low emissions commitment.
Operating Approach & Strategy
We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program and diesel substitution technologies (such as duel fuel capabilities and electric fleet), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. NexTier has been developing and building its digital program for some time, and we have now applied our digital platform to all of our operating fleets. We launched our Power Solutions business in 2021, which provides a natural gas treatment and delivery service that will power NexTier’s fleet with field gas or compressed natural gas. This addition seeks to address wellsites where there is not a reliable nearby gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. To address this situation, we developed an integrated natural gas treatment and delivery solution designed to provide gas sourcing, compression, transport, decompression, treatment, and distribution services for our fracing operations. This integrated strategy provides our customers with a streamlined approach to driving more sustainable, cost-effective operations at the wellsite. Additionally, as part of our wellsite integration strategy, in 2022, we acquired sand hauling, well storage, and last mile logistics assets from CIG Sellers and rebranded the entire last mile logistics operation as NexMile Logistics. The assets acquired were combined with the Company’s existing last mile logistics assets to create a leading player in the delivery and storage of proppant at the wellsite. We are committed to our Power Solutions, NexMile Logistics, and proppant management businesses and will look to further increase our investments in these services, in addition to the maintenance and investment in our core fracturing assets.
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

Our Reportable Segments
Prior to the divestiture of our well support services business in March 2020, our business was organized into three reportable segments. Additional information on this transaction can be found in Note (21) Business Segments. We are organized into two reportable segments, described below. This history impacts the comparability of our operational results from 2020 to 2021.
•Completion Services, which consists of the following businesses and services lines: (1) hydraulic fracturing services; (2) wireline and pumping services; and (3) completion support services, which includes our Power Solutions natural gas fueling business, our proppant last mile logistics and storage business, and our R&T department.
•Well Construction and Intervention Services, which consists of our cementing services.
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
Well Construction and Intervention Services
The core services provided through our Well Construction and Intervention Services segment were cementing and previously coiled tubing services. After the sale of our coiled tubing assets to Gladiator Energy LLC on August 1, 2022, all of the revenue for this segment is generated by our cementing business.
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

In our Well Construction and Intervention Services segment, we measure our asset utilization levels for our cementing business primarily by the total number of days that our asset base works on a monthly basis, based on the available working days per month. Prior to the sale on August 1, 2022, of our coiled tubing business, we measured certain asset utilization levels by the hour to better understand measures between daylight and 24-hour operations. Both the financial and operating performance of our coiled tubing and cement units can vary in revenue and profitability from job to job depending on the type of service to be performed and the equipment, personnel and consumables required for the job, as well as competitive factors and market conditions in the region in which the services are performed.
In our Well Support Services segment, prior to the 2020 divestiture of the segment, we measured asset utilization levels primarily by the number of hours our assets work on a monthly basis, based on the available working days per month.

RESULTS OF OPERATIONS
The following table sets forth our financial results for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
A comparison of our financial results for the year ended December 31, 2021 and for the year ended December 31, 2020 can be found in the "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 23, 2022.
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

	Year Ended December 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2022	2021	2022	2021	$	%
Completion Services	$3,091,220	$1,324,888	95%	93%	$1,766,332	133%
Well Construction and Intervention Services	153,602	98,553	5%	7%	55,049	56%
Revenue	3,244,822	1,423,441	100%	100%	1,821,381	128%
Completion Services	2,366,952	1,165,881	73%	82%	1,201,071	103%
Well Construction and Intervention Services	123,143	89,440	4%	6%	33,703	38%
Costs of services	2,490,095	1,255,321	77%	88%	1,234,774	98%
Depreciation and amortization	229,259	184,164	7%	13%	45,095	24%
Selling, general and administrative expenses	145,996	109,404	4%	8%	36,592	33%
Merger and integration	63,435	8,709	2%	1%	54,726	628%
Gain on disposal of assets	(16,616)	(28,898)	(1%)	(2%)	12,282	(43%)
Operating income (loss)	332,653	(105,259)	10%	(7%)	437,912	(416%)
Other income, net	15,258	12,131	0%	1%	3,127	26%
Interest expense, net	(28,382)	(24,609)	(1%)	(2%)	(3,773)	15%
Total other expenses	(13,124)	(12,478)	0%	(1%)	(646)	5%
Income tax expense	(4,560)	(1,686)	0%	0%	(2,874)	170%
Net income (loss)	$314,969	$(119,423)	10%	(8%)	$434,392	(364%)
Revenue.     Total revenue is comprised of revenue from our Completion Services and Well Construction and Intervention Services segments. Revenue in 2022 increased by $1.8 billion, or 128%, to $3.2 billion from $1.4 billion in 2021. This change in revenue by reportable segment is discussed below.
Completion Services:     Completion Services segment revenue increased by $1.8 billion, or 133%, to $3.1 billion in 2022 from $1.3 billion in 2021. The segment revenue increase is primarily attributable to a strong increase in the number of deployed hydraulic fracturing fleets, additional well-site integration and commodities, including our Power Solutions natural gas fueling services, increases in wireline and pumpdown services, and a full year of legacy Alamo equipment compared to four months in 2021 . Improved market conditions and higher global commodity prices drove increased customer activity across all basins, and we realized strong pricing recovery in all services lines.
Well Construction and Intervention:     Well Construction and Intervention Services segment revenue increased by $55.0 million, or 56%, to $153.6 million in 2022 from $98.6 million in 2021. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing and coil tubing services resulting from improved market conditions and higher global oil and gas commodity prices, offset by the reduction due to the sale of the coil tubing business in the third quarter of 2022.
Cost of services.    Cost of services in 2022 increased by $1.2 billion, or 98%, to $2.5 billion from $1.3 billion in 2021. The increase is primarily due to significantly increased activity and utilization, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.
Equipment Utilization.     Depreciation and amortization expense increased by $45.1 million, or 24%, to $229.3 million in 2022 from $184.2 million in 2021. The increase in depreciation and amortization is primarily due to additional equipment from the Alamo Acquisition in the third quarter of 2021, current year capital additions, and the CIG assets acquired in the third quarter of 2022. Gain on disposal of assets in 2022 decreased $12.3 million, to a gain of $16.6 million in 2022 compared to a gain of $28.9 million in 2021. This change was primarily driven by the Company’s higher levels of divesting in 2021 of diesel-powered frac equipment and other non-core assets to fund conversions of equipment to be powered by natural gas as compared to divestitures in 2022, which primarily consisted of the sale of our coiled tubing business in the third quarter of 2022.
Selling, general and administrative expense.     Selling, general and administrative (“SG&A”) expense, which represents costs associated with managing and supporting our operations, increased by $36.6 million, or 33%, to $146.0 million in 2022 from $109.4 million in 2021, primarily due to the $24.9 million accrual reduction in 2021 related to the settlement of a regulatory audit matter, combined with increased stock compensation in first quarter of 2022 and increased activity as a result of the Alamo Acquisition in the third quarter of 2021.
Merger and integration expense.     Merger and integration expense increased by $54.7 million, or 628%, to $63.4 million in 2022 from $8.7 million in 2021. The increase in merger and integration expense is primarily related to the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement.
 Other income, net.     Other income, net, in 2022 increased by $3.1 million, or 26%, to $15.3 million in 2022 from $12.1 million in 2021. This change was primarily due to the gain on the sale of our equity security investment of $2.1 million recognized in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
 Interest expense, net.     Interest expense, net of interest income, increased by $3.8 million, or 15%, to $28.4 million in 2022 from $24.6 million in 2021. This change was primarily attributable to an increase in the Company’s finance leases acquired as part of the Alamo Acquisition in the third quarter of 2021.
Effective tax rate.     Our effective tax rate on continuing operations in 2022 was 1.43% for $4.6 million of recorded income tax expense, as compared to (1.43)% for $1.7 million of income tax expense in 2021. For 2022, the difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, permanent differences and a change in valuation allowance. For 2021, the difference between the effective tax rate and the U.S. federal statutory rate is due to state taxes, foreign withholding taxes, permanent differences, and a change in valuation allowance. As of December 31, 2022, we continued to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. We continue to evaluate all available evidence to determine the likelihood of utilizing our net deferred tax assets. The remaining tax impact not offset by a valuation allowance is related to indefinite-lived assets.
Material Changes to our Consolidated Balance Sheet
The following table presents the major indicators of our financial condition and liquidity.

	(Thousands of Dollars)
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$218,476	$110,695
Total current assets, excluding cash and cash equivalents	507,539	397,014
Total current liabilities, excluding current maturities of long-term debt and leases	513,396	438,961
Current maturities of long-term debt	14,004	13,384
Long-term debt, net of deferred financing costs and debt discount, less current maturities	$347,425	$361,501
Cash and cash equivalents was $218.5 million as of December 31, 2022, an increase of $107.8 million, or 97%, compared to $110.7 million as of December 31, 2021. The increase in cash and cash equivalents during the year ended December 31, 2022, was primarily driven by the improved profitability with strong cash collections, discipline on capital allocation due to market conditions, and higher global commodity prices that have increased customer activity across all basins and have enabled strong pricing recovery in all services lines. This was offset by cash flows used in investing activities including the purchases of property and equipment and the CIG Acquisition and cash flows used in financing activities including the payments on our debt obligations, finance lease, and our share repurchase program.
Total current assets, excluding cash and cash equivalents, was $507.5 million as of December 31, 2022, an increase of $110.5 million, or 28%, compared to $397.0 million as of December 31, 2021. Total current liabilities, excluding current maturities of long-term debt and leases, was $513.4 million as of December 31, 2022, an increase of $74.4 million, or 17%, compared to $439.0 million as of December 31, 2021. The increase in both total current assets, excluding cash and cash equivalents, and total current liabilities, excluding current maturities of long-term debt and leases, was due to increases in customer receivables, higher levels of inventories, increases in accounts payables and accrued expenses, and the increase in the Alamo earnout.

Long-term debt, net of deferred financing costs and debt discount, less current maturities was $347.4 million as of December 31, 2022, a decrease of $14.1 million, or 4%, as compared to $361.5 million as of December 31, 2021. The decrease in debt, net of deferred financing costs and debt discount was primarily driven by the principal payments made throughout the period.
Fiscal 2023 Strategy
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
Fiscal 2023 Objectives
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

We are committed to continuing to manage our business in line with demand for our services and make adjustments as necessary to effectively respond to changes in market conditions, customer activity levels, pricing for our services and equipment, and utilization of our deployed equipment and personnel. We take a measured approach to asset deployment, balancing our view of current and expected customer activity levels with a focus on generating positive returns for our stockholders. Our priorities remain to drive revenue by maximizing deployed equipment utilization, to improve margins through cost controls, to protect and grow our market share by focusing on the quality, safety and efficiency of our service execution, lower emissions, and to ensure that we are strategically positioned to capitalize on constructive market dynamics. We foresee the macroeconomics setup in 2023 to be just as strong for our industry as it was in 2022 and that the demand for fracturing fleets will likely continue to exceed the supply available in the market. Even during this strong macroeconomic environment in our industry, our strategy remains to lead the industry in disciplined behavior and use our returns to reward our shareholders.
Completion Services
In our Completion Services segment, our strategy remains focused on continuing to meet our customers’ demands while increasing the integration with more of our wireline and pumpdown units, Power Solutions services, and last mile logistics with our deployed fracturing fleets. We are focused on increasing our dedicated fracturing fleet count with efficient customers that allow us to achieve high equipment utilization, which should result in improved financial performance. As part of this effort, we continuously evaluate new technologies with enhanced capabilities and greater operating efficiency to replace aging equipment within our fracturing fleet as it becomes obsolete or retired. We also expect the delivery of our first electric fleet in the first half of the year, which will increase our investments in diesel substitution technologies. Additionally, we plan to continue to fund high return growth project that will increase the penetration of our wellsite integration strategy, mostly through additional investments in Power Solutions services and last mile logistics.
Furthermore, as discussed in Item 1. Business and Item 7. MD&A Overview, as part of our lower emissions initiatives, we are focused on optimizing gas substitution across our fleet, enabled by digital capabilities like NexHub and MDT controls, and the continued development of our Power Solutions business. We believe that natural gas-powered technologies and digital assisted logistics will be a key method of transitioning to lower emissions operations, which strategy we anticipate will be a key driver of returns.
Well Construction and Intervention Services
In our cementing business, we remain focused on providing high-quality, timely service and deploying more of our assets with efficient customers in our focused basins. We will stay focused on controlling costs and improving market share with an efficient customer base that plan to maintain stable drilling rig counts and levels of activity in 2023, while spending the necessary capital to maintain our equipment in optimal conditions.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company’s ability to adjust its future cash flows to meet needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	Year Ended December 31,
	2022	2021
Cash	$218,476	$110,695
Debt, net of deferred financing costs and debt discount	$361,429	$374,885

	(Thousands of Dollars)
	Year Ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$454,391	$(50,787)
Net cash used in investing activities	$(186,234)	$(163,201)
Net cash (used in) provided by financing activities	$(161,494)	$48,286

Significant sources and uses of cash during the year ended December 31, 2022
Sources of cash:
•Operating activities:
•Net cash provided by operating activities for the year ended December 31, 2022 was $454.4 million. This was primarily driven by improved profitability with strong cash collections, discipline on capital allocation, improved market conditions, and higher global commodity prices, which drove increased customer activity across all basins, as well as realized strong pricing recovery in all services lines. Pricing improvements, coupled with operational efficiencies, and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation and led to overall costs increasing at a lower rate than revenue.
Uses of cash:
•Investing activities:
•Net cash used in investing activities for the year ended December 31, 2022 was $186.2 million. The activity consists primarily of purchases of property and equipment of $215.4 million, advances of deposit on equipment of $4.9 million, asset acquisition of $26.7 million, and implementation of software of $4.8 million, offset by proceeds from disposal of assets of $50.2 million and proceeds from insurance recoveries of $15.4 million.
•Financing activities:
•Net cash used in financing activities during the year ended December 31, 2022 was $161.5 million. The activity consists primarily of payments made related to repayment of the 2018 Term Loan Facility and the Equipment Loan of $14.7 million, repayment of our finance leases of $13.9 million, repayment of our financing liabilities of $7.6 million, repayment of the contingent consideration liability related to the Alamo Acquisition earnout of $6.3 million, repurchase and retirement of shares related to stock-based compensation of $7.5 million, and repurchase and retirement of shares related to share repurchase program of $111.4 million.
Significant sources and uses of cash during the year ended December 31, 2021
Sources of cash:
•Financing activities:
•Net cash provided by financing activities for the year ended December 31, 2021 was $48.3 million, which was an increase of $58.1 million compared to the year ended December 31, 2020. This change was primarily due to the $43.2 million the Company received through our 2021 Equipment Loans and $17.8 million from financing liabilities.

Uses of cash:
•Operating activities:
•Net cash used in operating activities during the year ended December 31, 2021 was $50.8 million, which resulted in a change of $119.7 million compared to the year ended December 31, 2020. The change is primarily due to an increase in commodity prices, additional maintenance expenses related to startup costs required for fleet re-deployments, and inflation.
•Investing activities:
•Net cash used in investing activities for the year ended December 31, 2021 was $163.2 million, which resulted in increase of $125.4 million compared to the year ended December 31, 2020. The change is primarily due to an increase in purchase of property plant and equipment, deposits on equipment and implementation of software of $64.3 million, a $156.1 million change related to acquisition of business and payment of consideration liability, partially offset by an increase of $37.8 million in proceeds from disposal of assets, $34.4 million in cash received from the WSS notes and $22.9 million in proceeds from insurance recoveries.
Future sources and use of cash
Our primary sources of liquidity have historically included, and we have funded our capital expenditures with, cash flows from operations, issuance of our common stock for acquisitions, and borrowings under debt facilities. Our ability to generate future cash flows is subject to a number of variables, many of which are outside of our control, including the drilling, completion and production activity by our customers, which is highly dependent on oil and gas prices. See Part II, “Overview” for additional discussion of certain factors that impact our results and the market challenges within our industry.
Our primary uses of cash are for operating costs, capital expenditures, including acquisitions, our shareholder return program, and debt service.
In 2023, we expect capital expenditures to be approximately $350.0 million. We expect a higher spend in the first half of the year and declining in the second half due to the expected delivery of our first electric fleet, the front loaded investments in wellsite integration services including Power Solutions and last mile logistics, as well as further investments to increase our capitalized component spare parts.
Debt service for the year ended December 31, 2023 is projected to be $54.5 million, of which $13.2 million is related to finance leases. We anticipate our debt service will be funded by cash flows from operations.
As of December 31, 2022, we had $138.6 million remaining in the $250.0 million share repurchase program announced on October 25, 2022, which the Company expects to fully execute by December 31, 2023.
Other factors affecting liquidity
Financial position in current market. As of December 31, 2022, we had $218.5 million of cash and a total of $415.3 million available under our 2019 ABL Facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our revolving credit facility will provide sufficient liquidity to cover our estimated short-term (i.e., the next 12 months) and long-term (i.e., beyond the next 12 months) funding needs, including for capital expenditures, debt service, working capital investments, and our shareholder return program.
Guarantee agreements. Under the 2019 ABL Facility $22.6 million of letters of credit were outstanding as of December 31, 2022.

Customer receivables. In line with industry practice, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. The majority of our trade receivables have payment terms of 30 to 60 days or less. In weak economic environments, we may experience increased delays and failures to pay our invoices due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations and consolidated financial condition. We currently believe that the current strong macroeconomic environment for our industry will continue through 2023 and that we will not experience increased delays or failures of customers’ payments.
Contractual Obligations
In the normal course of business, we enter into various contractual obligations that impact or could impact our liquidity. The table below contains our known contractual commitments as of December 31, 2022.

(Thousands of Dollars) Contractual obligations	Total	2023	2024-2025	2026-2027	2028+
Long-term debt, including current portion(1)	$364,865	$15,429	$349,436	$—	$—
Estimated interest payments(2)	52,694	22,734	29,960	—	—
Finance lease obligations(3)	33,025	20,770	12,255	—	—
Operating lease obligations(4)	22,487	6,811	7,715	3,985	3,976
Purchase commitments(5)	291,619	271,415	20,204	—	—
Legal contingency	374	374	—	—	—
	$765,064	$337,533	$419,570	$3,985	$3,976
(1)Long-term debt represents our obligations under our 2018 Term Loan Facility and Equipment Loan, exclusive of interest payments. In addition, these amounts exclude $3.4 million of unamortized debt discount and debt issuance costs associated with our 2018 Term Loan Facility and Equipment Loan.
(2)Estimated interest payments are based on debt balances outstanding as of December 31, 2022 and include interest related to the 2018 Term Loan Facility and the 2021 Equipment Loans. Interest rates used for variable rate debt are based on the prevailing current LIBOR. Pursuant to the Reference Rate Reform (Topic 848), the Company is currently working to transition from LIBOR to an alternate reference rate in 2023.
(3)Finance lease obligations primarily consist of obligations on our finance leases of light weight vehicles and frac equipment.
(4)Operating lease obligations are related to our real estate, rail cars, and light duty vehicles.
(5)Purchase commitments primarily relate to our agreements with vendors for sand purchases and deposits on equipment. The purchase commitments to sand suppliers represent our annual obligations to purchase a minimum amount of sand from vendors. If the minimum purchase requirement is not met, the shortfall at the end of the year is settled in cash or, in most cases, carried forward to the next year.

Principal Debt Agreements
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
Interest.        Pursuant to the terms of the 2019 ABL Facility, amounts outstanding under the 2019 ABL Facility bear interest at a rate per annum equal to, at Keane Group Holdings, LLC’s option, (a) the base rate, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 0.75%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 0.50% or (z) if the average excess availability is greater than or equal to 66%, 0.25%, or (b) the adjusted LIBOR rate for such interest period, plus an applicable margin equal to (x) if the average excess availability is less than 33%, 1.75%, (y) if the average excess availability is greater than or equal to 33% but less than 66%, 1.50% or (z) if the average excess availability is greater than or equal to 66%, 1.25%. Pursuant to the Reference Rate Reform (Topic 848), the Company is currently working to transition from LIBOR to an alternate reference rate in 2023.
Financial Covenants. The 2019 ABL Facility requires that, under certain circumstances, the consolidated fixed charge coverage ratio not be lower than 1.0:1.0 as of the last day of the most recently completed four consecutive fiscal quarters for which financial statements were required to have been delivered, including if excess availability (or liquidity if no loan or letter of credit, other than any letter of credit that has been cash collateralized, is outstanding) is less than the greater of (i) 10% of the loan cap and (ii) $30.0 million at any time. As of December 31, 2022, the Company was in compliance with all covenants and the circumstances that would require testing of the consolidated fixed charge coverage ratio had not occurred.
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
Structure. The 2018 Term Loan Facility provides for a term loan facility in an initial aggregate principal amount of $350.0 million (the loans incurred under the 2018 Term Loan Facility, the “2018 Term Loans”). As of December 31, 2022, there was $334.3 million principal amount of 2018 Term Loans outstanding. In addition, subject to certain customary conditions, the 2018 Term Loan Facility allows for additional incremental term loans to be incurred thereunder in an amount equal to the sum of (a) $200.0 million plus the aggregate principal amount of voluntary prepayments of 2018 Term Loans made on or prior to the date of determination (less amounts incurred in reliance on the capacity described in this subclause (a)), plus (b) an unlimited amount, subject to, (x) in the case of debt secured on a pari passu basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a first lien net leverage ratio being less than or equal to 2.00:1.00, (y) in the case of debt secured on a junior basis with the 2018 Term Loans, immediately after giving effect to the incurrence thereof, a secured net leverage ratio being less than or equal to 3.00:1.00 and (z) in the case of unsecured debt, immediately after giving effect to the incurrence thereof, a total net leverage ratio being less than or equal to 3.50:1.00.
Maturity. May 25, 2025 or, if earlier, the stated maturity date of any other term loans or term commitments.
Amortization. The 2018 Term Loans amortize in quarterly installments equal to 1.00% per annum of the aggregate principal amount of all initial term loans outstanding.
Interest. The 2018 Term Loans bear interest at a rate per annum equal to, at Keane Group’s option, (a) the base rate plus 2.75%, or (b) the adjusted LIBOR for such interest period (subject to a 1.00% floor) plus 3.75%, subject to, on and after the fiscal quarter ending September 30, 2018, a pricing grid with three 0.25% per annum step-ups and one 0.25% per annum step-down determined based on total net leverage for the relevant period. Following a payment event of default, the 2018 Term Loans bear interest at the rate otherwise applicable to such 2018 Term Loans at such time plus an additional 2.00% per annum during the continuance of such event of default. As of December 31, 2021, there was a $334.3 million principal amount of term loans outstanding (the "2018 Term Loans") at an interest rate of LIBOR plus an applicable margin, which is currently at 3.50%. The 2018 Term Loan Facility is subject to customary fees, guarantees of subsidiaries, events of default, restrictions and covenants, including certain restricted payments. As of December 31, 2022, the Company was in compliance with all covenants. Pursuant to the Reference Rate Reform (Topic 848), the Company is currently working to transition from LIBOR to an alternate reference rate in 2023.
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
Affirmative and Negative Covenants. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility). The 2018 Term Loan Facility does not contain any financial maintenance covenants. As of December 31, 2022, the Company was in compliance with all covenants.
Events of Default. The 2018 Term Loan Facility contains customary events of default (subject to exceptions, thresholds and grace periods as set forth in the definitive documentation for the 2018 Term Loan Facility).
Related Party Transactions
 Our board of directors has adopted a written policy and procedures (the “Related Party Policy”) for the review, approval and ratification of the related party transactions by the independent members of the audit and risk committee of our board of directors. For purposes of the Related Party Policy, a “Related Party Transaction” is (x) any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including the incurrence or issuance of any indebtedness or the guarantee of indebtedness) in which (1) the aggregate amount involved will or may be reasonably expected to exceed $120,000 in any fiscal year, (2) the Company or any of its subsidiaries is a participant, and (3) any Related Party (as defined below) has or will have a direct or indirect material interest, or (y) any transaction that would be required to be disclosed by the Company pursuant to Item 404(a) of Regulation S-K, as amended. All Related Party Transactions will be reviewed in accordance with the standards set forth in the Related Party Policy after full disclosure of the Related Party’s interests in the transaction.
 The Related Party Policy defines “Related Party” (x) as any person who is, or, at any time since the beginning of the Company’s last fiscal year for which the Company has filed an Annual Report on Form 10-K and proxy statement (if applicable), was (1) an executive officer, director or nominee for election as a director of the Company or any of its subsidiaries, (2) a person with greater than five percent (5%) beneficial interest of any class of the Company’s voting securities, (3) an Immediate Family Member (as defined below) of any of the individuals or entities identified in (1) or (2) of this paragraph, and (4) any firm, corporation or other entity in which any of the foregoing individuals or entities is employed or is a general partner or principal or in a similar position or in which such person or entity has a five percent (5%) or greater beneficial interest of any class of the Company’s voting securities, or (y) any “related person” as defined in Item 404(a) of Regulation S-K, as amended. The Related Party defines “Immediate Family Members” to include a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone residing in such person’s home, other than a tenant or employee.
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
Business combinations
We allocate the purchase price of businesses we acquire to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the fair value of the net identifiable assets acquired is recorded as goodwill. We use all available information to estimate fair values, including quoted market prices, the carrying value of acquired assets and assumed liabilities and valuation techniques such as discounted cash flows, multi-period excess earning or income-based-relief-from-royalty methods. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, identifiable intangible assets, as well as any contingent consideration or earn-out provisions that provide for additional consideration to be paid to the seller if certain future conditions are met. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our financial condition or results of operations. See Note (3) Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our completed acquisition during 2021.
Asset acquisitions
Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets and identifiable intangible assets. Goodwill is not recognized in an asset acquisition. See Note (3) Acquisitions of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion of our recently completed asset acquisition during 2022.
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
Valuation of long-lived assets, indefinite-lived assets and goodwill
We assess our long-lived assets, including definite-lived intangible assets and property and equipment, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. We assess our goodwill and indefinite-lived assets for impairment annually, as of October 31, or whenever events or circumstances indicate that the carrying amount of goodwill or the indefinite-lived assets may not be recoverable. If the carrying value of an asset exceeds its fair value, we record an impairment charge that reduces our earnings.
We perform our qualitative assessments of the likelihood of impairment by considering qualitative factors relevant to each of our reporting units or asset groups, such as macroeconomic, industry, market or any other factors that have a significant bearing on fair value, and current operations, financial results, and historical projections. The expected future cash flows used for determination of recoverability and related fair value calculations are based on subjective, judgmental assessments of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates. Many of these judgments are driven by crude oil prices. If the crude oil market declines and remains at low levels for a sustained period of time, we would expect to perform our impairment assessments more frequently and could record impairment charges.
See Note (2)(f) Long-Lived Assets with Definite Lives and (2)(h) Goodwill and Indefinite-Lived Intangible Assets of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on our impairment assessments of our long-lived assets, indefinite-lived assets and goodwill for the years ended December 31, 2022, 2021 and 2020.
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
The Inflation Reduction Act ("IRA") was signed into law on August 16, 2022. Among other provisions, the IRA includes a 15% corporate alternative minimum tax (“CAMT”) applied to corporations with adjusted financial statement income over $1B and a 1% excise tax on corporate stock repurchases made by publicly traded companies after December 31, 2022. The IRA includes various energy tax credit provisions as well. The Company will not be an applicable corporation for purposes of the CAMT in 2023, but will be subject to the 1% excise tax on any stock repurchases starting in 2023. The Company will continue to monitor the impact of the IRA on its financial statements.
See Note (17) Income Taxes of Part II, “Item 8. Financial Statements and Supplementary Data” for further discussion on income taxes for the years ended December 31, 2022, 2021 and 2020.
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
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted and those adopted during the current year, see Note (22) New Accounting Pronouncements of Part II, “Item 8. Financial Statements and Supplementary Data.”

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Exchange Rate Risk. Our operations are currently conducted predominantly within the U.S.; therefore, we had no significant exposure to foreign currency exchange rate risk during 2022.
Interest Rate Risk. As of December 31, 2022, we held variable-rate debt, the exposure to which we manage with our interest-rate-related derivative instruments. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan. As of December 31, 2022, we had no debt outstanding under our 2019 ABL Facility and $334.3 million aggregate principal amount outstanding under the 2018 Term Loan. The impact of a 1.0% increase in interest rates under the terms of the 2019 ABL Facility would have no impact on interest expense for the 2022 year, and a 1.0% increase in interest rates under the terms of the 2018 Term Loan would have a $3.4 million impact on interest expense for the 2022 year.
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
For further quantitative disclosure about our market risk related to our variable-rate debt, interest-rate-related derivative instrument and purchase commitments, see Part II, “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” for the discussion of contractual commitments and obligations as of December 31, 2022 and Part II, “Item 8. Financial Statements and Supplementary Data” in Note (2)(i) Derivative Instruments and Hedging Activities and Note (10) Derivatives.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of NexTier Oilfield Solutions Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of long-lived assets for impairment triggering events

As discussed in Note 2(f) to the consolidated financial statements, the Company evaluates property and equipment and definite-lived intangible assets (collectively, long-lived assets) annually or upon the occurrence of events or changes in circumstances, referred to as triggering events, that indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of a long-lived asset is not recoverable. As of December 31, 2022, the carrying value of property and equipment, net and definite-lived intangible assets, net was $679.5 million and $50.6 million, respectively.

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
February 16, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
NexTier Oilfield Solutions Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited NexTier Oilfield Solutions Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 16, 2023

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$218,476	$110,695
Trade and other accounts receivable, net	397,197	301,740
Inventories, net	66,395	38,094
Assets held for sale	—	1,555
Prepaid and other current assets	43,947	55,625
Total current assets	726,015	507,709
Operating lease right-of-use assets	18,659	21,767
Finance lease right-of-use assets	43,714	41,537
Property and equipment, net	679,513	620,865
Goodwill	192,780	192,780
Intangible assets, net	50,586	64,961
Other noncurrent assets	15,901	7,962
Total assets	$1,727,168	$1,457,581
Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$202,936	$190,963
Accrued expenses	281,715	213,923
Customer contract liabilities	19,377	23,729
Current maturities of long-term operating lease liabilities	6,083	7,452
Current maturities of long-term finance lease liabilities	19,855	11,906
Current maturities of long-term debt	14,004	13,384
Other current liabilities	9,368	10,346
Total current liabilities	553,338	471,703
Long-term operating lease liabilities, less current maturities	13,267	20,446
Long-term finance lease liabilities, less current maturities	11,925	26,873
Long-term debt, net of deferred financing costs and debt discount, less current maturities	347,425	361,501
Other noncurrent liabilities	11,294	30,041
Total noncurrent liabilities	383,911	438,861
Total liabilities	937,249	910,564

Stockholders’ equity
Common stock, par value $0.01 per share (500,000 shares authorized; 233,995 shares and 242,019 shares issued and outstanding, respectively)	2,340	2,420
Paid-in capital in excess of par value	1,007,492	1,094,020
Retained deficit	(226,195)	(541,164)
Accumulated other Comprehensive Income (Loss)	6,282	(8,259)
Total stockholders’ equity	789,919	547,017
Total liabilities and stockholders’ equity	$1,727,168	$1,457,581
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except for per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$3,244,822	$1,423,441	$1,202,581
Operating costs and expenses:
Cost of services (1)	2,490,095	1,255,321	1,032,574
Depreciation and amortization	229,259	184,164	302,051
Selling, general and administrative expenses	145,996	109,404	144,147
Merger and integration	63,435	8,709	32,539
Gain on disposal of assets	(16,616)	(28,898)	(14,461)
Impairment expense	—	—	37,008
Total operating costs and expenses	2,912,169	1,528,700	1,533,858
Operating income (loss)	332,653	(105,259)	(331,277)
Other expense:
Other income, net	15,258	12,131	6,516
Interest expense, net	(28,382)	(24,609)	(20,652)
Total other expenses	(13,124)	(12,478)	(14,136)
Income (loss) before income taxes	319,529	(117,737)	(345,413)
Income tax expense	(4,560)	(1,686)	(1,470)
Net income (loss)	314,969	(119,423)	(346,883)
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation adjustments	1,118	407	(241)
Hedging activities	12,067	1,703	(6,422)
Total Comprehensive Income (Loss)	$328,154	$(117,313)	$(353,546)

Net income (loss) per share:
Basic net income (loss) per share	$1.29	$(0.53)	$(1.62)
Diluted net income (loss) per share	$1.26	$(0.53)	$(1.62)

Weighted-average shares outstanding: basic	243,360	224,401	213,795
Weighted-average shares outstanding: diluted	249,346	224,401	213,795
(1)     Cost of services during the years ended December 31, 2022, 2021, and 2020 excludes depreciation of $212.6 million, $166.4 million, and $283.8 million, respectively. Depreciation related to cost of services is presented within depreciation and amortization separately.
See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Common Stock	Paid-in Capital in Excess of Par Value	Retained Deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2019	$2,124	$966,762	$(73,333)	$(8,781)	$886,772
Credit loss standard implementation	—	—	(1,525)	—	(1,525)
Stock-based compensation	27	25,799	—	—	25,826
Shares repurchased and retired related to stock-based compensation	(7)	(2,566)	—	—	(2,573)
Other Comprehensive Income (Loss)	—	—	—	(4,329)	(4,329)
Net loss	—	—	(346,883)	—	(346,883)
Balance as of December 31, 2020	$2,144	$989,995	$(421,741)	$(13,110)	$557,288
Stock-based compensation	19	24,658	—	—	24,677
Shares repurchased and retired related to stock-based compensation	(3)	(2,696)	—	—	(2,699)
Equity issued in connection with Alamo Acquisition	260	82,063	—	—	82,323
Other Comprehensive Income (Loss)	—	—	—	4,851	4,851
Net loss	—	—	(119,423)	—	(119,423)
Balance as of December 31, 2021	$2,420	$1,094,020	$(541,164)	$(8,259)	$547,017
Stock-based compensation	39	29,556	—	—	29,595
Shares repurchased and retired related to stock-based compensation	(9)	(7,491)	—	—	(7,500)
Equity issued in connection with CIG Acquisition	5	4,202	—	—	4,207
Shares repurchased and retired related to stock repurchase program	(115)	(112,795)	—	—	(112,910)
Other Comprehensive Income (Loss)	—	—	—	14,541	14,541
Net income	—	—	314,969	—	314,969
Balance as of December 31, 2022	$2,340	$1,007,492	$(226,195)	$6,282	$789,919

See accompanying notes to the consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$314,969	$(119,423)	$(346,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	229,259	184,164	302,051
Amortization of deferred financing fees	2,189	2,066	2,217
Gain on disposal of assets	(16,616)	(28,898)	(14,461)
Stock-based compensation	33,117	24,677	25,826
Unrealized gain (loss) on derivative recognized in other comprehensive income (loss)	—	1,703	(6,422)
(Gain) loss on financial instrument and derivatives, net	(6,388)	1,799	(2,815)
Gain on insurance proceeds recognized in other income	(8,564)	(10,409)	—
Loss on impairment of assets	—	—	37,008
Payment of contingent consideration	(27,014)	—	—
Changes in operating assets and liabilities
(Increase) decrease in trade and other accounts receivable, net	(95,477)	(128,535)	183,083
(Increase) decrease in inventories	(36,253)	(9,978)	19,167
Decrease (increase) in prepaid and other current assets	23,769	(10,894)	5,160
(Increase) decrease in other assets	(8,962)	24,807	25,306
(Decrease) increase in accounts payable	(34,260)	18,693	(61,658)
(Decrease) increase in customer contract liabilities	(4,352)	(6,537)	206
Increase (decrease) in accrued expenses	99,667	34,860	(84,129)
Decrease in other liabilities	(10,693)	(28,882)	(14,771)
Net cash provided by (used in) operating activities	454,391	(50,787)	68,885
Cash flows from investing activities
Asset and business acquisitions	(26,694)	(95,082)	53,666
Purchase of property and equipment	(215,418)	(184,496)	(113,506)
Advances of deposit on equipment	(4,854)	(961)	(1,908)
Implementation of software	(4,846)	(3,021)	(8,813)
Proceeds from disposal of assets	50,227	70,432	32,659
Proceeds from insurance recoveries	15,351	22,947	58
Proceeds from settlement of WSS Notes and make-whole derivative	—	34,350	—
Payment of consideration liability	—	(7,370)	—
Net cash used in investing activities	(186,234)	(163,201)	(37,844)
Cash flows from financing activities:
Proceeds from the asset-based revolver and equipment loan	—	43,329	175,000

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

Payments on the asset-based revolver, term loan facilities, and equipment loan	(14,738)	(4,976)	(178,500)
Payments on finance leases	(13,872)	(4,155)	(3,752)
Payment of debt issuance costs	(110)	(277)	—
Payment of contingent consideration	(6,343)	—	—
Shares repurchased and retired related to share repurchase program	(111,365)	—	—
Shares repurchased and retired related to stock-based compensation	(7,500)	(2,699)	(2,573)
Proceeds from financing liabilities	—	17,759	—
Payments for financing liabilities	(7,566)	(695)	—
Net cash (used in) provided by financing activities	(161,494)	48,286	(9,825)
Non-cash effect of foreign translation adjustments	1,118	407	(241)
Net increase (decrease) in cash, cash equivalents and restricted cash	107,781	(165,295)	20,975
Cash, cash equivalents and restricted cash, beginning	110,695	275,990	255,015
Cash, cash equivalents and restricted cash, ending	$218,476	$110,695	$275,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$26,332	$23,242	$21,114
Income taxes	1,716	217	1,206

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(46,268)	$(71,897)	$(13,812)
Non-cash additions to equity security investment	—	—	5,263
Non-cash additions to finance right-of use assets	7,115	42,592	—
Non-cash additions to finance lease liabilities, including current maturities	(6,874)	(42,592)	—
Non-cash additions to operating right-of-use assets	8,088	9,047	9,057
Non-cash additions to operating lease liabilities, including current maturities	(8,004)	(7,416)	(8,898)

500,000 shares of NexTier common stock issued for CIG Acquisition	$(4,207)	$—	$—
26,000,000 shares of NexTier common stock issued in exchange for Alamo ownership	—	(82,323)	—
Total contingent consideration	—	(45,944)	—
Non contingent consideration	—	(7,370)	—
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
The Company’s accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires the Company to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from the Company’s estimates. Significant items subject to such estimates and assumptions include the useful lives of property and equipment and intangible assets; acquisition accounting; contingent liabilities; the valuation of property and equipment and intangible assets; income taxes; stock-based incentive plan awards; and derivatives.
Management believes the consolidated financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2022 and 2021 and the results of its operations and cash flows for the years ended December 31, 2022, 2021 and 2020. Such adjustments are of a normal recurring nature.
On March 9, 2020, the Company completed the divestiture of its Well Support Services Segment (“WSS Sale”). For more details regarding the WSS Sale, refer to Note (21) Business Segments.
On August 31, 2021, the Company completed its acquisition (“Alamo Acquisition”) of Alamo Pressure Pumping, LLC and its wholly owned subsidiaries (“Alamo”). Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate Alamo’s operations, aligning accounting processes and procedures, integrating its enterprise resource planning system with those of the Company, and any Earnout Payments. All of these costs are recorded within merger and integration costs on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For more details regarding the Alamo Acquisition, refer to Note (3) Acquisitions.
On August 1, 2022, the Company completed the sale of its coiled tubing assets to Gladiator Energy LLC (“Gladiator”). For more details regarding sale of the coiled tubing assets, refer to Note (21) Business Segments.
The consolidated financial statements for the period from January 1, 2020 to August 31, 2021 reflect only the historical results of the Company prior to the completion of the Alamo Acquisition.
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
Refer to Note (3) Acquisitions for discussion of the acquisitions completed in 2022 and 2021.
(b) Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash is invested in overnight interest-bearing demand deposit accounts with no set terms.
Net cash received from certain dispositions or casualty events of more than $25.0 million per single transaction or $50.0 million per series of related transactions, under the 2018 Term Loan Facility (as defined herein), and of more than $50.0 million, under the 2019 ABL Facility (as defined herein), is not considered to be restricted as long as the Company, at management’s discretion, reinvests any part of such proceeds in assets (other than current assets) to be used for its business (in the case of the 2018 Term Loan Facility) and for replacing or repairing the assets in respect of which such proceeds were received (in the case of the 2019 ABL Facility), in each case within 12 months from the receipt date of such proceeds. Otherwise, the proceeds are required to be applied as a prepayment of the 2018 Term Loan Facility or any outstanding commitments under the 2019 ABL Facility. The Company did not have any qualifying asset sale proceeds or insurance proceeds that exceeded the dollar thresholds described above for the years ended December 31, 2022 and 2021.
(c) Trade Accounts Receivable
Trade accounts receivable are generally recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company evaluates its accounts receivable through a continuous process of assessing its portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of customers. Based on our review of these factors, we establish or adjust allowances for specific customers. Trade accounts receivable were $398.6 million and $303.6 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had an allowance for credit losses of $1.4 million and $1.9 million, respectively.
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
(e) Revenue Recognition

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Revenues are accounted for in accordance with Accounting Standards Codification 606 “Revenue from Contracts with Customers” (“ASC 606”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.
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
Remaining Performance Obligations
The Company invoices its customers for the services provided at contractual rates multiplied by the applicable unit of measurement, including volume of consumables used and hours incurred. In accordance with ASC 606, the Company has elected the “Right to Invoice” practical expedient for all contracts, which allows the Company to invoice its customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date. With this election, the Company is not required to disclose information about the variable consideration related to its remaining performance obligations. The Company has also elected the practical expedient to expense immediately mobilization costs, as the amortization period would always be less than one year. The Company has identified one contract with a remaining term of more than one year, for which the Company had approximately $19.4 million of unsatisfied performance obligations as of December 31, 2022, which will be recognized as services are performed over the remaining contractual terms.
The Company’s obligations for refunds as well as the warranties and related obligations stated in its contracts with its customers are standard to the industry and are related to the correction of any defectiveness in the execution of its performance obligations.
Contract Balances
In line with industry practice, the Company bills its customers for its services in arrears, typically when the stage or well is completed or at month-end. The majority of the Company’s jobs are completed in less than 30 days. Furthermore, it is currently not standard practice for the Company to execute contracts with prepayment features. As of December 31, 2022, the Company’s customer contract liability balance is related to the post close service agreement as a result of the Alamo Acquisition. Payment terms after invoicing are typically 30 to 60 days or less.
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
Prior to the sale of the coiled tubing assets on August 1, 2022, the Company provided a range of coiled tubing services used for fracturing plug drill-out during completion operations and for well workover and maintenance, primarily on a spot market basis. Jobs for these services were typically short-term in nature, lasting anywhere from a few hours to multiple days. Revenue was recognized upon completion of each day’s work based upon a completed field ticket. The field ticket included charges for the services performed and the consumables used during the course of service. The field ticket may have also included charges for the mobilization and set-up of equipment, the personnel on the job, any additional equipment used on the job, and other miscellaneous consumables. The Company typically would charge the customer for the services performed and resources provided on an hourly basis at agreed-upon spot market rates or pursuant to pricing agreements.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Disaggregation of Revenue
Revenue activities during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31, 2022
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$441,168	$29,464	$—	$470,632
Central	590,444	—	—	590,444
West Texas	1,881,561	118,726	—	2,000,287
West	168,153	5,412	—	173,565
International	9,894	—	—	9,894
	$3,091,220	$153,602	$—	$3,244,822

	Year Ended December 31, 2021
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$248,652	$21,881	$—	$270,533
Central	263,427	—	—	263,427
West Texas	680,716	72,565	—	753,281
West	95,072	4,107	—	99,179
International	37,021	—	—	37,021
	$1,324,888	$98,553	$—	$1,423,441

	Year Ended December 31, 2020
	Completion Services	WC&I	Well Support Services	Total
	(In thousands)
Geography
Northeast	$270,612	$21,290	$—	$291,902
Central	131,833	7,478	—	139,311
West Texas	477,758	58,111	8,373	544,242
West	122,970	11,459	49,556	183,985
International	43,141	—	—	43,141
	$1,046,314	$98,338	$57,929	$1,202,581

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
In the first quarter of 2021, the Company reassessed the estimated useful lives of select machinery and equipment, concluding that due to a decrease in service intensity for select machinery and equipment driven by operational parameters required to maximize natural gas substitution and longer major component lives attributable to equipment health monitoring and predictive maintenance from our proprietary digital NexHub platform and data science efforts, the useful lives of select machinery and equipment should be increased by 1-2 years depending on the specific asset class. In accordance with ASC 250, “Accounting Changes and Error Corrections” the change in the estimated useful lives of the Company’s property and equipment was accounted for as a change in accounting estimate, on a prospective basis, effective January 1, 2021. This change resulted in a decrease in depreciation expense and decrease in net income (loss) during the twelve months ended December 31, 2021 of $30.6 million, in the consolidated statement of operations and comprehensive income (loss).
Amortization on definite-lived intangible assets is calculated on the straight-line method over the estimated useful lives of the assets, which range from 2 to 15 years.
Property and equipment and definite-lived intangible assets (“Long-lived Assets”) are evaluated annually or upon the occurrence of events or changes in circumstances, referred to as triggering events, that indicate the carrying value of a Long-lived Asset may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of a Long-lived Asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be primarily at the service line level. The Company's asset groups consist of fracturing services, wireline, research and technology, cementing, and coiled tubing, except for an entity level asset group for Long-lived Assets that do not have identifiable independent cash flows. Estimates of undiscounted future net cash flows of assets groups are projected based on estimates of projected revenue growth, unit count, utilization, pricing, gross profit rates, SG&A rates, working capital fluctuations and capital expenditures. Forecasted cash flows take into account known market conditions as of the assessment date, and management’s anticipated business outlook. A terminal period is used to reflect an estimate of stable, perpetual growth. If the estimated undiscounted future net cash flows for a given asset group is less than the carrying amount of the asset groups, an impairment loss is determined by comparing the estimated fair value with the carrying value of the related asset groups. The impairment loss is then allocated across the asset group's major classifications.
The Company did not recognize any impairment charges related to the Company’s Long-Lived assets for the years ended December 31, 2022, 2021, or 2020.

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
(h) Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the estimated fair value of the identifiable assets acquired and liabilities assumed by the Company. For the purposes of goodwill impairment assessment, the Company evaluates goodwill for impairment annually, as of October 31, or more often as facts and circumstances warrant. When performing the impairment assessment, the Company evaluates factors, such as unexpected adverse economic conditions, competition and market changes. Goodwill is allocated across the Company’s Completions Services and Well Construction and Intervention.
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
As a result, the Company recognized $32.6 million in goodwill impairment expense during 2020, of which $32.2 million related to the Completions Service reporting unit and $0.4 million representing the entire goodwill balance for the Well Construction and Intervention reporting unit. No goodwill impairment expense was recognized during the years ended December 31, 2022 and 2021. See Note (5) Goodwill.
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
Notes to the Consolidated Financial Statements
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
For additional information, see Note (12) Stock-Based Compensation.
(l) Taxes
A provision for U.S. federal income tax has been provided in the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.
As a result of the C&J Merger, the Company had foreign subsidiaries as of December 2020 in Canada, The Netherlands, Luxembourg and Ecuador. With the exception of the Canadian subsidiary, all other subsidiaries are dormant and had no active operations as of December 31, 2022 and 2021.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
See Note (17) Income Taxes for a detailed discussion of the Company’s taxes and activities thereof during the years ended December 31, 2022, 2021 and 2020.
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
(n) Leases
In accordance with Accounting Standards Codification 842 “Leases” (“ASC 842”), the Company considers any contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration to be a lease. The Company determines whether the contract into which it has entered is a lease at the lease commencement date. Rental arrangements with term lengths of one month or less are expensed as incurred, but not recognized as qualifying leases.
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
For finance leases, the Company amortizes the right-of-use asset on a straight-line basis over the earlier of the useful life of the right-of-use asset or the end of the lease term, and records this amortization in rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). However, if the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset, the Company amortizes the right-of-of use asset to the end of the life of the underlying asset. The Company adjusts the lease liability to reflect lease payments made during the period and interest incurred on the lease liability using the effective interest method. The incurred interest expense is recorded in interest expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).
For operating leases, the Company recognizes one single lease cost, comprised of the lease payments and amortization of any associated initial direct costs, within rent expense on the Consolidated Statements of Operations and Comprehensive Income (Loss). Variable lease costs not included in the determination of the lease liability at the commencement of a lease are recognized in the period when the specified target that triggers the variable lease payments becomes probable.
In accordance with ASC 842, the Company has made the following elections for its lease accounting:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
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
For additional information, see Note (16) Leases.
(o) Research and development costs
Research and development costs are expensed as incurred as general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Research and development costs incurred directly by the Company were $3.6 million, $5.0 million and $4.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3) Acquisitions
(a) Asset Acquisition from Continental Intermodal Group LP
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
The CIG Acquisition was completed for a purchase price of $31.3 million. At the time of close, the Company paid a total of $32.1 million, which included: (i) approximately $27.9 million in cash paid at closing to the CIG Sellers plus (ii) 500,000 shares of common stock. The $32.1 million transferred to CIG at the time of close included a deposit of $0.8 million for a transition services agreement for costs of services to be provided during the transition period. Accordingly, the purchase price of $31.3 million does not include the deposit of $0.8 million. The Company accounted for this acquisition as an asset acquisition pursuant to ASC 805. The purchase price of the acquisition was allocated amongst the acquired assets as the fair value of the acquired machinery and equipment assets represented substantially all of the fair value of the gross assets acquired. Additionally, the Company established a right of use asset and an operating lease liability of $0.9 million for the assumed lease liability. The Company incurred $0.9 million in transaction and integration costs related to the CIG Acquisition, which are presented in Merger and integration in the Consolidated Statements of Operations and Comprehensive Income (Loss).
(b) Alamo Acquisition
On August 31, 2021 (the “Alamo Acquisition Date”), the Company completed the Alamo Acquisition in accordance with the terms of the Purchase Agreement, dated as of August 4, 2021 (the “Purchase Agreement”), by and among the Company, NexTier Completion Solutions Inc., Alamo Frac Holdings, LLC, Alamo and the Owner Group identified therein. The Company acquired 100% of Alamo.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company’s common stock valued at $82.3 million, post-closing services valued at $30 million, an estimated $15.9 million of contingent consideration, $7.4 million of non-contingent consideration, and a net working capital settlement of $0.5 million that was finalized in the fourth quarter of 2021 and was paid to the Company in the first quarter of 2022. The contingent consideration included the Tier II Upgrade Payment, and the Earnout Payments, which were contingent upon the achievement of certain performance targets, as described in the Purchase Agreement. The earnout period ended in the fourth quarter of 2022, the performance targets were achieved, and the Company has agreed with Alamo Frac Holdings, LLC and the Owner Group to cumulative Earnout Payments of $73.8 million, of which $33.4 million has been paid as of December 31, 2022. The Company expects to pay the additional $40.4 million in 2023. The total increase in fair value of the Earnout Payments was $62.0 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Total Purchase Consideration:
Final Purchase Price Allocation
(Thousands of Dollars)
Cash consideration(1)	$100,000
Equity consideration	82,323
Post close services	30,000
Contingent consideration	15,944
Non contingent consideration	7,370
Net working capital adjustment	(482)
Total purchase consideration	$235,155

Cash	$7,419
Trade and accounts receivable	50,619
Inventories	1,726
Prepaid and other current assets	19,654
Assets held for sale	3,282
Property and equipment	113,889
Intangible assets	27,113
Finance lease right-of-use assets	35,345
Other noncurrent assets	1,676
Total identifiable assets acquired	260,723
Accounts payable	39,101
Accrued expenses	38,000
Current maturities of long-term finance lease liabilities	10,125
Long-term finance lease liabilities	25,220
Non-current liabilities	971
Total liabilities assumed	113,417
Goodwill	87,849
Total purchase consideration	$235,155
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
The Company recognized $19.0 million in indemnification assets related to an ongoing sales and use tax audit and other indemnified liabilities under the Alamo Acquisition Purchase Agreement. During the year ended December 31, 2022, the Company obtained additional information that resulted in a reduction of the Company's accrual and offsetting indemnification receivable related to the sales and use tax audit by $2.9 million.
The following transactions were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees. Integration costs consist of expenses incurred to integrate Alamo’s operations with that of the Company, including retention bonuses and severance payments. The expenses for all these transactions were expensed as incurred and are presented in Merger and integration in the Consolidated Statements of Operations and Comprehensive Income (Loss).

	(Thousands of Dollars)
Transaction Type	Year Ended December 31, 2022	Year Ended December 31, 2021
Merger	$62,009	$5,592
Integration	401	3,117
Total merger and integration costs	$62,410	$8,709
The following combined pro forma information assumes the Alamo Acquisition occurred on January 1, 2020. The pro forma information presented below is for illustrative purposes only and does not reflect future events that occurred after December 31, 2021 or any operating efficiencies or inefficiencies that resulted from the Alamo Acquisition. The information is not necessarily indicative of results that would have been achieved had the company controlled Alamo during the period presented. Pro forma adjustments related to the elimination of historical interest expense for debt paid off as part of the Alamo Acquisition were $2.7 million and $6.9 million for the years ended December 31, 2021 and 2020, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	(unaudited, amounts in Thousands of Dollars)
	Year Ended December 31
	2021	2020
Revenue	$1,633,866	$1,451,342
Net loss	(105,400)	(331,283)

Net loss per share (basic)	(0.44)	(1.38)
Net loss per share (diluted)	(0.44)	(1.38)
The Company’s condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021 includes revenue of $172.1 million and net income of $20.0 million from the Alamo operations.
(4) Intangible Assets
The definite-lived intangible assets balance in the Company’s consolidated balance sheets represents the fair value measurement upon initial recognition, net of amortization, as applicable, related to the following:

	(Thousands of Dollars)
	December 31, 2022
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$90,627	$(51,646)	$38,981
Non-compete agreements	2,377	(1,294)	1,083
Trademarks	2,409	(2,142)	267
Technology	37,216	(26,961)	10,255
Total	$132,629	$(82,043)	$50,586

	(Thousands of Dollars)
	December 31, 2021
	Gross Carrying Amounts	Accumulated Amortization	Net Carrying Amount
Customer contracts	$90,627	$(44,063)	$46,564
Non-compete agreements	2,377	(611)	1,766
Trademarks	2,409	(157)	2,252
Technology	32,226	(17,847)	14,379
Total	$127,639	$(62,678)	$64,961
Amortization expense related to the intangible assets for the years ended December 31, 2022, 2021 and 2020 was $20.2 million, $16.4 million and $12.6 million, respectively.
Amortization for the Company’s definite-lived intangible assets, excluding in-process software, over the next five years, is as follows:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

Year-end December 31,	(Thousands of Dollars)
2023	$(13,549)
2024	(11,000)
2025	(8,879)
2026	(5,633)
2027	(4,656)

(5) Goodwill
Goodwill is allocated across two reporting units: Completion Services and Well Construction and Intervention Services reporting units. At the reporting unit level, the Company tests goodwill for impairment on an annual basis as of October 31 of each year, or when events or changes in circumstances, referred to as triggering events, indicate the carrying value of goodwill may not be recoverable and that a potential impairment exists.
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
During the Company’s annual testing as of October 31, 2022 and 2021, it was determined that there were no events that would indicate the carrying value of goodwill may not be recoverable or that a potential impairment exists.
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 were as follows:

(Thousands of Dollars)
Goodwill as of December 31, 2020	$104,198
Completions Acquisition	733
Alamo Acquisition	87,849
Goodwill as of December 31, 2021	$192,780
There were no changes in the carrying amount of goodwill for the year ended December 31, 2022. For additional information, see Note (3) (Acquisitions) and Note (21) (Business Segments).
(6) Inventories, net
Inventories, net, consisted of the following at December 31, 2022 and December 31, 2021:

	(Thousands of Dollars)
	December 31, 2022	December 31, 2021
Sand, including freight	$15,901	$9,674
Chemicals and consumables	6,854	4,204
Materials and supplies	43,640	24,216
Total inventory, net	$66,395	$38,094

Inventories are reported net of obsolescence reserves of $3.4 million and $6.3 million as of December 31, 2022 and 2021, respectively. The Company recognized no obsolescence expense during the year ended December 31, 2022. The Company recognized $1.9 million and $2.6 million of obsolescence expense during the years ended December 31, 2021 and 2020, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(7) Property and Equipment, net
Property and Equipment, net consisted of the following at December 31, 2022 and December 31, 2021:

	(Thousands of Dollars)
	December 31, 2022	December 31, 2021
Land	$13,699	$13,317
Building and leasehold improvements	76,202	75,892
Office furniture, fixtures and equipment	12,716	11,846
Machinery and equipment	1,555,877	1,424,317
	1,658,494	1,525,372
Less accumulated depreciation	(1,002,684)	(951,170)
Construction in progress	23,703	46,663
Total property and equipment, net	$679,513	$620,865
Casualty Loss
During the third quarter of 2022, one of the Company’s hydraulic frac fleets operating in the Permian Basin was involved in an accidental fire, which resulted in a loss of fracturing equipment; no parties were injured as a result of this incident. As of December 31, 2022, the Company received a total of $15.4 million in insurance proceeds offsetting the $6.8 million loss recognized related to the damaged equipment and the costs to remove the equipment. The resulting gain of $8.6 million was recognized in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
On May 9, 2021, one of the Company’s hydraulic fleets operating in the Permian Basin was involved in an accidental fire, which resulted in a complete loss of the equipment; no parties were injured as a result of this incident. During the year ended December 31, 2021 the Company recognized a total of $22.9 million in insurance proceeds, partially offset by the $12.5 million loss recognized on the damaged equipment and costs to remove the equipment. The resulting $10.4 million gain was recognized in other income (expense), net in the consolidated Statements of Operations and Comprehensive Income (Loss).

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(8) Long-Term Debt
Long-term debt at December 31, 2022 and December 31, 2021 consisted of the following:

	(Thousands of Dollars)
	December 31, 2022	December 31, 2021
2018 Term Loan Facility	$334,250	$337,750
2021 Equipment Loans	30,342	41,321
Other long-term debt	273	533
Less: Unamortized debt discount and debt issuance costs	(3,436)	(4,719)
Total debt, net of unamortized debt discount and debt issuance costs	361,429	374,885
Less: Current portion	(14,004)	(13,384)
Long-term debt, net of unamortized debt discount and debt issuance costs	$347,425	$361,501
Below is a summary of the Company’s credit facilities outstanding as of December 31, 2022:

	(Thousands of Dollars)
	2021 Equipment Loans	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$30,342	$—	$334,250
Letters of credit issued	$—	$22,550	$—
Available borrowing base commitment	n/a	$415,273	n/a
Interest Rate(1)	5.25%	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor
Maturities of the 2018 Term Loan Facility, the 2021 Equipment Loans, and the other long-term debt for the next five years are presented below:

Year-end December 31,	(Thousands of Dollars)
2023	$15,429
2024	15,790
2025	333,646
2026	—
2027	—
$364,865
Deferred Charges and Other Costs
Deferred charges include deferred financing costs and debt discounts or debt premiums. Deferred charges related to the 2019 ABL Facility (defined below) are capitalized. Deferred charges related to the 2018 Term Loan Facility (defined below) and the 2021 Equipment Loans (defined below) are netted against the carrying amount of term debt. Deferred charges are amortized to interest expense using the effective interest method. Interest expense related to the deferred financing costs for the years ended December 31, 2022, 2021 and 2020 was $2.2 million, $2.1 million, and $2.2 million, respectively.

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
ABL Revolving Credit Facility
On October 31, 2019, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (“2019 ABL Facility”), modifying the Company’s pre-existing asset-based revolving credit facility (“2017 ABL Facility”). Deferred charges associated with the 2019 ABL Facility were capitalized and totaled $1.2 million. In connection with the modification of the 2017 ABL Facility, the Company wrote off $0.5 million of deferred financing costs. The remaining deferred financing costs related to the 2017 ABL Facility will be amortized over the life of the 2019 ABL Facility. Unamortized deferred charges associated with the 2019 and 2017 ABL Facilities were $1.5 million and $2.3 million as of December 31, 2022 and 2021, respectively, and are recorded in other noncurrent assets on the consolidated balance sheets. During the first quarter of 2020, the Company provided notice to the lenders to borrow a total of $175 million under the 2019 ABL Facility. The interest rates for the $150.0 million LIBOR borrowing and $25.0 million Base Rate borrowing were 2.125% and 3.75%, respectively as of the borrowing dates. During the second quarter of 2020, the Company repaid the $150.0 million LIBOR borrowing and the $25.0 million Base Rate borrowing and did not incur any penalties.
Term Loan Facility
On May 25, 2018, the Company entered into a term loan facility (the “2018 Term Loan Facility”), the proceeds of which were used to repay the Company’s pre-existing term loan facility (the “2017 Term Loan Facility”). No prepayment penalties were incurred in connection with the Company’s early debt extinguishment of its 2017 Term Loan Facility. Deferred charges associated with the 2017 Term Loan Facility that were expensed upon repayment of the 2017 Term Loan Facility totaled $7.6 million. Deferred charges associated with the 2018 Term Loan Facility that were netted against the carrying amount of the term debt totaled $9.0 million. Unamortized deferred charges associated with the 2018 Term Loan Facility were $3.2 million and $4.5 million as of December 31, 2022 and 2021, respectively, and are recorded in long-term debt, net of deferred financing costs and debt discount, less current maturities on the consolidated balance sheets.
(9) Significant Risks and Uncertainties
Subsequent to the sale of the Well Support Services segment in the first quarter of 2020, the Company operates in two reportable segments: Completion Services and Well Construction and Intervention, with significant concentration in the Completion Services segment. During the years ended December 31, 2022, 2021 and 2020, sales to Completion Services customers represented 95%, 93% and 87% of the Company’s consolidated revenue, respectively.
The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices.
From the end of the fourth quarter of 2019 through mid-August 2020, the U.S. active rig count decreased by 70%, from 805 to 244 rigs before recovering to 351 rigs by the end of 2020. In 2021, the U.S. active rig count recovery continued, increasing 67% from 351 rigs at the end of 2020 to 586 rigs by the end of 2021. During 2022, activity growth continued, with the rig count growing another 33% during the year to close 2022 at 779 active rigs.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. For the year ended December 31, 2022, one customer individually represented approximately 10% of the Company’s consolidated revenue. This customer represented $311.8 million of our consolidated revenue in the Completions Services revenue. For the year ended December 31, 2021, one customer individually represented approximately 14% of the Company’s consolidated revenue. This customer represented $193.4 million of our consolidated revenue in the Completions Services segment. For the year ended December 31, 2020, two customers individually represented more than 10% of the Company’s consolidated revenue. These two customers represented $188.6 million or 16% and $160.5 million or 13%, respectively, of our consolidated revenue in the Completions Services segment.
For the year ended December 31, 2022, there were no suppliers that individually represented more than 5% of the Company’s overall purchases. For the year ended December 31, 2021, one supplier individually represented approximately 5% of the Company’s overall purchases, and was primarily incurred within the Completion Services segment.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
    The following tables present the fair value of the Company’s derivative instruments on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivatives designated as hedging instruments	Derivatives not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of December 31, 2022:
Other current asset	$3,870	$—	$3,870	$—	$3,870
Other noncurrent asset	2,816	—	2,816	—	2,816
As of December 31, 2021:
Other current liability	$(2,787)	$—	$(2,787)	$—	$(2,787)
Other noncurrent liability	(3,747)	—	(3,747)	—	(3,747)

(1)    Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2)    There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.

The following table presents gains and losses for the Company’s interest rate derivatives designated as cash flow hedges (in thousands of dollars):

	Year Ended December 31,
	2022	2021	2020	Location
Amount of gain (loss) recognized in other comprehensive income (loss) on derivative	$12,067	$1,703	$(6,422)	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings	(1,356)	(2,741)	(2,334)	Interest Expense
The gain (loss) recognized in other comprehensive income (loss) for the derivative instrument is presented within the hedging activities line item in the consolidated statements of operations and comprehensive income (loss).
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2022, $3.2 million of net gains will be reclassified from accumulated other comprehensive income (loss) into earnings within the next 12 months.
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

(11) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, and long-term debt. As of December 31, 2022, and 2021, the carrying values of the Company’s financial instruments, included in its consolidated balance sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2022, the Company had one financial instrument measured at fair value on a recurring basis which is its interest rate derivative (see Note (10) Derivatives above). Additionally, during the year ended December 31, 2022, the Company held an equity security investment composed primarily of common equity shares and warrants in a publicly traded company, in addition to an immaterial balance related to contingent value rights ("CVRs"). As of December 31, 2022, the Company sold all of its common equity shares and warrants and its investment in the CVRs has matured and no longer holds any value. During the year ended December 31, 2022, the Company also measured the fair value of the Earnout Payments originating from the Alamo Acquisition on a recurring basis. The earnout period ended in the fourth quarter of 2022, the performance targets were achieved, and the Company has agreed with Alamo and the Owner Group to cumulative Earnout Payments of $73.8 million.
The financial instruments are presented in the consolidated balance sheets; the interest rate derivative is presented within other current assets and other noncurrent assets, the equity security investment was presented within other current assets, and the Earnout Payments are presented within accrued expenses. As of December 31, 2021, the Company had three financial instruments measured at fair value on a recurring basis, which was its interest rate derivative, the equity security investment, and the Earnout Payments.
The fair market value of the derivative financial instruments reflected on the consolidated balance sheets as of December 31, 2022, and 2021 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instruments, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The fair value of the equity security investment was measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the equity security investment were recognized in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company sold all of its investment with a book value of $10.3 million during the year ended December 31, 2022 for $12.4 million, which resulted in a realized gain of $2.1 million. As of December 31, 2022, the remainder of the Company's investment, which consisted of the CVRs, matured and had no carrying value.
The fair value of the Earnout Payments was measured at the end of each reporting period through the end of the earnout period, which occurred in the fourth quarter of 2022. Gains and losses recognized in relation to the change in fair value of the Earnout Payments were recognized in Merger and integration in the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note (3) Acquisitions for further discussion.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at December 31, 2022, and 2021 (in thousands of dollars):

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$6,686	$—	$6,686	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Equity security investment	$7,743	$7,743	$—	$—
Liabilities:
Earnout Payments	(11,795)	—	—	(11,795)
Interest rate derivatives	$(6,534)	$—	$(6,534)	$—
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
The Company’s cash balances on deposit with financial institutions totaled $218.5 million and $110.7 million as of December 31, 2022 and 2021, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions’ financial condition.
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
The majority of the Company’s trade receivables have payment terms of 30 to 60 days or less. Significant customers are those that individually account for 10% or more of the Company’s consolidated revenue or total accounts receivable. As of December 31, 2022, trade receivables from two customers individually represented 11% and 10% or $30.9 million and $29.8 million of the Company’s total accounts receivable. As of December 31, 2021, trade receivables from one customer individually represented 17% or $42.2 million of the Company’s total accounts receivable.
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect all receivables within 30 to 60 days of aging.
During the years ended December 31, 2022 and 2020, the Company had $0.1 million and $2.0 million, respectively, of recoveries from previously written-off receivables, net of bad debt expense. The Company recognized $2.0 million of bad debt expense, net of recoveries during the year ended December 31, 2021.
(12) Stock-Based Compensation
As of December 31, 2022, the Company had five types of stock-based compensation under its Equity Award Plans: (i) RSAs issued to independent directors and certain executives and employees, (ii) RSUs issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers, and (iv) PSUs issued to executive officers and key management employees, and (v) and PUs issued to executive officers and key management employees. The Company has approximately 5,341,651 shares of its common stock reserved and available for grant under the NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (“Equity and Incentive Award Plan”).
For details on the Company’s accounting policies for determining stock-based compensation expense, see Note (2)    Summary of Significant Accounting Policies: (k) Stock-based compensation. Non-cash stock compensation expense is generally presented within selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). However, for the year ended December 31, 2020, the Company presented $2.7 million within merger and integration. These amounts primarily relate to the accelerated vesting of certain awards that contained pre-existing change in control provisions.
The following table summarizes stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 (in thousands of dollars):

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
Liability-classified awards
Cash-settled awards	$3,522	$—	$—
Equity-classified awards
Restricted stock awards	1,248	1,364	1,589
Restricted stock time-based unit awards	19,914	14,674	19,201
Non-qualified stock options	—	76	894
Restricted stock performance-based stock unit awards	8,433	8,563	4,142
Stock-based compensation cost	$33,117	$24,677	$25,826
Tax Benefit(1)	(4,407)	(4,751)	(5,557)
Stock-based compensation cost, net of tax	$28,710	$19,926	$20,269
(1) The Company is in a valuation allowance position and any tax benefit for stock-based compensation will be offset by the change in valuation allowance.
(a) Cash settled awards
During the first quarter of 2022, the Company issued 1,009,737 PUs to executive officers under its Equity and Incentive Awards Plan. These PUs will be settled in cash at the end of the performance period, December 31, 2024, and are classified as liability awards, which are remeasured at fair value at each reporting period. The fair value of the awards to be settled at the end of the performance period was $10.2 million as of December 31, 2022. The Company recognizes compensation cost for the changes in fair value pro-rated for the portion of the requisite service period rendered. During the year ended December 31, 2022, the Company recognized $3.5 million in compensation costs related to these awards.
(b) Restricted stock awards
For the years ended December 31, 2022, 2021, and 2020 the Company recognized $1.2 million, $1.4 million, and $1.6 million respectively, of non-cash stock compensation expense. As of December 31, 2022, total unamortized compensation cost related to unvested restricted stock awards was $0.5 million, which the Company expects to recognize over the remaining weighted-average period of 0.5 years.
Rollforward of restricted stock awards as of December 31, 2022 is as follows:

	Number of Restricted Stock Awards (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2021	210	$5.67
Shares issued	130	9.49
Shares vested	(123)	5.67
Shares forfeited	—	—
Non-vested balance at December 31, 2022	217	$7.96

(c) Restricted stock units
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $19.9 million, $14.7 million and $19.2 million, respectively, of non-cash stock compensation expense. As of December 31, 2022, total unamortized compensation cost related to unvested restricted stock units was $19.1 million, which the Company expects to recognize over the remaining weighted-average period of 1.63 years.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Rollforward of restricted stock units as of December 31, 2022 is as follows:

	Number of Restricted Stock Units (In thousands)	Weighted average grant date fair value
Total non-vested at December 31, 2021	7,589	$4.53
Units issued	3,146	5.68
Units vested	(3,342)	4.83
Units forfeited	(561)	4.25
Non-vested balance at December 31, 2022	6,832	$4.94

(d) Non-qualified stock options
For the year ended December 31, 2022, the Company did not recognize any non-cash stock compensation expense. For the years ended December 31, 2021 and 2020, the Company recognized $0.1 million and $0.9 million, respectively, of non-cash stock compensation expense. As of December 31, 2022, the Company did not have any unamortized compensation cost related to unvested stock options.

Rollforward of stock options as of December 31, 2022 is as follows:

	Number of Stock Options (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2021	1,741	$4.86
Options granted	—	—
Options exercised	—	—
Actual options forfeited	(73)	6.85
Options expired	—	—
Total outstanding at December 31, 2022	1,668	$4.53

    There were 1.7 million stock options exercisable or vested at December 31, 2022.
Assumptions used in calculating the fair value of the stock options during the year granted are summarized below:

	2019 Options Granted	2018 Options Granted
Valuation assumptions:
Expected dividend yield	0%	0%
Expected equity volatility	49.6%	46.3%
Expected term (years)	7.3 - 8.1	6
Risk-free interest rate	1.7%	2.7%
Weighted average:
Exercise price per stock option	$19.09 - $26.41	$15.31
Market price per share	$4.55	$15.31
Weighted average fair value per stock option	$0.74	$7.28

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(e) Performance-based RSU awards
For the years ended December 31, 2022 and 2021, the Company issued under its Equity Award Plans to executive officers 289,708 and 2,024,635 of performance based RSUs, respectively. Using a Monte Carlo simulation method, the fair value of the awards issued for the years ended December 31, 2022 and 2021 was $2.7 million and $16.9 million, respectively. Each vesting is subject to a payout percentage based on the Company's annualized total stockholder return ranking relative to its total stockholder return peer group achieved during the performance period. The number of shares that may be earned at the end of the vesting period ranges from 0% to 200% of the target award amount, if the performance criteria is met. These performance-based RSUs will be settled in the Company's common stock and are classified as equity awards. The compensation expense associated with these performance-based RSUs will be amortized into earnings on a straight-line basis. As of December 31, 2022, total unamortized compensation cost related to unvested performance-based RSUs was $7.9 million, which the Company expects to recognize over the weighted-average period of 1.21 years. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $8.4 million, $8.6 million and $4.1 million, respectively, of compensation expense related to the performance-based RSU awards.

	Number of Performance-based RSU’s (In thousands)	Weighted average grant date fair value
Total outstanding at December 31, 2021	2,848	$8.56
Performance-based RSU’s issued	290	9.18
Performance-based RSU’s vested	(453)	8.52
Performance-based RSU’s forfeited	(71)	5.89
Total outstanding at December 31, 2022	2,614	$8.71
Assumptions used in calculating the fair value of the performance-based RSU’s granted are summarized below:

	2022 Performance based RSU’s Granted	2021 Performance based RSU’s Granted
Valuation assumptions:
Expected dividend yield	0%	0%
Expected equity volatility, including peers	57.8% - 131.2%	55.2% - 147.9%
Expected term (years)	3	3
Risk-free interest rate	0.1% - 2.0%	0.2% - 0.3%

(13) Stockholders’ Equity
(a) Vesting of Stock Awards
During the year ended December 31, 2022, 3,049,260 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of stock-based compensation awards. Shares withheld during the period were immediately retired by the Company.
(b) Alamo Acquisition
As described in Note (3) Acquisitions, the Company completed the Alamo Acquisition on August 31, 2021 for total consideration of approximately $235.6 million, consisting of equity consideration in the form of 26,000,000 shares of the Company’s common stock issued to Alamo Frac Holdings, LLC and the Owner Group with an estimated value of $82.3 million.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(c) Asset Acquisition from Continental Intermodal Group LP
As described in Note (3) Acquisitions, the Company completed the CIG Acquisition purchased on August 3, 2022. The aggregate consideration for the purchase consisted of approximately $32.1 million, which includes: (i) approximately $27.9 million in cash paid at closing to the CIG Sellers, plus (ii) 500,000 shares of the Company’s common stock.
(d) Share Repurchase Program
On October 25, 2022, the Company announced the board of directors approved a new share repurchase program for up to $250.0 million through December 31, 2023. The share repurchase program may be executed from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, through 10b5-1 plans, or by other means. The amount, timing and terms of any share repurchases will be determined based on prevailing market conditions and other factors, including applicable black-out periods. The share repurchase program does not obligate NexTier to purchase any shares of common stock during any period and the program may be modified or suspended at any time at NexTier’s discretion.
During the year ended December 31, 2022, the Company repurchased 11,471,591 shares of its common stock for $112,909,879 at an average price of $9.85. As of December 31, 2022, the Company has settled 11,303,522 of total share repurchases for $111,364,813.
(14) Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheets includes the following:

	(Thousands of Dollars)
	Foreign currency items	Interest rate contract	AOCI
December 31, 2021	$50	$(8,309)	$(8,259)
Net income (loss)	—	1,356	1,356
Other comprehensive income (loss)	1,118	12,067	13,185
December 31, 2022	$1,168	$5,114	$6,282
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) into earnings during years ended December 31, 2022, 2021 and 2020 (in thousands of dollars):

	Year Ended December 31,			Affected line item in the consolidated statements of operations and comprehensive income (loss)
	2022	2021	2020
Interest rate derivatives, hedging	$(1,356)	$(2,741)	$(2,334)	Interest expense

(15) Earnings per Share
Basic income or (loss) per share is based on the weighted average number of common shares outstanding during the period. Restricted stock awards and RSUs are not considered issued and outstanding for purposes of income or (loss) per share calculations until vested.
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
A reconciliation of the numerators and denominators used for the basic and diluted net income or (loss) per share computations is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$314,969	$(119,423)	$(346,883)

Denominator:
Basic weighted-average common shares outstanding(1)	243,360	224,401	213,795
Dilutive effect of restricted stock awards granted to Board of Directors	136	145	199
Dilutive effect of time-based restricted stock awards	4,604	1,140	39
Dilutive effect of performance-based restricted stock awards	1,246	625	1,041
Diluted weighted-average common shares outstanding (1)	249,346	226,311	215,074

(1)     As a result of the net loss incurred by the Company for the years ended December 31, 2021 and 2020, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

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

The Company's leases have variable payments with annual escalations that are based on the proportion by which the consumer price index ("CPI") for all urban consumers increased over the CPI index for the prior comparative year. The Company's leases have remaining lease terms of less than 1 to 8 years, some of which include extension and termination option. None of these extension and termination options were used to determine the Company's right-of-use assets and lease liabilities, as the Company has not determined it is probable that it will exercise any of these options. None of the Company's leases have residual value guarantees.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
The components of the Company's lease costs are as follows:

	(Thousands of Dollars)
	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease cost	$4,072	$19,607
Finance lease cost:
Amortization of right-of-use assets	5,414	1,418
Interest on lease liabilities	1,954	584
Total finance lease cost	7,368	2,002
Short-term and Variable lease cost(1)	7,414	6,537
Total lease cost	$18,854	$28,146
(1)Cost from variable amounts excluded from determination of lease liability.
Supplemental cash flows related to leases are as follows:

	(Thousands of Dollars)
	Year ended December 31, 2022	Year ended December 31, 2021
Cash paid for amounts included in the measurements of lease liabilities
Operating cash flows from operating leases	$7,410	$14,507
Operating cash flows from finance leases	1,954	538
Financing cash flows from finance leases	13,872	4,155
Weighted average remaining lease terms are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Operating leases	4.80 years	6.98 years
Finance leases	2.46 years	2.98 years
Weighted average discount rate on the Company's lease liabilities are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Operating leases	6.18%	6.83%
Finance leases	4.04%	4.00%

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Maturities of the Company's lease liabilities as of December 31, 2022, per ASU 2016-02, were as follows:

	(Thousands of Dollars)
Year ending December 31,	Operating leases	Finance leases
2023	$6,811	$20,770
2024	4,904	10,943
2025	2,811	1,312
2026	2,116	—
2027	1,869	—
Thereafter	3,976	—
Total undiscounted remaining minimum lease payments	22,487	33,025
Less imputed interest	(3,137)	(1,245)
Total discounted remaining minimum lease payments	$19,350	$31,780

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

As of December 31, 2022, the Company does not have additional operating and finance leases that have not yet commenced, nor did the Company have any lease transactions with any of its related parties.

(17) Income Taxes
The following table summarizes the income (loss) from continuing operations before income taxes in the following jurisdictions:

	(Thousands of Dollars)
	Year Ended December 31,
	2022	2021	2020
Domestic	$317,213	$(157,713)	$(357,250)
Foreign	2,316	39,976	11,837
	$319,529	$(117,737)	$(345,413)
The components of the Company’s income tax provision are as follows:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	(Thousands of Dollars)
	Year Ended December 31,
	2022	2021	2020
Current:
State	$4,549	$(54)	$(297)
Foreign	—	1,677	1,858
Total current income tax provision	$4,549	$1,623	$1,561
Deferred:
Federal	$10	$55	$(158)
State	1	8	53
Foreign	—	—	14
Total deferred income tax provision	11	63	(91)
	$4,560	$1,686	$1,470
The following table presents the reconciliation of the Company’s income taxes calculated at the statutory federal tax rate, currently 21%, to the income tax provision in its Consolidated Statements of Operations and Comprehensive Income (Loss). State income tax expense, net of federal benefit includes the current state income tax, return to accrual adjustments for filed returns and the state deferred tax impact before changes in valuation allowance which are stated separately. The Company’s effective tax rate for 2022 of 1.43% differs from the statutory rate, primarily due to state taxes, permanent differences and a change in the valuation allowance. The Company’s effective tax rate for 2021 was (1.43)%.

	(Thousands of Dollars)
	December 31, 2022	December 31, 2021	December 31, 2020
Income tax provision computed at the statutory federal rate	$67,101	$(24,724)	$(72,537)
Reconciling items:
State income taxes, net of federal tax benefit	14,599	(1,959)	(12,222)
Deferred tax asset valuation adjustment	(79,934)	25,306	82,557
Permanent differences	2,909	2,796	4,589
Foreign withholding taxes	—	1,683	1,870
Other	(115)	(1,416)	(2,787)
Income tax provision	$4,560	$1,686	$1,470
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

	(Thousands of Dollars)
	Year Ended December 31,
	2022	2021	2020
Deferred tax assets:
Stock-based compensation	$6,722	$6,247	$4,972
Net operating loss and other carry-forwards	278,983	364,882	284,151
Accruals and other	20,059	14,472	15,535
Gross deferred tax assets	305,764	385,601	304,658
Valuation allowance	(235,213)	(318,260)	(294,101)
Total deferred tax assets	$70,551	$67,341	$10,557
Deferred tax liability:
PP&E and intangibles	$(68,643)	$(65,163)	$(8,317)
Prepaids and other	(1,982)	(2,241)	(2,240)
Total deferred tax liability	(70,625)	(67,404)	(10,557)
Net deferred tax liability	$(74)	$(63)	$—
The Company estimated $112.3 million of federal NOLs can be utilized to offset current year federal taxable income. As of December 31, 2022, NexTier had total U.S. federal tax net operating loss (“NOL”) carryforwards of $1.1 billion, of which, $267.9 million, if not utilized, will begin to expire in the year 2036. The remaining federal NOLs can be carried forward indefinitely. The total deferred tax asset for net operating loss and other carryforwards also includes approximately $36.7 million of interest expense carryovers with indefinite life. The Company has total state NOLs of $481.1 million, of which $172.8 million if not utilized, will expire in various years between 2024 and 2039. Additionally, the Company has $14.8 million of NOLs in foreign jurisdictions that, if not utilized, will begin to expire in the year 2036.
As a result of the C&J Merger on October 31, 2019, NexTier had a change in ownership for purposes of Section 382 of the Internal Revenue Code (“IRC”). As a result, the amount of pre-change NOLs and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the Company as of the effective date of the C&J Merger. The Company’s Section 382 annual limitation is $8.5 million. In addition, this annual limitation is subject to adjustments from the realization of net unrealized built-in gain (“NUBIG”) during a five-year recognition period ending October 31, 2024. $112.3 million of the Company’s pre-change NOLs are expected to be utilized in the current year. As of December 31, 2022, it is expected that the $163.5 million of the Company’s $286.5 million remaining pre-change NOLs incurred prior to the C&J Merger will be available for use during the applicable carryforward period without becoming permanently lost by the Company due to expiration.
C&J Energy Services, Inc. had pre-change NOLs carry forward prior to the C&J Merger. As a result of the C&J Merger, such NOLs were carried over to the Company. These NOLs are also subject to an annual limitation under IRC Section 382. The Company’s annual limitation with respect to the C&J Energy NOLs is $8.6 million and is subject to adjustments from the realization of net unrealized built-in loss (“NUBIL”) during a five-year recognition period ending October 31, 2024. Due to this IRC Section 382 annual limitation, some of the NOLs carried over to the Company from C&J Energy Services, Inc. are expected to become permanently lost by the Company due to the expiration and will not be available for use by the Company during the applicable carryforward period. The Company has not reflected the NOLs expected to expire as a result of this limitation in its summary of deferred tax assets or in the NOLs disclosed within this paragraph. The pre-change NOLs carried over from C&J Energy Services, Inc. including built-in loss through December 31, 2022, total $443.3 million of which $104.4 million are subject to expiration, but are not expected to expire as a result of the IRC Section 382 limitation.
ASC 740, “Income Taxes,” requires the Company to reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. As a result of the Company’s

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
evaluation of both the positive and negative evidence, the Company determined it does not believe it is more likely than not that its deferred tax assets will be utilized in the foreseeable future and has recorded a valuation allowance. The valuation allowance as of December 31, 2022 fully offsets the net deferred tax assets, excluding deferred tax liabilities related to certain indefinite-lived assets. The Company intends to continue maintaining a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The valuation allowances as of December 31, 2022, 2021, and 2020 were $235.2 million, $318.3 million and $294.1 million, respectively.

Changes in the valuation allowance for deferred tax assets were as follows:

(Thousands of Dollars)
Valuation allowance as of the beginning of January 1, 2022	$318,260
Charge as (benefit) expense to income tax provision for current activities	(79,934)
Changes to other comprehensive income (loss)	(3,113)
Valuation allowance as of December 31, 2022	$235,213
The Company may be subject to the Global Intangible Low-Taxed Income (“GILTI”) as a result of its foreign operations. The Company accounts for any U.S. taxable income inclusion under GILTI as a permanent book/tax difference.
There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended December 31, 2022, 2021 and 2020. The Company believes it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns, and its accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company classifies interest and penalties within the provision for income taxes. The Company’s tax returns are open to audit under the statute of limitations for the years ended December 31, 2019 through December 31, 2021 for federal tax purposes and for the years ended December 31, 2018 through December 31, 2021 for state tax purposes.
(18) Commitments and Contingencies
As of December 31, 2022, and 2021, the Company had $4.9 million and $1.0 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $225.5 million and $54.1 million, as of December 31, 2022, and 2021, respectively.
As of December 31, 2022, the Company has a letter of credit of $22.6 million under the 2019 ABL Facility.
In the normal course of operations, the Company enters into certain long-term raw material supply agreements for the supply of proppant to be used in hydraulic fracturing. As part of some of these agreements, the Company is subject to minimum tonnage purchase requirements and may pay penalties in the event of any shortfall. The Company purchased $208.4 million, $47.8 million and $77.6 million amounts of proppant under its take-or-pay agreements during the years ended December 31, 2022, 2021 and 2020.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
Aggregate minimum commitments under long-term raw material supply agreements with payment penalties for minimum tonnage purchases for the next five years as of December 31, 2022 are listed below:

(Thousands of Dollars)
Year-end December 31,
2023	$45,876
2024	16,244
2025	3,960
2026	—
2027	—
$66,080
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
Regulatory Audits
The Company is subject to routine audits by taxing authorities. As of December 31, 2020, the Company had recorded estimates of potential assessments for each audit totaling in the aggregate approximately $33.0 million. For one audit, in particular, the Company disagreed with many aspects of the state’s assessment and began to contest the state’s position through administrative procedures. The Company received a final settlement offer from Texas Attorney General Office on September 8, 2021 for $3.7 million, which resulted in a reduction to the accrual of $24.9 million during the year ended December 31, 2021. This aggregate reduction was recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) of 2021.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2022 and 2021, the Company had recorded estimates of potential assessments, the majority of which is related to an estimate of $14.8 million and $17.7 million, respectively, of potential assessment and exposures for all taxing jurisdictions related to the Alamo Acquisition. As of December 31, 2022 and 2021, the Company also has an offsetting indemnification receivable of $14.8 million and $17.7 million, respectively, from the Owner Group, recorded pursuant to the Purchase Agreement, in prepaids and other current assets in the Consolidated Balance Sheet. Both the estimated liability and indemnification receivable were recorded in the purchase price allocation at the time of the Alamo Acquisition in 2021. During the year ended December 31, 2022, the Company obtained additional information that resulted in a reduction of the Company's accrual and offsetting indemnification receivable related to this audit by $2.9 million.
(19) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P. and Cerberus Technology Solutions LLC, affiliates of the Company’s principal equity holder, provide certain consulting services to the Company. The Company paid $0.5 million, $0.6 million and $2.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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
As part of the Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued at $30.0 million in the aggregate. During the year ended December 31, 2022, the Company provided services to Alamo Frac Holdings, LLC of $4.4 million as part of the Purchase Agreement. The Company has a remaining customer contract liability related to these services of $19.4 million as of December 31, 2022.
(20) Retirement Benefits and Nonretirement Postemployment Benefits
Defined Contribution Plan
The Company has sponsored two different 401(k) defined contribution retirement plans covering eligible employees at various times due to acquisition. These plans are the NexTier Oilfield Solutions 401(k) Plan and the Alamo Employee 401(k) Plan. As of June 1, 2022, the plans were consolidated into one plan. The Company made matching contributions of up to 3.5% of eligible compensation in the NexTier Oilfield Solutions 401(k) Plan in 2020 but suspended the Company matching contribution as of May 1, 2020. As of January 1, 2022, the Company reinstated the Company matching contribution in the NexTier Oilfield Solutions 401(k) Plan and increased the Company matching contributions to 4% of eligible compensation.

Eligible employees can make annual contributions to the plan for which they are eligible up to the maximum amount allowed by current federal regulations, as noted in the plan documents. Contributions made by the Company related to the years ended December 31, 2022, 2020, were $18.6 million, and $4.5 million, respectively. The company did not make any contributions during the year ended December 31, 2021.
Severance
The Company provides severance benefits to certain of its employees in connection with the termination of their employment. Severance benefits offered by the Company were $2.0 million, $2.1 million and $27.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
The following is a description of each reportable segment:
Completion Services
The Company’s Completion Services segment consists of the following businesses and service lines: (1) hydraulic fracturing services; (2) wireline and pumping services; and (3) completion support services, which includes our Power Solutions natural gas fueling business, our proppant last mile logistics and storage business, and our R&T department.
Well Construction and Intervention Services
 Following the sale of the Company’s coiled tubing assets, the Company’s WC&I Services segment consists of the cementing services service line.
On August 1, 2022, the Company sold its coiled tubing assets to Gladiator Energy LLC for a cash purchase price of $21.6 million, which resulted in a gain on sale of assets of $11.6 million. The divestiture of non-core assets is consistent with the Company’s strategy to repurpose capital towards the highest return projects that fit the Company’s strategy around wellsite integration, while also strengthening liquidity.
Historical Segment: Well Support Services
 The Company’s Well Support Services segment consisted of the following businesses and service lines: (1) rig services; (2) fluids management services; and (3) other specialty well site services. On March 9, 2020, the Company completed the divestiture of its Well Support Services segment for $93.7 million of total proceeds, including $59.4 million in cash, before transaction costs, escrowed amounts, and subject to customary working capital adjustments, for a net of $53.3 million received at close, and $34.4 million of par value Senior Secured Notes, with 10.75% coupon rate, ("WSS Notes") previously issued by Basic. This resulted in a gain on divestiture of $8.7 million. The gain is recorded within (Gain) Loss on Disposal of Assets on the Consolidated Statements of Operations and Comprehensive Income (Loss). Income per share for the three months ended March 31, 2020 attributable to the divested Well Support Services segment was less than $0.01. On July 29, 2020, the Company received the escrowed cash amount in final settlement for working capital reconciliation.

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

	Year Ended December 31,
	2022	2021	2020
Operations by reportable segment
Adjusted gross profit (loss):
Completion Services(1)	$724,268	$165,867	$168,276
WC&I(1)	30,459	10,016	9,731
Well Support Services(1)	—	—	12,338
Total adjusted gross profit	$754,727	$175,883	$190,345
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

	Year ended December 31, 2022
	Completion Services	WC&I	Total
Revenue	$3,091,220	$153,602	$3,244,822
Cost of Services	2,366,952	123,143	2,490,095
Gross profit excluding depreciation and amortization	724,268	30,459	754,727
Management adjustments associated with cost of services(1)	—	—	—
Adjusted gross profit(2)	$724,268	$30,459	$754,727

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

	Year ended December 31, 2021
	Completion Services	WC&I	Total
Revenue	$1,324,888	$98,553	$1,423,441
Cost of Services	1,165,881	89,440	1,255,321
Gross profit excluding depreciation and amortization	159,007	9,113	168,120
Management adjustments associated with cost of services(1)	6,860	903	7,763
Adjusted gross profit(2)	$165,867	$10,016	$175,883

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

	(Thousands of Dollars)
	December 31, 2022	December 31, 2021
Total assets by segment:
Completion Services	$1,404,557	$1,201,265
WC&I	38,150	60,195
Corporate and Other	284,461	196,121
Total assets	$1,727,168	$1,457,581

Goodwill by segment:
Completion Services	$192,780	$192,780
WC&I	—	—
Corporate and Other	—	—
Total goodwill	$192,780	$192,780

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

(22) New Accounting Pronouncements
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
(b) Recently Issued Accounting Standards
In December 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-06 “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848. ASU 2022-06 provides optional expedients that permit an entity to not apply otherwise applicable US GAAP to contracts or transactions that are modified or otherwise affected due to reference rate reform. ASU defers the sunset date of ASC 848 from December 31,2022, which was previously addressed in ASU 2020-04 and ASU 2021-01, to December 31, 2024. Entities that apply ASC 848 can continue to do so until December 31,2024. The Company is currently working to transition from LIBOR to an alternate reference rate in 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon criteria set forth in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that as of December 31, 2022, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2022.

Item 11. Executive Compensation
Incorporated herein by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related-Party Transactions and Director Independence
Incorporated herein by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed than no later 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services
Incorporated herein by reference from the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after December 31, 2022.

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
EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 16, 2019, by and among C&J Energy Services, Inc., Keane Group, Inc. and King Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019).
2.2	Purchase Agreement, dated August 4, 2021, by and among NexTier Completion Solutions Inc., NexTier Oilfield Solution Inc., Alamo Frac Holdings, LLC, Alamo Pressure Pumping, LLC and the Owner Group identified therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021).
3.1	Certificate of Incorporation of Keane Group, Inc. dated October 13, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
3.2	Certificate of Amendment to Certificate of Incorporation of Keane Group, Inc. dated October 31, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
3.3*	Bylaws, dated October 27, 2020.
4.1	Second Amended and Restated Stockholders' Agreement, dated October 31, 2019, by and among Keane Group, Inc. and Keane Investor Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.1	Second Amended and Restated Asset-Based Revolving Credit Agreement, dated October 31, 2019, by and among NexTier Oilfield Solutions Inc. (f/k/a Keane Group, Inc.), Keane Group Holdings, LLC, as the Lead Borrower, certain other subsidiaries of NexTier Oilfield Solutions Inc. as additional borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 31, 2019).
10.2	Term Loan Agreement, dated May 25, 2018, by and among Keane Group Inc., as the Parent, Keane Group Holdings, LLC, as the Lead Borrower, the Subsidiary Guarantors party thereto, Barclays Bank PLC, as Administrative Agent and Collateral Agent, and the Lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
10.3	Master Loan and Security Agreement, dated August 20, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2021).
10.4†	Keane Management Holdings LLC Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.5†	NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan, dated effective October 31, 2019 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on November 1, 2019).
10.6†	Amendment No. 1 to NexTier Oilfield Solutions Inc. (Former C&J Energy) Management Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2021).
10.7†	NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan (Amended and Restated 2021) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2021).
10.8†	Form of Keane Group, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).

10.9†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.10†	Form of Director Services Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.11†	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 3, 2017).
10.12†	Keane Group, Inc. Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.13†	Keane Group, Inc. Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.14†	Form of Amendment to Keane Group, Inc. Restricted Unit Award Agreements with each of James Stewart, Greg Powell, Paul Debonis and Kevin McDonald (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.15†	Form of Amendment to Keane Group, Inc. Non-Qualified Stock Option Award Agreements with each of James Stewart, Greg Powell, Paul DeBonis and Kevin McDonald (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 1, 2018).
10.16†	C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on January 13, 2017).
10.17†	First Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to C&J Energy Services Inc.’s Current Report on Form 8-K filed on February 6, 2017).
10.18†	Second Amendment to the C&J Energy Services, Inc. 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020)
10.19†	Performance Share Agreement under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.10 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.20†	Performance Share Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.11 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.21†	Performance Share Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.12 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.22†	Restricted Share Unit Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.13 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.23†	Restricted Share Unit Agreement (C&J Employment Agreement - Tier II) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.14 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.24†	Cash Retention Award Agreement (C&J Employment Agreement - Tier I) under the 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.15 to C&J Energy Services Inc.’s Annual Report on Form 10-K filed on February 27, 2019).
10.25†	Cash Retention Award Agreement (C&J Employment Agreement - Tier II) under 2017 Management Incentive Plan (incorporated by reference to Exhibit 10.16 to C&J Energy Services Inc’s Annual Report on Form 10-K filed on February 27, 2019).
10.26†	Form of PSU Award Agreement 2020 (Executive) (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.27†	Form of RSU Agreement 2020 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.28†	Form of RSU Award Agreement 2021 (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2021).

10.29†	Form of PSU Award Agreement 2021 (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed on February 24, 2021).
10.30†	Form of Stock Payment Award Agreement (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.31†	Form of RSU Award Agreement 2022 (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.32†	Form of PSU Award Agreement 2022 (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.33†	Form of Performance Award Agreement 2022 (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.34†*	NexTier Oilfield Solutions Inc. Form of Restricted Stock Unit Award Agreement.
10.35†*	NexTier Oilfield Solutions Inc. Form of Restricted Stock Unit Performance Award Agreement.
10.36†*	Continuing Award Program for Qualified Retirees, Amended and Restated February 9, 2023.
10.37†	Leadership Severance Program (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022).
10.38†	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Robert Drummond (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-4 filed on July 16, 2019).
10.39†	Amended Form of Restricted Unit Award Agreement for R. Drummond (incorporated by reference to Exhibit 10.1 Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2021).
10.40†	Amended and Restated Employment Agreement, dated July 12, 2019, by and between Keane Group, Inc. and Kevin M. McDonald (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-4 filed on July 16, 2019).
10.41†	Amended and Restated Employment Agreement, dated as of November 1, 2019, by and between NexTier Oilfield Solutions Inc. and Ian J. Henkes (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.42†	Second Amended and Restated Employment Agreement, dated January 13, 2021, by and between NexTier Oilfield Solutions Inc. and Kenny Pucheu (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 15, 2021).
10.43†	Form of Third Amended and Restated Employment Agreement by and among KGH Intermediate Holdco II, LLC, Keane Group Inc. and James C. Stewart (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed on December 14, 2016).
10.44†	Separation Agreement for James Stewart (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed on March 12, 2020).
10.45†	Employment Agreement, dated February 20, 2017, by and between KGH Intermediate Holdco II, LLC and Phung Ngo-Burns (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2017).
10.46†	Amendment to Employment Agreement of Phung Ngo-Burns, dated March 20, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2020).
10.47†	Employment Agreement, dated August 4, 2021, by and between Alamo Pressure Pumping, LLC and Michael Joseph McKie (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2021).
10.48†	Form of Earnout Agreement by and between NexTier Completion Solutions Inc. and Alamo Frac Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021).
10.49	Form of Registration Rights Agreement by and between NexTier Oilfield Solutions Inc. and Alamo Frac Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021).
10.50	Registration Rights Agreement, dated August 3, 2022, by and between NexTier Oilfield Solutions Inc. and Continental Intermodal Group LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2022).

21.1*	Schedule of Subsidiaries of NexTier Oilfield Solutions Inc.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** The certification attached as Exhibit 32.1 furnished herewith is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the registrant under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing except to the extent the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 16, 2023.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Robert W. Drummond
Robert W. Drummond
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert W. Drummond	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Robert W. Drummond

/s/ Kenneth Pucheu	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Kenneth Pucheu

/s/ Oladipo Iluyomade	Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)	February 16, 2023
Oladipo Iluyomade

/s/ James C. Stewart	Director	February 16, 2023
James C. Stewart

/s/ Stuart M. Brightman	Director	February 16, 2023
Stuart M. Brightman

/s/ Gary M. Halverson	Director	February 16, 2023
Gary M. Halverson

/s/ Patrick Murray	Director	February 16, 2023
Patrick Murray

/s/ Amy H. Nelson	Director	February 16, 2023
Amy H. Nelson

/s/ Melvin G. Riggs	Director	February 16, 2023
Melvin G. Riggs

/s/ Bernardo J. Rodriguez	Director	February 16, 2023
Bernardo J. Rodriguez

/s/ Michael Roemer	Director	February 16, 2023
Michael Roemer

/s/ Scott R. Wille	Director	February 16, 2023
Scott Wille

/s/ Leslie A. Beyer	Director	February 16, 2023
Leslie A. Beyer