Form 10-Q
period 2023-03-31
NEXTIER OILFIELD SOLUTIONS INC.
filed 2023-04-26
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2023, the registrant had 230,498,136 shares of common stock outstanding.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Statements of assumptions underlying or relating to our forward-looking statements are also forward-looking statements. Our forward-looking statements are generally accompanied by words such as "may," "should," "expect," "will," "believe," "plan," "anticipate," "could," "intend," "target," "goal," "project," "contemplate," "estimate," "predict," "potential," "outlook," "reflect," "forecast," "future," or "continue," or the negative of these terms or other similar expressions. Any forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date on which we make them and are based upon our historical performance and on current plans, assumptions, estimates and expectations. Except as required by law, we have no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about and risks regarding the following:

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, assumptions and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section entitled Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, circumstances, plans, intentions or expectations reflected in any forward-looking statements will be achieved or occur. Actual results, events or circumstances could differ materially from those described in such forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, except as specifically set forth herein. We undertake no obligation to revise or update any forward-looking statements for any reasons, except as required by law.
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
Market, industry or similar data presented herein, involves risks and uncertainties and is subject to change based on various factors, including those discussed above and in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent filings with the SEC.

PART I

Item 1. Financial Statements

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except par value)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,501	$218,476
Trade and other accounts receivable, net	487,905	397,197
Inventories, net	66,261	66,395
Prepaid and other current assets	40,936	43,947
Total current assets	813,603	726,015
Operating lease right-of-use assets	26,471	18,659
Finance lease right-of-use assets	79,324	43,714
Property and equipment (net of accumulated depreciation of $1,019,228 and $1,002,684)	764,310	679,513
Goodwill	192,780	192,780
Intangible assets (net of accumulated amortization of $87,083 and $82,043)	48,395	50,586
Deferred income taxes	107,426	—
Other noncurrent assets	13,611	15,901
Total assets	$2,045,920	$1,727,168
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$335,417	$202,936
Accrued expenses	234,379	281,715
Customer contract liabilities	19,377	19,377
Current maturities of long-term operating lease liabilities	8,588	6,083
Current maturities of long-term finance lease liabilities	54,409	19,855
Current maturities of long-term debt	14,086	14,004
Other current liabilities	7,572	9,368
Total current liabilities	673,828	553,338
Long-term operating lease liabilities, less current maturities	17,267	13,267
Long-term finance lease liabilities, less current maturities	10,172	11,925
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	343,895	347,425
Other noncurrent liabilities	12,642	11,294
Total noncurrent liabilities	383,976	383,911
Total liabilities	1,057,804	937,249
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 230,495 and 223,995 shares, respectively)	2,305	2,340
Paid-in capital in excess of par value	952,951	1,007,492
Retained earnings (deficit)	27,798	(226,195)
Accumulated other comprehensive income	5,062	6,282
Total stockholders' equity	988,116	789,919
Total liabilities and stockholders' equity	$2,045,920	$1,727,168

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$935,672	$635,043
Operating costs and expenses:
Cost of services(1)	673,944	524,656
Depreciation and amortization	58,645	55,163
Selling, general and administrative expenses	39,681	35,859
Merger and integration	161	9,232
Loss (gain) on disposal of assets	3,770	(823)
Total operating costs and expenses	776,201	624,087
Operating income	159,471	10,956
Other income (expense):
Other income (expense), net	(280)	5,370
Interest expense, net	(6,198)	(7,374)
Total other income (expense)	(6,478)	(2,004)
Income before income taxes	152,993	8,952
Income tax benefit (expense)	101,000	(160)
Net income	253,993	8,792
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4)	(285)
Hedging activities	(558)	5,612
Total comprehensive income	$253,431	$14,119

Net income per share:
Basic net income per share	$1.09	$0.04
Diluted net income per share	$1.07	$0.04

Weighted-average shares outstanding: basic	233,158	243,269
Weighted-average shares outstanding: diluted	237,072	247,705

(1) Cost of services during the three months ended March 31, 2023 and March 31, 2022 excludes depreciation of $55.7 million and $50.9 million, respectively
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained earnings (deficit)	Accumulated other comprehensive income	Total
Balance as of December 31, 2022	$2,340	$1,007,492	$(226,195)	$6,282	$789,919
Stock-based compensation	35	8,818	—	—	8,853
Shares repurchased and retired related to stock-based compensation	(11)	(9,971)	—	—	(9,982)
Shares repurchased and retired related to stock repurchase program	(59)	(53,388)	—	—	(53,447)
Other comprehensive loss	—	—	—	(1,220)	(1,220)
Net income	—	—	253,993	—	253,993
Balance as of March 31, 2023	$2,305	$952,951	$27,798	$5,062	$988,116

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2021	$2,420	$1,094,020	$(541,164)	$(8,259)	$547,017
Stock-based compensation	19	7,796	—	—	7,815
Shares repurchased and retired related to stock-based compensation	—	(3,953)	—	—	(3,953)
Other comprehensive income	—	—	—	6,014	6,014
Net income	—	—	8,792	—	8,792
Balance as of March 31, 2022	$2,439	$1,097,863	$(532,372)	$(2,245)	$565,685
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$253,993	$8,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	58,645	55,163
Amortization of deferred financing fees	555	528
Loss (gain) on disposal of assets	3,770	(823)
Gain on financial instrument and derivatives, net	(658)	(4,919)
Stock-based compensation	9,995	8,476
Deferred income tax benefit	(107,426)	—
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable, net	(90,710)	(89,937)
Increase in inventories	(2,593)	(14,262)
Decrease in prepaid and other current assets	3,434	13,970
Decrease in other assets	3,305	1,204
Increase in accounts payable	89,682	32,787
(Decrease) increase in accrued expenses	(45,782)	24,723
Decrease in customer contract liabilities	—	(2,442)
Decrease in other liabilities	(2,957)	(4,594)
Net cash provided by (used in) operating activities	173,253	28,666
Cash flows from investing activities:
Purchase of property and equipment	(61,026)	(26,704)
Advances of deposit on equipment	(36,513)	(1,742)
Implementation of software	(1,582)	(1,392)
Proceeds from disposal of assets	2,102	2,822
Assets and business acquisition	—	482
Proceeds from insurance recoveries	104	20
Net cash used in investing activities	(96,915)	(26,514)
Cash flows from financing activities:
Payments on the term loan facility and asset based revolver	(3,803)	(3,579)
Payments on finance leases	(5,724)	(2,847)
Shares repurchased and retired related to share repurchase program	(54,992)	—
Payments for financing liabilities	(1,808)	(2,395)
Shares repurchased and retired related to stock-based compensation	(9,982)	(3,953)
Net cash provided (used) in financing activities	(76,309)	(12,774)
Non-cash effect of foreign translation adjustments	(4)	(285)
Net increase (decrease) in cash, cash equivalents	25	(10,907)
Cash and cash equivalents, beginning	218,476	110,695
Cash and cash equivalents, ending	$218,501	$99,788

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense, net	$5,685	$6,991
Income taxes	1,100	—
Non-cash investing and financing activities:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Change in accrued capital expenditures	$(43,003)	$(16,661)
Non-cash additions to finance right-of-use assets	37,985	1,084
Non-cash additions to finance lease liabilities, including current maturities	(38,525)	(852)
Non-cash additions to operating right-of-use assets	10,296	1,117
Non-cash additions to operating lease liabilities, including current maturities	$(9,642)	$(1,089)

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(1)    Basis of Presentation and Nature of Operations
The accompanying unaudited condensed consolidated financial statements were prepared using United States Generally Accepted Accounting Principles ("GAAP") and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023.
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2023 and the results of its operations and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
(2)    Summary of Significant Accounting Policies
Please refer to Note (2) Summary of Significant Accounting Policies of the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022 for the discussion on the Company's significant accounting policies.
(3) Acquisitions
(a) Alamo Acquisition
On August 31, 2021 (the “Alamo Acquisition Date”), the Company completed its acquisition of Alamo in accordance with the terms of the Purchase Agreement, dated as of August 4, 2021 (the “Purchase Agreement”), by and among the Company, NexTier Completion Solutions Inc., Alamo Frac Holdings, LLC, Alamo and the “owner group” identified therein (the "Alamo Acquisition"). The Company acquired 100% of Alamo.
The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company’s common stock valued at $82.3 million, post-closing services valued at $30.0 million, an estimated $15.9 million of contingent consideration, $7.4 million of non-contingent consideration, and a net working capital settlement of $0.5 million that was finalized in the fourth quarter of 2021 and was paid to the Company in the first quarter of 2022. The contingent consideration includes a Tier II upgrade payment and earnout payments, which are contingent upon the achievement of certain performance targets, as described in the Purchase Agreement. The earnout period ended in the fourth quarter of 2022, the performance targets were achieved, and the Company has agreed with Alamo Frac Holdings, LLC and the group to cumulative earnout payments of $73.8 million, of which $33.4 million has been paid as of March 31, 2023. The Company made the final payment of $40.4 million in the second quarter of 2023.
Merger and integration related costs were recognized separately from the acquisition of assets and assumptions of liabilities in the Alamo Acquisition. Merger costs consist of legal and professional fees and pre-merger notification fees. Integration costs consist of expenses incurred to integrate Alamo’s operations, aligning accounting processes and procedures, integrating its enterprise resource planning system with those of the Company, and any earnout payments. All of these costs are recorded within merger and integration costs on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.
For additional information regarding the Alamo Acquisition, refer to Note (3) Acquisitions of the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.
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
(4)    Inventories, net
Inventories, net, consisted of the following as of March 31, 2023 and December 31, 2022:

	(Thousands of Dollars)
	March 31, 2023	December 31, 2022
Sand, including freight	$13,228	$15,901
Chemicals and consumables	6,761	6,854
Materials and supplies	46,272	43,640
Total inventory, net	$66,261	$66,395
Inventories are reported net of obsolescence reserves of $3.7 million and $3.4 million as of March 31, 2023 and December 31, 2022, respectively. The Company recognized $0.3 million of obsolescence expense during the three months ended March 31, 2023.
(5)    Long-Term Debt
Long-term debt at March 31, 2023 and December 31, 2022 consisted of the following:

	(Thousands of Dollars)
	March 31, 2023	December 31, 2022
2018 Term Loan Facility	$333,375	$334,250
2021 Equipment Loan	27,481	30,342
Other long-term debt	206	273
Less: Unamortized debt discount and debt issuance costs	(3,081)	(3,436)
Total debt, net of unamortized debt discount and debt issuance costs	357,981	361,429
Less: Current portion	(14,086)	(14,004)
Long-term debt, net of unamortized debt discount and debt issuance costs	$343,895	$347,425
Below is a summary of the Company’s credit facilities outstanding as of March 31, 2023:

	(Thousands of Dollars)
	2021 Equipment Loan	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$27,481	$—	$333,375
Letters of credit issued	$—	$22,626	$—
Available borrowing base commitment	n/a	$412,047	n/a
Interest Rate(1)	5.25%	LIBOR or base rate plus applicable margin	LIBOR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    London Interbank Offer Rate (“LIBOR”) is subject to a 1.00% floor.
    Maturities of the 2018 Term Loan Facility and the 2021 Equipment Loan (each as defined herein) for the next five years are presented below:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

(Thousands of Dollars)
Year-end December 31,
2023	$11,626
2024	15,790
2025	333,646
2026	—
2027	—
$361,062
For additional information regarding the terms of the Company's credit facilities, see Note (8) Long-Term Debt to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.
(6) Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and WC&I, with significant concentration in the Completion Services segment. During the three months ended March 31, 2023 and 2022, sales to Completion Services customers represented 96% and 95% of the Company's consolidated revenue, respectively.
    The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices.
From the end of the fourth quarter of 2019 through mid-August 2020, the U.S. active rig count decreased by 70%, from 805 to 244 rigs before recovering to 351 rigs by the end of 2020. In 2021, the U.S. active rig count recovery continued, increasing 67% from 351 rigs at the end of 2020 to 586 rigs by the end of 2021. The activity growth since the end of 2021 has continued to improve with the rig count growing another 28% through the first quarter of 2023 to close at 755 active rigs as of March 31, 2023.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. For the three months ended March 31, 2023 and 2022, the Company had one significant customer each quarter in the Completions Services segment that individually represented 11% or $101.7 million and 11% or $68.6 million of the Company's consolidated revenue, respectively.
For the three months ended March 31, 2023 and 2022, there were no suppliers that individually represented more than 5% of the Company's overall purchases.
(7) Derivatives
    The Company uses an interest-rate-related derivative instrument to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On May 25, 2018, the Company and certain subsidiaries of the Company as guarantors, entered into a term loan facility (the "2018 Term Loan Facility"). The 2018 Term Loan Facility had an initial aggregate principal amount of $350.0 million and proceeds were used to repay the Company's pre-existing term loan facility. The 2018 Term Loan Facility has a variable interest rate based on LIBOR, subject to a 1.0% floor. In June 2018, the Company executed a new off-market interest rate swap effective through March 31, 2025 to hedge 50% of its expected LIBOR exposure matching the swap to the 1-month LIBOR, 1% floor, of the 2018 Term Loan Facility, and terminated the pre-existing interest rate swaps. The new interest rate swap was designated in a new cash flow hedge relationship.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
    The following tables present the fair value of the Company's derivative instrument on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivative designated as hedging instruments	Derivative not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of March 31, 2023:
Other current asset	$3,636	$—	$3,636	$—	$3,636
Other noncurrent asset	1,660	—	1,660	—	1,660
As of December 31, 2022:
Other current asset	3,870	—	3,870	—	3,870
Other noncurrent asset	$2,816	$—	$2,816	$—	$2,816

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivative designated as cash flow hedges (in thousands of dollars):

	Three Months Ended March 31,
	2023	2022	Location
Amount of gain (loss) recognized in total other comprehensive income on derivative	$(558)	$5,612	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings	$658	$(687)	Interest Expense
The gain (loss) recognized in other comprehensive income for the derivative instrument is presented within hedging activities in the Condensed Consolidated Statements of Operations and Comprehensive Income.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of March 31, 2023, $3.0 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instrument.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of March 31, 2023, the Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, and long-term debt. As of March 31, 2023 and December 31, 2022, the carrying values of the Company's financial instruments, included in its Condensed Consolidated Balance Sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of March 31, 2023 and December 31, 2022, the Company had one financial instrument measured at fair value on a recurring basis, which is its interest rate derivative (see Note (7) Derivatives above). During the year ended December 31, 2022, the Company also measured the fair value of the earnout payments originating from the Alamo Acquisition on a recurring basis. The earnout period ended in the fourth quarter of 2022, the performance targets were achieved, and the Company has agreed with Alamo Frac Holdings, LLC and the owner group to cumulative earnout payments of $73.8 million.

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
The financial instruments are presented in the Condensed Consolidated Balance Sheets as follows: the interest rate derivative is presented within other current assets and other noncurrent assets, the earnout payments are presented within accrued expenses, and the equity security investment was presented within other current assets.
The fair market value of the derivative financial instrument reflected on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
The fair value of the earnout payments was measured at the end of each reporting period through the end of the earnout period, which occurred in the fourth quarter of 2022. Gains and losses recognized in relation to the change in fair value of the earnout payments were recognized within merger and integration in the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note (3) Acquisitions for further discussion.
The fair value of the equity security investment was measured at the end of each reporting period. Gains and losses recognized in relation to the change in fair value of the equity security investment were recognized within other income (expense), net in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in thousands of dollars):

		Fair value measurements at reporting date using
	March 31, 2023	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$5,296	$—	$5,296	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$6,686	$—	$6,686	$—
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, the derivative contract and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $218.5 million and $218.5 million as of March 31, 2023 and December 31, 2022, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 to 60 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of March 31, 2023, there was one customer that was considered significant that represented 11% or $38.4 million of the Company's total trade receivables. As of December 31, 2022, trade receivables from two customers individually represented 11% and 10% or $30.9 million and $29.8 million, respectively, of the Company’s total accounts receivable.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect substantially all receivables within 30 to 60 days of aging. As of March 31, 2023 and December 31, 2022, the Company had $1.1 million and $1.4 million in allowance for credit losses, respectively.
During the three months ended March 31, 2023, the Company did not recognize any bad debt expense and recovered $0.2 million of accounts receivable. During the three months ended March 31, 2022, the Company did not recognize any bad debt expense.
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
As of March 31, 2023, the Company has five types of stock-based compensation outstanding under its Equity Award Plans: (i) RSAs issued to independent directors and certain executives and employees, (ii) RSUs issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers, (iv) PSUs issued to executive officers and key management employees, (v) and PUs issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three months ended March 31, 2023 and 2022 (in thousands of dollars):

	Three Months Ended March 31,
	2023	2022
Liability-classified awards
Cash-settled awards	$1,142	$661
Equity-classified awards
Restricted stock awards	303	311
Restricted stock time-based unit awards	6,213	5,391
Restricted stock performance-based unit awards	2,337	2,113
Stock-based compensation cost	9,995	8,476
Tax Benefit(1)	(1,492)	(1,339)
Stock-based compensation cost, net of tax	$8,503	$7,137
(1) Any tax benefit for stock-based compensation during the three months ended March 31, 2023 will be offset by the change in valuation allowance. The Company was in a valuation allowance position during the three months ended March 31, 2022.
For additional information regarding stock-based compensation, refer to Note (12) Stock-Based Compensation of the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.
10) Stockholders’ Equity
(a) Vesting of Stock Awards
During the three months ended March 31, 2023, 2,402,473 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of stock-based compensation awards. Shares withheld during the period were immediately retired by the Company.
(b) Share Repurchase Program
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
During the three months ended March 31, 2023, the Company repurchased 5,901,938 shares of its common stock for $53.4 million at an average price of $9.06. As of March 31, 2023, the Company has settled a total of 17,373,529 of total share repurchases since the announcement of the program for $166.4 million at an average price of $9.58.
(11) Earnings per Share
Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes additional common shares that would have been outstanding if potential common shares with a dilutive effect, such as stock awards from the Equity Awards Plan, had been issued. Anti-dilutive securities represent potentially dilutive securities which are excluded from the computation of diluted income per share as their impact would be anti-dilutive.
A reconciliation of the numerators and denominators used for the basic and diluted net income per share computations is as follows (in thousands of dollars):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$253,993	$8,792

Denominator:
Basic weighted-average common shares outstanding	233,158	243,269
Dilutive effect of restricted stock awards granted to Board of Directors	73	160
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	2,385	3,697
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,456	579
Diluted weighted-average common shares outstanding	237,072	247,705

(12) Income Taxes
During the three months ended March 31, 2023, the Company recognized an income tax benefit of approximately $107.4 million due to the partial release of a valuation allowance on our deferred tax assets. This release is primarily due to entering into a three-year cumulative pre-tax book income position and reflects our increased expectation to utilize these deferred tax assets going forward based on improved operating results and market conditions. Income tax expense prior to the release of the valuation allowance of $107.4 million was $6.4 million, which resulted in a net income tax benefit of $101.0 million.
For additional information regarding income taxes, refer to Note (17) Income Taxes of the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.
(13) Commitments and Contingencies
As of March 31, 2023 and December 31, 2022, the Company had $36.5 million and $4.9 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $179.0 million and $225.5 million, as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company had a letter of credit of $22.6 million under the 2019 ABL Facility (as defined herein).

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of March 31, 2023 are listed below:

(Thousands of Dollars)
2023	$46,684
2024	16,394
2025	3,960
2026	8,450
2027	—
$75,488
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
Regulatory Audits
The Company is subject to routine audits by taxing authorities. As of March 31, 2023, the Company had recorded estimates of potential assessments, the majority of which is related to an estimate of $14.8 million of potential assessment and exposures for all taxing jurisdictions related to the Alamo Acquisition. As of March 31, 2023, the Company also has an offsetting indemnification receivable of $14.8 million from the Owner Group, recorded pursuant to the Purchase Agreement, in prepaids and other current assets in the Condensed Consolidated Balance Sheet. Both the estimated liability and indemnification receivable were recorded in the purchase price allocation at the time of the Alamo Acquisition in 2021. During the year ended December 31, 2022, the Company obtained additional information that resulted in a reduction of the Company's accrual and offsetting indemnification receivable related to this audit by $2.9 million. There were no material changes to the accrual and the offsetting indemnification receivable during the quarter ended March 31, 2023.
(14) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid less than $0.1 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively, for these services.

As part of the Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued at $30.0 million in the aggregate. During the three months ended March 31, 2023, the Company did not provide any services to Alamo Frac Holdings, LLC as part of the Purchase Agreement. The Company has a remaining customer contract liability related to these services of $19.4 million as of March 31, 2023.
(15) Business Segments
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
The following is a description of each reportable segment:
Completion Services
 The Company’s Completion Services segment consists of the following businesses and service lines: (i) fracturing services; (ii) wireline and pumping services; and (iii) completion support services, which includes the Company's research and technology department.
Well Construction and Intervention Services
 Following the sale of the Company's coiled tubing assets, the Company’s WC&I Services segment consists of the cementing services service line.
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

	(Thousands of Dollars)
	Three months ended March 31,
	2023	2022
Operations by business segment
Adjusted gross profit:
Completion Services(1)	$252,635	$106,334
WC&I(1)	9,093	4,053
Total adjusted gross profit	$261,728	$110,387
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

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$895,564	$40,108	$935,672	$602,620	$32,423	$635,043
Cost of Services	642,929	31,015	673,944	496,286	28,370	524,656
Gross profit excluding depreciation and amortization	252,635	9,093	261,728	106,334	4,053	110,387
Management adjustments associated with cost of services	—	—	—	—	—	—
Adjusted gross profit	$252,635	$9,093	$261,728	$106,334	$4,053	$110,387

	(Thousands of Dollars)
	March 31, 2023	December 31, 2022
Total assets by segment:
Completion Services	$1,608,589	$1,404,557
WC&I	41,442	38,150
Corporate and Other	395,889	284,461
Total assets	$2,045,920	$1,727,168
Goodwill by segment:
Completion Services	$192,780	$192,780
WC&I	—	—
Corporate and Other	—	—
Total goodwill	$192,780	$192,780

Disaggregation of Revenue
Revenue activities during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	(Thousands of Dollars)			(Thousands of Dollars)
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Geography
Northeast	$163,461	$8,027	$171,488	$89,558	$5,510	$95,068
Central	191,008	—	191,008	113,096	—	113,096
West Texas	480,224	30,577	510,801	380,147	26,078	406,225
West	58,765	1,504	60,269	18,624	835	19,459
International	2,106	—	2,106	1,195	—	1,195
	$895,564	$40,108	$935,672	$602,620	$32,423	$635,043

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(16) New Accounting Pronouncements
(a) Recently Adopted Accounting Standards
In July 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-05 "Leases (Topic 842) Lessors—Certain Leases with Variable Lease Payments" ("ASU 2021-05"). ASU 2021-05 allows a lessor to classify and account for a lease with variable lease payments that doesn't depend on an index or rate as an operating lease if both: a) The lease would have been classified as a sales-type lease or a direct-financing lease in accordance with the lease classification guidance in Topic 842; and b) The lessor would’ve otherwise recognized a day-one loss. This standard was effective for fiscal years beginning after December 15, 2021. The Company adopted this standard on January 1, 2022, and there was no material impact on the financial statements.
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
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805) Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” ("ASU 2021-08"). ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. This standard is effective for fiscal years beginning after December 15, 2022. The Company does not expect ASU 2021-08 to have any impact on its financial statements.
(17) Subsequent Events
The Company understands that its subsidiary, NexTier Holding Co., has been named as a defendant in a Complaint by the trustee of the Basic Energy Litigation Trust in a suit filed on April 20, 2023 in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division, wherein the trustee makes claims arising from the purchase of C&J Well Services, Inc., by Basic Energy Services, Inc. ("Basic Energy"), the debtor, including that the purchase was, in bankruptcy-practice terminology, a "fraudulent transfer" and that Basic Energy did not receive reasonably equivalent value. The Company intends to vigorously defend all allegations in the suit if and when served. At this time, due to the early stage of any related proceeding, the Company cannot predict the outcome of these claims, and is unable to reasonably estimate the potential impact, if any, to our financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related condensed footnotes included within Part I, "Item 1. Financial Statements" in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2022. For additional information related to forward looking statements, please see “Cautionary Statement Regarding Forward-Looking Statements and Information,” which immediately follows the table of contents of this Quarterly Report on Form 10-Q.

ORGANIZATIONAL OVERVIEW
NexTier Oilfield Solutions Inc. is a predominately U.S. land oilfield service company, with a diverse set of well completion and production services across a variety of active and demanding basins. The Company is organized into two reportable segments:
•Completion Services, which consists of the following business lines: (i) hydraulic fracturing services; (ii) wireline and pumping services; and (iii) completion support services, which includes our Power Solutions natural gas fueling business, our proppant last mile logistics and storage business, and our research and technology department.
•Well Construction and Intervention Services ("WC&I"), which consists of our cementing services service line.
OPERATIONAL OVERVIEW
Market Trends and Influences
We provide our services in several of the most active basins in the United States, including the Permian, the Marcellus Shale/Utica, the Eagle Ford, Mid-Continental, Haynesville, and the Bakken/Rockies. The high density of our operations in the basins in which we are most active provides us the opportunity to leverage our fixed costs and to quickly respond with what we believe are highly efficient, integrated solutions that are best suited to address customer requirements.
Activity within our business segments is significantly impacted by spending on upstream exploration, development and production programs by our customers. Thus, our financial performance is affected by rig and well counts in North America, as well as oil and natural gas prices, which are discussed in more detail below. Also influencing our activity is the status of the global economy, which impacts oil and natural gas demand. Some of the more significant determinants of current and future spending levels of our customers are oil and natural gas prices, global oil supply and demand, supply chain disruptions, the world economy, rising interest rates, the availability of credit, government regulation, and global stability, which together drive worldwide drilling activity.
According to the weekly Baker Hughes Incorporated rig count information, total North America rig count during the first quarter of 2023 averaged 760 rigs, reflecting a decrease of approximately 2% as compared to the fourth quarter 2022 average of 776 rigs, but is still approximately 3% below the pre-COVID first quarter 2020 average of 785 rigs. North America rig count exited the first quarter of 2023 at 755 rigs. WTI prices entered the first quarter of 2023 at $80.16 and exited the quarter 6% lower at $75.68. Henry Hub Natural gas prices were down 40% from $3.52 on December 31, 2022 to $2.10 on March 31, 2023.
In the first quarter of 2023, we continued to see disciplined oil production from both OPEC+ and U.S. shale operators; in October 2022 OPEC+ indicated it would reduce oil production. The Russian invasion of Ukraine continues to increase uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia.

There has been some attrition through consolidation and other events that have made some progress in realigning frac supply with demand. We believe frac supply utilization was very tight in 2022 and remains so at the beginning of 2023. Against this backdrop, pricing for our services has improved considering demand for our services has remained strong. Contributing to the tightness, horsepower intensity for each fleet continues to grow as our industry adopts more complex completion techniques; as horsepower demand returns, we believe existing supply will be fully utilized across fewer fleets. The outlook for demand in oil basins remains strong, although the recent pullback in natural gas prices is expected to lessen demand for our services in basins where our customers are producing natural gas.
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

Global market supply chain and logistics constraints have also impacted our suppliers. We continue to see a more pronounced delay in lead times for certain components used in equipment, parts and supplies. Additionally, some shipments from overseas suppliers are experiencing transportation delays due to a lack of available containers and a backlog at incoming ports of entry. These delays in shipments could impact our availability to secure parts and inventory, although the ultimate impact is impractical to quantify at this time.
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
Strategic Direction

We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program as well as diesel substitution reduction technologies (such as dual fuel and electric fleet capabilities and the sand haul trailers acquired from CIG), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. NexTier's best-in-class digital platform has been applied to the NexTier operating fleets. In 2021, we launched our natural gas treatment and delivery (Power Solutions), including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby natural gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. This integrated strategy is designed to provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite. Given the positive market response, we have continued to invest and grow the Power Solutions footprint. Our acquisition of assets from CIG in 2022 is in line with our commitment to significantly expand our last mile logistics capabilities.
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

RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
The following is a comparison of our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Three Months Ended March 31,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2023	2022	2023	2022	$	%
Completion Services	$895,564	$602,620	96%	95%	$292,944	49%
WC&I	40,108	32,423	4%	5%	7,685	24%
Revenue	935,672	635,043	100%	100%	300,629	47%
Completion Services	642,929	496,286	69%	78%	146,643	30%
WC&I	31,015	28,370	3%	4%	2,645	9%
Costs of services	673,944	524,656	72%	83%	149,288	28%
Depreciation and amortization	58,645	55,163	6%	9%	3,482	6%
Selling, general and administrative expenses	39,681	35,859	4%	6%	3,822	11%
Merger and integration	161	9,232	0%	1%	(9,071)	(98%)
Loss (gain) on disposal of assets	3,770	(823)	0%	0%	4,593	(558%)
Operating income	159,471	10,956	17%	2%	148,515	1,356%
Other income (expense), net	(280)	5,370	0%	1%	(5,650)	(105%)
Interest expense	(6,198)	(7,374)	(1%)	(1%)	1,176	(16%)
Total other income (expense)	(6,478)	(2,004)	(1%)	0%	(4,474)	223%
Income tax expense	101,000	(160)	11%	0%	101,160	(63,225%)
Net income	$253,993	$8,792	27%	1%	$245,201	2,789%

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the three months ended March 31, 2023 increased by $300.6 million, or 47%, to $935.7 million from $635.0 million during the three months ended March 31, 2022. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the three months ended March 31, 2023 increased by $292.9 million, or 49%, to $895.6 million from $602.6 million during the three months ended March 31, 2022. The segment revenue increase is primarily attributable to a strong increase in the number of deployed hydraulic fracturing fleets, additional well-site integration and commodities, including our Power Solutions natural gas fueling services, and increases in wireline and pumping services. Improved market conditions and higher global commodity prices drove increased customer activity across all basins, and we realized strong pricing recovery in all services lines.
Well Construction and Intervention Services: WC&I segment revenue increased $7.7 million, or 24%, to $40.1 million during the three months ended March 31, 2023 from $32.4 million during the three months ended March 31, 2022. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing services resulting from improved market conditions and higher global oil and gas commodity prices, offset by the reduction due to the sale of the coil tubing service line in the third quarter of 2022.
Cost of Services: Cost of services during the three months ended March 31, 2023 increased by $149.3 million, or 28%, to $673.9 million from $524.7 million during the three months ended March 31, 2022. The increase is primarily due to significantly increased activity and utilization, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.

Equipment Utilization: Depreciation and amortization expense increased $3.5 million, or 6%, to $58.6 million during the three months ended March 31, 2023 from $55.2 million during the three months ended March 31, 2022. The increase is primarily driven by the increase in capital expenditures and finance lease right-of-use assets throughout the second half of 2022 and through the first quarter of 2023. The change in loss (gain) on disposal of assets was $4.6 million, or 558%, to a loss of $3.8 million during the three months ended March 31, 2023 from a gain of $0.8 million during three months ended March 31, 2022. This change was driven by a few early engine failures in the first quarter of 2023 compared to the sale of old equipment in the first quarter of 2022 at a gain.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, increased by $3.8 million, or 11%, to $39.7 million during three months ended March 31, 2023 compared to $35.9 million during the three months ended March 31, 2022. The increase was primarily driven by the increase in stock-based compensation.
Merger and integration expense: Merger and integration expense decreased by $9.1 million during the three months ended March 31, 2023 to $0.2 million from $9.2 million during the three months ended March 31, 2022. The decrease in merger and integration expense is related to the finalization of the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement. The earnout performance period was finalized on December 31, 2022.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended March 31, 2023 was negative 66.0% for $101.0 million of recorded net income tax benefit. During the quarter we recognized an income tax benefit of approximately $107.4 million due to the release of a valuation allowance on our deferred tax assets. This release as of March 31, 2023 is primarily due to entering into a three-year cumulative pre-tax book income position and reflects our increased expectation to utilize these deferred tax assets going forward based on improved operating results and market conditions. The normalized effective tax rate, excluding the release of the valuation allowance for the first quarter, was 4.2%. The difference between the normalized effective tax rate and the U.S. federal statutory rate is due to permanent book-to-tax differences, state income taxes and change in valuation allowance related to current year activities.

Material Changes to our Consolidated Balance Sheet

The following table presents the major indicators of our financial condition and liquidity.

	(Thousands of Dollars)
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$218,501	$218,476
Total current assets, excluding cash and cash equivalents	595,102	507,539
Total current liabilities, excluding current maturities of long-term debt and leases	596,745	513,396
Current maturities of long-term debt	14,086	14,004
Long-term debt, net of deferred financing costs and debt discount, less current maturities	$343,895	$347,425

Cash and cash equivalents remained relatively flat at $218.5 million as of March 31, 2023 compared to $218.5 million as of December 31, 2022. The effectively unchanged balance in cash and cash equivalents was due to the continued profitability with strong cash collections, offset by cash flows used in capital expenditures, payments on our debt obligations, finance leases, and our share repurchase program.

Total current assets, excluding cash and cash equivalents was $595.1 million as of March 31, 2023, an increase of $87.6 million, or 17%, compared to $507.5 million as of December 31, 2022. Total current liabilities, excluding current maturities of long-term debt and leases was $596.7 million as of March 31, 2023, an increase of $83.3 million, or 16%, compared to $513.4 million as of December 31, 2022. The increase in total current assets, excluding cash and cash equivalents, was due to increases in customer receivables while the increase in total current liabilities, excluding current maturities of long-term debt and leases, was due to higher levels of accounts payables partially offset by a decrease in accrued expenses..

Long-term debt, net of deferred financing costs and debt discount, less current maturities was $343.9 million as of March 31, 2023, a decrease of $3.5 million, or 1%, as compared to $347.4 million as of December 31, 2022. The decrease in long-term debt, net of deferred financing costs and debt discount, less current maturities was primarily driven by the principal payments made throughout the period.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$218,501	$218,476
Debt, net of unamortized deferred financing costs and unamortized debt discount	$357,981	$361,429

	(Thousands of Dollars)
	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$173,253	$28,666
Net cash used in investing activities	$(96,915)	$(26,514)
Net cash used in financing activities	$(76,309)	$(12,774)

Significant sources and uses of cash during the three months ended March 31, 2023
Sources of cash:
•Operating activities:
–Net cash provided by operating activities during the three months ended March 31, 2023 was $173.3 million. This was primarily driven by improved profitability with discipline in capital allocation, improved market conditions and higher global commodity prices, which drove increased customer activity across all basins, as well as realized strong pricing recovery in all services lines. Pricing improvements, coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation and led to overall costs increasing at a lower rate than revenue increased.
Uses of cash:
•Investing activities:
–Net cash used in investing activities during the three months ended March 31, 2023 was $96.9 million. The activity consists primarily of purchases of property and equipment of $61.0 million, advances of deposit on equipment of $36.5 million, and implementation of software of $1.6 million, offset by proceeds from disposal of assets of $2.1 million.
•Financing activities:
–Net cash used in financing activities during the three months ended March 31, 2023 was $76.3 million. The activity consists primarily of payments made related to repayment of the 2018 Term Loan Facility and the Equipment Loan of $3.8 million, repayment of our finance leases of $5.7 million, repayment of our financing liabilities of $1.8 million, repurchase and retirement of shares related to stock-based compensation of $10.0 million, and repurchase and retirement of shares related to share repurchase program of $55.0 million.
Significant sources and uses of cash during the three months ended March 31, 2022
Uses of cash:
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
•Financing activities:
–Net cash used in financing activities during the three months ended March 31, 2022 was $12.8 million. The activity consists primarily of payments made related to cash used to repay the 2018 Term Loan Facility and the Equipment Loan of $3.6 million, cash used to repay our finance leases of $2.8 million, cash used to repay our financing liabilities of $2.4 million, and share repurchased and retired related to stock-based compensation of $4.0 million
Future sources and use of cash
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

We continue to expect capital expenditures to be approximately $350.0 million in 2023. We continue to expect the majority of our spend to be in the first half of the year due to the expected delivery of our first electric fleet, the front loaded investments in wellsite integration services including Power Solutions and last mile logistics, as well as further investments to increase our capitalized component spare parts.
    Debt service for the year ended December 31, 2023 is projected to be $54.5 million, of which $13.2 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations.
We will be using cash to perform our obligations under the earnout related to the Alamo Acquisition. In addition, the Company may execute the $83.6 million remaining in the share repurchase program between now and December 31, 2023. We anticipate that any payments due under the earnout and used for the share repurchase program will be funded by cash flows from operations.
    Other factors affecting liquidity
Financial position in current market. As of March 31, 2023, we had $218.5 million of cash and a total of $412.0 million available under our 2019 ABL Facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our 2019 ABL Facility will provide sufficient liquidity to cover our estimated short-term (i.e., the next 12 months) and long-term (i.e., beyond the next 12 months) funding needs, including for capital expenditures, debt service, and working capital investments.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $22.6 million of letters of credit were outstanding as of March 31, 2023.
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
Long-Term Debt Arrangements
2019 ABL Facility
We and certain of our subsidiaries as additional borrowers and guarantors, are parties to the 2019 ABL Facility that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million sub-facility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of March 31, 2023, we had no outstanding principal amounts under the 2019 ABL Facility. The 2019 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the ABL Facility), and we were in compliance with those covenants as of March 31, 2023.
2018 Term Loan Facility
On May 25, 2018, we and certain of our subsidiaries as guarantors entered into the 2018 Term Loan Facility with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance the Company's then-existing term loan facility and to repay related fees and expenses, with the excess proceeds to fund general corporate purposes. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility), and we were in compliance with those covenants as of March 31, 2023.
Equipment Loan
On August 20, 2021, the Company entered into the Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides the backdrop for the Company to enter into secured equipment financing term loans from time to time in an aggregate amount of up to $46.5 million (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the term notes contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Master Agreement. As of March 31, 2023, the Company was in compliance with all covenants.
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
A critical accounting estimate is one that requires a high level of subjective judgment by management and has a material impact to our financial condition or results of operations. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included within Part I, "Item 1. Financial Statements" of this Quarterly Report on Form 10-Q, as well as our consolidated and combined financial statements and related notes included in Part II, "Item 8. Financial Statements and Supplementary Data" and Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Pronouncements
For discussion on the potential impact of new accounting pronouncements issued but not yet adopted, see Note (16) New Accounting Pronouncements of Part I, "Item 1. Financial Statements."

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of March 31, 2023, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan Facility. As of March 31, 2023, we had $333.4 million aggregate principal amount outstanding under the 2018 Term Loan Facility. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan Facility would have a $0.8 million impact on interest expense for the three months ended March 31, 2023, respectively.
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
Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk are trade receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts. For certain additional information regarding credit risk related to derivative instruments we hold, see Note (7) Derivatives of Part I, "Item 1. Financial Statements".

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
    The information in response to this item is incorporated herein by reference from Note (13) Commitments and Contingencies of Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
The statements in this section describe the known material risks to our business and should be considered carefully. There have been no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1),(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2).(3)	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 1, 2023 through January 31, 2023	3,089,010	$8.92	1,972,151	$120,815,024
February 1, 2023 through February 28, 2023	2,602,763	9.08	2,597,856	97,233,844
March 1, 2023 through March 31, 2023	1,521,027	9.05	1,500,000	83,643,454
Total	7,212,800	$9.00	6,070,007	$83,643,454

(1) Includes 1,142,793 shares that were withheld by us in the first quarter of 2023 at the average price per share of $8.71 to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.
(2) On October 25, 2022, the Company announced the board of directors approved a new share repurchase program for up to $250.0 million through December 31, 2023. The share repurchase program may be executed from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, through 10b5-1 plans, or by other means. The amount, timing and terms of any share repurchases will be determined based on prevailing market conditions and other factors, including applicable black-out periods. The share repurchase program does not obligate NexTier to purchase any shares of common stock during any period and the program may be modified or suspended at any time at NexTier’s discretion. This table includes only cash repurchases of shares as of March 31, 2023. The Company expects to fund the repurchases by using cash on hand cash flow to be generated through December 31, 2023.

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

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 26, 2023.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Dipo Iluyomade
Dipo Iluyomade
Chief Accounting Officer and Duly Authorized Officer