Form 10-Q
period 2023-06-30
NEXTIER OILFIELD SOLUTIONS INC.
filed 2023-07-26
CIK 1688476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2023, the registrant had 228,552,549 shares of common stock outstanding.
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
•The impact of inflation on our business; and
•Risks related to our merger with Patterson-UTI Energy, Inc. ("Patterson-UTI").

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

PART I

Item 1. Financial Statements

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except par value)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$310,166	$218,476
Trade and other accounts receivable, net	443,741	397,197
Inventories, net	73,415	66,395
Prepaid and other current assets	49,571	43,947
Total current assets	876,893	726,015
Operating lease right-of-use assets	29,178	18,659
Finance lease right-of-use assets	93,565	43,714
Property and equipment (net of accumulated depreciation of $1,034,693 and $1,002,684)	796,197	679,513
Goodwill	192,780	192,780
Intangible assets (net of accumulated amortization of $90,873 and $82,043)	48,373	50,586
Deferred income taxes	112,926	—
Other noncurrent assets	13,654	15,901
Total assets	$2,163,566	$1,727,168
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$347,589	$202,936
Accrued expenses	191,053	281,715
Customer contract liabilities	19,377	19,377
Current maturities of long-term operating lease liabilities	9,930	6,083
Current maturities of long-term finance lease liabilities	52,605	19,855
Current maturities of long-term debt	14,176	14,004
Other current liabilities	5,446	9,368
Total current liabilities	640,176	553,338
Long-term operating lease liabilities, less current maturities	17,856	13,267
Long-term finance lease liabilities, less current maturities	21,479	11,925
Long-term debt, net of unamortized deferred financing costs and unamortized debt discount, less current maturities	340,327	347,425
Other noncurrent liabilities	14,477	11,294
Total noncurrent liabilities	394,139	383,911
Total liabilities	1,034,315	937,249
Stockholders' equity
Common stock, par value $0.01 per share (authorized 500,000 shares, issued and outstanding 228,549 and 233,995 shares, respectively)	2,285	2,340
Paid-in capital in excess of par value	942,563	1,007,492
Retained earnings (deficit)	177,862	(226,195)
Accumulated other comprehensive income	6,541	6,282
Total stockholders' equity	1,129,251	789,919
Total liabilities and stockholders' equity	$2,163,566	$1,727,168

See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(Amounts in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$945,091	$842,912	$1,880,763	$1,477,955
Operating costs and expenses:
Cost of services(1)	676,299	649,866	1,350,243	1,174,522
Depreciation and amortization	63,502	58,794	122,147	113,957
Selling, general and administrative expenses	39,699	35,855	79,380	71,714
Merger and integration	5,275	23,682	5,436	32,914
Loss (gain) on disposal of assets	5,772	(866)	9,542	(1,689)
Total operating costs and expenses	790,547	767,331	1,566,748	1,391,418
Operating income	154,544	75,581	314,015	86,537
Other income (expense):
Other income, net	2,927	1,461	2,647	6,831
Interest expense, net	(7,307)	(7,344)	(13,505)	(14,718)
Total other income (expense)	(4,380)	(5,883)	(10,858)	(7,887)
Income before income taxes	150,164	69,698	303,157	78,650
Income tax benefit (expense)	(100)	(1,240)	100,900	(1,400)
Net income	150,064	68,458	404,057	77,250
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(318)	538	(322)	253
Hedging activities	2,624	1,565	2,066	7,177
Total comprehensive income	$152,370	$70,561	$405,801	$84,680

Net income per share:
Basic net income per share	$0.66	$0.28	$1.75	$0.32
Diluted net income per share	$0.64	$0.27	$1.72	$0.31

Weighted-average shares outstanding: basic	229,033	243,969	231,084	243,621
Weighted-average shares outstanding: diluted	233,222	250,775	235,202	249,462

(1) Cost of services during the three and six months ended June 30, 2023 excludes depreciation of $60.3 million and $115.9 million, respectively. Cost of services during the three and six months ended June 30, 2022 excludes depreciation of $54.3 million and $105.2 million, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock	Paid-in capital in excess of par value	Retained earnings (deficit)	Accumulated other comprehensive income	Total
Balance as of December 31, 2022	$2,340	$1,007,492	$(226,195)	$6,282	$789,919
Stock-based compensation	35	8,818	—	—	8,853
Shares repurchased and retired related to stock-based compensation	(11)	(9,971)	—	—	(9,982)
Shares repurchased and retired related to stock repurchase program	(59)	(53,388)	—	—	(53,447)
Other comprehensive loss	—	—	—	(1,220)	(1,220)
Net income	—	—	253,993	—	253,993
Balance as of March 31, 2023	2,305	952,951	27,798	5,062	988,116
Stock-based compensation	7	8,219	—	—	8,226
Shares repurchased and retired related to stock-based compensation	(4)	(276)	—	—	(280)
Shares repurchased and retired related to stock repurchase program	(23)	(17,834)	—	—	(17,857)
Excise tax on share repurchases	—	(497)	—	—	(497)
Other comprehensive income	—	—	—	1,479	1,479
Net income	—	—	150,064	—	150,064
Balance as of June 30, 2023	$2,285	$942,563	$177,862	$6,541	$1,129,251

	Common stock	Paid-in capital in excess of par value	Retained deficit	Accumulated other comprehensive income (loss)	Total
Balance as of December 31, 2021	$2,420	$1,094,020	$(541,164)	$(8,259)	$547,017
Stock-based compensation	19	7,796	—	—	7,815
Shares repurchased and retired related to stock-based compensation	—	(3,953)	—	—	(3,953)
Other comprehensive income	—	—	—	6,014	6,014
Net income	—	—	8,792	—	8,792
Balance as of March 31, 2022	2,439	1,097,863	(532,372)	(2,245)	565,685
Stock-based compensation	7	7,540	—	—	7,547
Shares repurchased and retired related to stock-based compensation	(4)	(397)	—	—	(401)
Other comprehensive income	—	—	—	2,794	2,794
Net income	—	—	68,458	—	68,458
Balance as of June 30, 2022	$2,442	$1,105,006	$(463,914)	$549	$644,083
See accompanying notes to unaudited condensed consolidated financial statements.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$404,057	$77,250
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	122,147	113,957
Amortization of deferred financing fees	1,110	1,076
Loss (gain) on disposal of assets	9,542	(1,689)
Payments for contingent consideration	(37,324)	(2,500)
Gain on financial instrument and derivatives, net	(1,485)	(6,302)
Stock-based compensation	19,831	16,995
Gain on insurance proceeds recognized in other income	(1,133)	—
Deferred income tax benefit	(112,926)	—
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable, net	(46,520)	(154,898)
Increase in inventories	(13,745)	(19,780)
Decrease in prepaid and other current assets	1,659	18,559
Decrease in other assets	5,813	7,113
Increase in accounts payable	105,123	51,940
(Decrease) increase in accrued expenses	(50,532)	69,998
Decrease in customer contract liabilities	—	(2,192)
Decrease in other liabilities	(6,410)	(23,027)
Net cash provided by operating activities	399,207	146,500
Cash flows from investing activities:
Purchase of property and equipment	(181,427)	(81,290)
Advances of deposit on equipment	(13,965)	(3,416)
Implementation of software	(5,349)	(1,991)
Proceeds from disposal of assets	5,280	9,223
Assets and business acquisition	—	482
Proceeds from insurance recoveries	104	20
Net cash used in investing activities	(195,357)	(76,972)
Cash flows from financing activities:
Payments on the term loan facility and asset based revolver	(7,638)	(7,259)
Payments on finance leases	(14,535)	(6,621)
Payment of debt issuance costs	—	(110)
Shares repurchased and retired related to share repurchase program	(72,849)	—
Payments for financing liabilities	(3,473)	(3,996)
Payments for contingent consideration	(3,081)	—
Shares repurchased and retired related to stock-based compensation	(10,262)	(4,354)
Net cash used in financing activities	(111,838)	(22,340)
Non-cash effect of foreign translation adjustments	(322)	253
Net increase in cash, cash equivalents and restricted cash	91,690	47,441
Cash and cash equivalents, beginning	218,476	110,695
Cash and cash equivalents, ending	$310,166	$158,136

Supplemental disclosure of cash flow information:

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Cash paid during the period for:
Interest expense, net	$12,270	$13,366
Income taxes	$14,114	$710
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(39,937)	$(17,318)
Non-cash additions to finance right-of-use assets	56,923	6,222
Non-cash additions to finance lease liabilities, including current maturities	(57,117)	(6,020)
Non-cash additions to operating right-of-use assets	16,032	2,886
Non-cash additions to operating lease liabilities, including current maturities	$(14,401)	$(2,848)

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
Management believes the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2023 and the results of its operations and cash flows for the three and six months ended June 30, 2023 and 2022. Such adjustments are of a normal recurring nature. All intercompany transactions and balances have been eliminated.
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
The Alamo Acquisition was completed for cash consideration of $100.0 million, equity consideration of 26 million shares of the Company’s common stock valued at $82.3 million, post-closing services valued at $30.0 million, an estimated $15.9 million of contingent consideration, $7.4 million of non-contingent consideration, and a net working capital settlement of $0.5 million that was finalized in the fourth quarter of 2021 and was paid to the Company in the first quarter of 2022. The contingent consideration includes a Tier II upgrade payment and earnout payments, which were contingent upon the achievement of certain performance targets, as described in the Purchase Agreement. The earnout period ended in the fourth quarter of 2022, the performance targets were achieved, and the Company agreed with Alamo Frac Holdings, LLC and the group to cumulative earnout payments of $73.8 million, which were fully paid as of June 30, 2023.
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
(c) Merger with Patterson-UTI Energy, Inc.
On June 14, 2023, NexTier Oilfield Solutions Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Patterson-UTI Energy, Inc. ("Patterson-UTI"), Pecos Merger Sub Inc. ("Merger Sub Inc.") a wholly owned subsidiary of Patterson-UTI, and Pecos Second Merger Sub LLC ("Merger Sub LLC") a wholly owned subsidiary of Patterson-UTI providing that, among other things and subject to the terms and conditions of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement):
•Merger Sub Inc. will merge with and into NexTier, with NexTier continuing as the surviving entity (the “Surviving Corporation”) (the “First Company Merger”) and immediately following the First Company Merger, the Surviving Corporation will merge with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving entity (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”);
•Each share of common stock, par value $0.01 per share, of NexTier (“NexTier Common Stock”) then issued and outstanding immediately prior to the Effective Time (including each NexTier restricted stock award) will be converted into the right to receive 0.7520 shares of common stock, par value $0.01 per share, of Patterson-UTI (“Patterson-UTI Common Stock”);
•Each share NexTier Common Stock held in treasury by NexTier or owned directly or indirectly by Patterson-UTI, Merger Sub Inc. or Merger Sub LLC will be automatically cancelled and will cease to exist, and no consideration will be issued therefor; and
•Upon consummation of the Mergers and the other transactions contemplated by the Merger Agreement (the “Transactions”), NexTier will be a wholly owned subsidiary of Patterson-UTI.
The consummation of the Merger Agreement is subject to the satisfaction or waiver of certain conditions, including, among others:
•The adoption of the Merger Agreement by holders of at least a majority of the outstanding shares of NexTier Common Stock;
•the approval of the Share Issuance by the holders of shares of Patterson-UTI Common Stock representing a majority of votes cast on the Share Issuance; and
•The expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").
NexTier has agreed to operate its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, subject to specific exceptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on operations, as set forth in the Merger Agreement.
(4)    Inventories, net
Inventories, net, consisted of the following as of June 30, 2023 and December 31, 2022:

	(Thousands of Dollars)
	June 30, 2023	December 31, 2022
Sand, including freight	$12,773	$15,901
Chemicals and consumables	6,481	6,854
Materials and supplies	54,161	43,640
Total inventory, net	$73,415	$66,395
Inventories are reported net of obsolescence reserves of $3.5 million and $3.4 million as of June 30, 2023 and December 31, 2022, respectively. The Company released $0.2 million of its obsolescence reserve and recognized $0.1 million of obsolescence expense, during the three and six months ended June 30, 2023, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(5)    Long-Term Debt
Long-term debt at June 30, 2023 and December 31, 2022 consisted of the following:

	(Thousands of Dollars)
	June 30, 2023	December 31, 2022
2018 Term Loan Facility	$332,500	$334,250
2021 Equipment Loan	24,589	30,342
Other long-term debt	138	273
Less: Unamortized debt discount and debt issuance costs	(2,724)	(3,436)
Total debt, net of unamortized debt discount and debt issuance costs	354,503	361,429
Less: Current portion	(14,176)	(14,004)
Long-term debt, net of unamortized debt discount and debt issuance costs	$340,327	$347,425
Below is a summary of the Company’s credit facilities outstanding as of June 30, 2023:

	(Thousands of Dollars)
	2021 Equipment Loan	2019 ABL Facility	2018 Term Loan Facility
Original facility size	$46,500	$450,000	$350,000
Outstanding balance	$24,589	$—	$332,500
Letters of credit issued	$—	$19,650	$—
Available borrowing base commitment	n/a	$411,300	n/a
Interest Rate(1)	5.25%	SOFR or base rate plus applicable margin	SOFR or base rate plus applicable margin
Maturity Date	June 1, 2025	October 31, 2024	May 25, 2025
(1)    Secured Overnight Financing Rate (“SOFR”) is subject to a 1.00% floor.
In accordance with Reference Rate Reform (Topic 848) as described further in Note (16) New Accounting Pronouncements herein, on June 8, 2023 the Company amended both the 2019 ABL Facility and 2018 Term Loan Facility agreements to replace the use of the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate ("SOFR") in the calculation of each facility's respective interest rate plus an applicable margin.
Maturities of the 2018 Term Loan Facility, 2021 Equipment Loan (each as defined herein), and Other long-term debt for the next five years are presented below:

(Thousands of Dollars)
Year-end December 31,
2023	$7,791
2024	15,790
2025	333,646
2026	—
2027	—
$357,227
For additional information regarding the terms of the Company's credit facilities, see Note (8) Long-Term Debt to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
(6) Significant Risks and Uncertainties
The Company operates in two reportable segments: Completion Services and WC&I, with significant concentration in the Completion Services segment. During the three months ended June 30, 2023 and 2022, sales to Completion Services customers represented 96% and 95% of the Company's consolidated revenue, respectively. During the six months ended June 30, 2023 and 2022, sales to Completion Services customers represented 96% and 95% of the Company's consolidated revenue, respectively.
    The Company depends on its customers' willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas onshore in the U.S. This activity is driven by many factors, including current and expected crude oil and natural gas prices.
From the end of the fourth quarter of 2019 through mid-August 2020, the U.S. active rig count decreased by 70%, from 805 to 244 rigs before recovering to 351 rigs by the end of 2020. In 2021, the U.S. active rig count recovery continued, increasing 67% from 351 rigs at the end of 2020 to 586 rigs by the end of 2021. The activity growth since the end of 2021 continued to improve through the first quarter of 2023, closing at 755 active rigs. However, active rig count has since decreased slightly through the second quarter of 2023, closing at 674 active rigs as of June 30, 2023, though still up 15% from the end of 2021.
     Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. For the three months ended June 30, 2023, the Company had one customer in the completions services segment that individually represented 12%, or $111.2 million, of the Company's consolidated revenue. For the three months ended June 30, 2022, there were no customers considered significant. For the six months ended June 30, 2023 and 2022, the Company had one significant customer in the Completions Services segment that individually represented 10% or $183.6 million and 10% or $142.1 million of the Company's consolidated revenue, respectively.
For the three and six months ended June 30, 2023 and 2022, there were no suppliers that individually represented more than 5% of the Company's overall purchases.
(7) Derivatives
    The Company uses an interest-rate-related derivative instrument to manage its variability of cash flows associated with changes in interest rates on its variable-rate debt.
On June 8, 2023, the Company entered into Amendment No. 1 (the “TL Amendment”) to the Term Loan Agreement (the "TL Agreement"), dated May 25, 2018, by and among the Company, as parent guarantor, Keane Group Holdings LLC, as lead borrower, certain other subsidiaries of the Company as additional borrowers and guarantor parties thereto, the lender parties thereto and Barclays Bank PLC, as administrative agent and collateral agent. The TL Agreement governs the 2018 Term Loan Facility as otherwise described herein. The TL Amendment to the TL Agreement provides, among other things, for replacement of LIBOR with the term SOFR (as defined in the TL Amendment), plus a credit spread adjustment of 11.48 basis points as the reference rate for purposes of calculating interest under the TL Agreement and updates certain other provisions of the TL Agreement to reflect the transition from LIBOR to term SOFR. The TL Agreement had an initial aggregate principal amount of $350.0 million and, as made effective by the TL Amendment, has a variable interest rate based on SOFR, subject to a 1.0% floor. In June 2023, the Company terminated its existing interest rate swap executed June 22, 2018, and executed a new interest rate swap effective through March 31, 2025, to hedge its expected variable cash flows indexed to SOFR. The new interest rate swap is indexed to 1-month SOFR subject to a 1% floor to match the amended TL Agreement. The termination of the pre-existing interest swap and execution of a new interest rate swap qualifies as a contract modification within the scope of ASC 848, Reference Rate Reform, as the updated terms exclusively pertain to the reference rate. The Company is applying the following optional expedients as provided by ASC 848: (i) option to not de-designate a hedging relationship due to a change in a critical term, and (ii) option to apply certain expedients for the application of subsequent assessment methods for cash flow hedges.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
    The following tables present the fair value of the Company's derivative instrument on a gross and net basis as of the periods shown below:

	(Thousands of Dollars)
	Derivative designated as hedging instruments	Derivative not designated as hedging instruments	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Balance Sheet(1)	Net Amounts Presented in the Balance Sheet(2)
As of June 30, 2023:
Other current asset	$4,665	$—	$4,665	$—	$4,665
Other noncurrent asset	2,247	—	2,247	—	2,247
As of December 31, 2022:
Other current asset	3,870	—	3,870	—	3,870
Other noncurrent asset	$2,816	$—	$2,816	$—	$2,816

(1) Agreements are in place that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements.
(2) There are no amounts subject to an enforceable master netting arrangement that are not netted in these amounts. There are no amounts of related financial collateral received or pledged.
The following table presents gains and losses for the Company's interest rate derivative designated as cash flow hedges (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Location
Amount of gain (loss) recognized in total other comprehensive income on derivative	$2,624	$1,565	$2,066	$7,177	OCI
Amount of gain (loss) reclassified from accumulated other comprehensive income (loss) into earnings	$827	$(691)	$1,485	$(1,378)	Interest Expense
The gain (loss) recognized in other comprehensive income for the derivative instrument is presented within hedging activities in the Condensed Consolidated Statements of Operations and Comprehensive Income.
There were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values as of June 30, 2023, $4.0 million of net gains will be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
See Note (8) Fair Value Measurements and Financial Information for discussion on fair value measurements related to the Company's derivative instrument.
(8) Fair Value Measurements and Financial Information
The Company discloses the required fair values of financial instruments in its assets and liabilities under the hierarchy guidelines, in accordance with GAAP. As of June 30, 2023, the Company's financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative instruments, and long-term debt. As of June 30, 2023 and December 31, 2022, the carrying values of the Company's financial instruments, included in its Condensed Consolidated Balance Sheets, approximated or equaled their fair values.
Recurring Fair Value Measurement
As of June 30, 2023 and December 31, 2022, the Company had one financial instrument measured at fair value on a recurring basis, which is its interest rate derivative (see Note (7) Derivatives above). During the year ended December 31, 2022, the Company also measured the fair value of the earnout payments originating from the Alamo Acquisition on a recurring basis. The earnout period ended in the fourth quarter of 2022, the performance targets were achieved, and the Company has agreed with Alamo Frac Holdings, LLC and the owner group to cumulative earnout payments of $73.8 million, which were fully paid as of June 30, 2023.

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
The fair market value of the derivative financial instrument reflected on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 was determined using industry-standard models that consider various assumptions, including current market and contractual rates for the underlying instrument, time value, implied volatilities, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace through the full term of the instrument and can be supported by observable data.
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
The following tables present the placement in the fair value hierarchy of assets and liabilities that were measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in thousands of dollars):

		Fair value measurements at reporting date using
	June 30, 2023	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$6,912	$—	$6,912	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets:
Interest rate derivative	$6,686	$—	$6,686	$—
Credit Risk
The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents, the derivative contract and trade receivables.
The Company's cash balances on deposit with financial institutions totaled $310.2 million and $218.5 million as of June 30, 2023 and December 31, 2022, respectively, which exceeded Federal Deposit Insurance Corporation insured limits. The Company regularly monitors these institutions' financial condition.
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
The majority of the Company's trade receivables have payment terms of 30 to 60 days. Significant customers are those that individually account for 10% or more of the Company's consolidated revenue or total accounts receivable. As of June 30, 2023, there were two customers considered significant each representing 12% or $42.0 million and $40.2 million, respectively, of the Company's total trade receivables. As of December 31, 2022, trade receivables from two customers individually represented 11% and 10% or $30.9 million and $29.8 million, respectively, of the Company’s total accounts receivable.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
The Company mitigates the associated credit risk by performing credit evaluations and monitoring the payment patterns of its customers. The Company has a process in place to collect substantially all receivables within 30 to 60 days of aging. As of June 30, 2023 and December 31, 2022, the Company had $1.2 million and $1.4 million in allowance for credit losses, respectively.
During the three and six months ended June 30, 2023, the Company did not recognize any bad debt expense.
(9) Stock-Based Compensation
As of June 30, 2023, the Company has five types of stock-based compensation outstanding under its Equity Award Plans: (i) restricted stock awards issued to independent directors, (ii) restricted stock units issued to executive officers and key management employees, (iii) non-qualified stock options issued to executive officers, (iv) performance-based restricted stock awards issued to executive officers and key management employees, (v) and cash-settled performance unit awards issued to executive officers and key management employees.
The following table summarizes stock-based compensation costs for the three and six months ended June 30, 2023 and 2022 (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Liability-classified awards
Cash-settled awards	$1,610	$972	$2,752	$1,633
Equity-classified awards
Restricted stock awards	336	317	639	628
Restricted stock time-based unit awards	5,524	5,029	11,737	10,420
Restricted stock performance-based unit awards	2,366	2,201	4,703	4,314
Stock-based compensation cost	9,836	8,519	19,831	16,995
Tax Benefit(1)	(257)	(1,220)	(1,749)	(2,559)
Stock-based compensation cost, net of tax	$9,579	$7,299	$18,082	$14,436
(1) Any tax benefit for stock-based compensation during the six months ended June 30, 2023 will be offset by the change in valuation allowance. The Company was in a valuation allowance position during the six months ended June 30, 2023.
For additional information regarding stock-based compensation, refer to Note (12) Stock-Based Compensation of the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.
10) Stockholders’ Equity
(a) Vesting of Stock Awards
During the three and six months ended June 30, 2023, 377,418 and 2,779,891 shares were issued, net of share settlements for payment of payroll taxes, upon the vesting of stock-based compensation awards. Shares withheld during the period were immediately retired by the Company.
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
During the three and six months ended June 30, 2023, the Company repurchased 2,323,896 and 8,225,834 shares of its common stock for $17.9 million and $71.3 million at an average price of $7.68 and $8.67, respectively. As of June 30, 2023, the Company has settled a total of 19,697,425 share repurchases since the announcement of the program for $184.2 million at an average

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
price of $9.35. Given the pending merger agreement with Patterson-UTI, the Company has suspended the share repurchase plan. The combined company remains committed to return 50% of its free cash flow to shareholders on an annual basis.
The Company accounts for the purchase price of repurchased common shares in excess of par value as a reduction of additional paid-in capital, and will continue to do so until additional paid-in capital is reduced to zero. Thereafter, any excess purchase price will be recorded as a reduction to retained earnings.
As enacted by the Inflation Reduction Act of 2022 ("IRA"), the Company accrued stock repurchase excise tax of $0.5 million for the three and six months ended June 30, 2023.
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
A reconciliation of the numerators and denominators used for the basic and diluted net income per share computations is as follows (in thousands of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$150,064	$68,458	$404,057	$77,250

Denominator:
Basic weighted-average common shares outstanding	229,033	243,969	231,084	243,621
Dilutive effect of restricted stock awards granted to Board of Directors	83	195	76	180
Dilutive effect of time-based restricted stock awards granted under the Equity Plan	2,565	5,223	2,546	4,628
Dilutive effect of performance-based restricted stock awards granted under the Equity Plan	1,541	1,388	1,496	1,033
Diluted weighted-average common shares outstanding	233,222	250,775	235,202	249,462

(12) Income Taxes
During the three and six months ended June 30, 2023, the Company recognized an income tax benefit of approximately $5.5 million and $112.9 million, respectively, due to partial releases of the valuation allowance on our deferred tax assets. These releases were primarily due to entering into a three-year cumulative pre-tax book income position and reflects our increased expectation to utilize these deferred tax assets going forward based on improved operating results and market conditions. Income tax expense for the three and six months ended June 30, 2023 prior to the release of the valuation allowance of $5.5 million and $112.9 million, respectively, was $5.6 million and $12.0 million, respectively, which resulted in net income tax expense of $0.1 million and net income tax benefit of $100.9 million, respectively.
For additional information regarding income taxes, refer to Note (17) Income Taxes of the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2022.
(13) Commitments and Contingencies
As of June 30, 2023 and December 31, 2022, the Company had $16.2 million and $4.9 million of deposits on equipment, respectively. Outstanding purchase commitments on equipment were $142.6 million and $225.5 million, as of June 30, 2023 and December 31, 2022, respectively.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
As of June 30, 2023, the Company had a letter of credit of $19.7 million under the 2019 ABL Facility (as defined herein).
Aggregate minimum commitments under long-term raw material supply contracts for the next five years as of June 30, 2023 are listed below:

(Thousands of Dollars)
2023	$21,439
2024	18,464
2025	3,960
2026	—
2027	—
$43,863
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
Regulatory Audits
The Company is subject to routine audits by taxing authorities. As of June 30, 2023, the Company had recorded estimates of potential assessments, the majority of which is related to an estimate of $14.8 million of potential assessment and exposures for all taxing jurisdictions related to the Alamo Acquisition. As of June 30, 2023, the Company also has an offsetting indemnification receivable of $14.8 million from the Owner Group, recorded pursuant to the Purchase Agreement, in Prepaid and other current assets in the Condensed Consolidated Balance Sheet. Both the estimated liability and indemnification receivable were recorded in the purchase price allocation at the time of the Alamo Acquisition in 2021. During the year ended December 31, 2022, the Company obtained additional information that resulted in a reduction of the Company's accrual and offsetting indemnification receivable related to this audit by $2.9 million. There were no material changes to the accrual and the offsetting indemnification receivable during the quarter ended June 30, 2023.
(14) Related Party Transactions
Cerberus Operations and Advisory Company, Cerberus Capital Management, L.P., and Cerberus Technology Solutions LLC, affiliates of the Company's principal equity holder, provide certain consulting services to the Company. The Company paid less than $0.1 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, for these services. The Company paid less than $0.1 million and $0.4 million during the six months ended June 30, 2023 and 2022, respectively, for these services.

As part of the Purchase Agreement, the Company agreed to provide certain post-closing services to Alamo Frac Holdings, LLC valued at $30.0 million in the aggregate. During the three and six months ended June 30, 2023, the Company did not provide any services to Alamo Frac Holdings, LLC as part of the Purchase Agreement. The Company has a remaining customer contract liability related to these services of $19.4 million as of June 30, 2023.
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
Well Construction and Intervention Services
 Following the sale of the Company's coiled tubing assets, the Company’s WC&I Services segment consists of cementing services.
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

	(Thousands of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operations by business segment
Adjusted gross profit:
Completion Services(1)	$260,080	$184,730	$512,715	$291,064
WC&I(1)	8,712	8,316	17,805	12,369
Total adjusted gross profit	$268,792	$193,046	$530,520	$303,433
(1)    Adjusted gross profit at the segment level is not considered to be a non-GAAP financial measure as it is the Company's segment measure of profitability and is required to be disclosed under GAAP pursuant to ASC 280. Adjusted gross profit is defined as revenue less cost of services excluding depreciation and amortization, further adjusted to eliminate items in cost of services that management does not consider in assessing ongoing performance.

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements

	(Thousands of Dollars)
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$905,518	$39,573	$945,091	$1,801,082	$79,681	$1,880,763
Cost of Services	645,438	30,861	676,299	1,288,367	61,876	1,350,243
Gross profit excluding depreciation and amortization	260,080	8,712	268,792	512,715	17,805	530,520
Management adjustments associated with cost of services	—	—	—	—	—	—
Adjusted gross profit	$260,080	$8,712	$268,792	$512,715	$17,805	$530,520

	(Thousands of Dollars)
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Revenue	$801,049	$41,863	$842,912	$1,403,669	$74,286	$1,477,955
Cost of Services	616,319	33,547	649,866	1,112,605	61,917	1,174,522
Gross profit excluding depreciation and amortization	184,730	8,316	193,046	291,064	12,369	303,433
Management adjustments associated with cost of services	—	—	—	—	—	—
Adjusted gross profit	$184,730	$8,316	$193,046	$291,064	$12,369	$303,433

	(Thousands of Dollars)
	June 30, 2023	December 31, 2022
Total assets by segment:
Completion Services	$1,629,596	$1,404,557
WC&I	40,394	38,150
Corporate and Other	493,576	284,461
Total assets	$2,163,566	$1,727,168
Goodwill by segment:
Completion Services	$192,780	$192,780
WC&I	—	—
Corporate and Other	—	—
Total goodwill	$192,780	$192,780

NEXTIER OILFIELD SOLUTIONS INC. AND SUBSIDIARIES
Notes to the Unaudited Condensed Consolidated Financial Statements
Disaggregation of Revenue
Revenue activities during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	(Thousands of Dollars)			(Thousands of Dollars)
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Geography
Northeast	$143,117	$8,299	$151,416	$306,578	$16,326	$322,904
Central	174,587	—	174,587	365,595	—	365,595
West Texas	507,510	29,088	536,598	987,734	59,665	1,047,399
West	78,569	2,186	80,755	137,334	3,690	141,024
International	1,735	—	1,735	3,841	—	3,841
	$905,518	$39,573	$945,091	$1,801,082	$79,681	$1,880,763

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	(Thousands of Dollars)			(Thousands of Dollars)
	Completion Services	WC&I	Total	Completion Services	WC&I	Total
Geography
Northeast	$110,319	$6,376	$116,695	$199,877	$11,886	$211,763
Central	159,995	—	159,995	273,091	—	273,091
West Texas	496,916	34,025	530,941	877,063	60,103	937,166
West	30,399	1,462	31,861	49,023	2,297	51,320
International	3,420	—	3,420	4,615	—	4,615
	$801,049	$41,863	$842,912	$1,403,669	$74,286	$1,477,955

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
In October 2021, the FASB issued ASU 2021-08 “Business Combinations (Topic 805) Accounting for Contract Assets and Contact Liabilities from Contracts with Customers” ("ASU 2021-08"). ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The Company adopted this standard on January 1, 2023, and there was no material impact on the financial statements.
In December 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-06 “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848". ASU 2022-06 provides optional expedients that permit an entity to not apply otherwise applicable US GAAP to contracts or transactions that are modified or otherwise affected due to reference rate reform. The ASU defers the sunset date of ASC 848 from December 31, 2022, which was previously addressed in ASU 2020-04 and ASU 2021-01, to December 31, 2024. Entities that apply ASC 848 can continue to do so until December 31, 2024. The Company adopted this standard during the second quarter of 2023, and there was no material impact on the financial statements.
(b) Recently Issued Accounting Standards
There are no recently issued Accounting Standards that have not been adopted that are expected to impact the Company.

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
•Well Construction and Intervention Services ("WC&I"), which consists of cementing services.
Merger with Patterson-UTI
On June 14, 2023, NexTier Oilfield Solutions Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with Patterson-UTI Energy, Inc. ("Patterson-UTI"), Pecos Merger Sub Inc. ("Merger Sub Inc.") a wholly owned subsidiary of Patterson-UTI, and Pecos Second Merger Sub LLC ("Merger Sub LLC") a wholly owned subsidiary of Patterson-UTI providing that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time:
•Merger Sub Inc. will merge with and into NexTier, with NexTier continuing as the surviving entity (the “Surviving Corporation”) (the “First Company Merger”) and immediately following the First Company Merger, the Surviving Corporation will merge with and into Merger Sub LLC, with Merger Sub LLC continuing as the surviving entity (the “Second Company Merger” and, together with the First Company Merger, the “Mergers”);
•Each share of common stock, par value $0.01 per share, of NexTier (“NexTier Common Stock”) then issued and outstanding immediately prior to the Effective Time (including each NexTier restricted stock award) will be converted into the right to receive 0.7520 shares of common stock, par value $0.01 per share, of Patterson-UTI (“Patterson-UTI Common Stock”);
•Each share NexTier Common Stock held in treasury by NexTier or owned directly or indirectly by Patterson-UTI, Merger Sub Inc. or Merger Sub LLC will be automatically cancelled and will cease to exist, and no consideration will be issued therefor; and
•Upon consummation of the Mergers and the other transactions contemplated by the Merger Agreement (the “Transactions”), NexTier will be a wholly owned subsidiary of Patterson-UTI.
The consummation of the Merger Agreement is subject to the satisfaction or waiver of certain conditions, including, among others:
•The adoption of the Merger Agreement by holders of at least a majority of the outstanding shares of NexTier Common Stock;
•the approval of the Share Issuance by the holders of shares of Patterson-UTI Common Stock representing a majority of votes cast on the Share Issuance; and
•The expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").
NexTier has agreed to operate its business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the proposed Merger, subject to specific exceptions set forth in the Merger Agreement, and have agreed to certain other customary restrictions on operations, as set forth in the Merger Agreement.
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
According to the weekly Baker Hughes Incorporated rig count information, total North America rig count during the second quarter of 2023 averaged 719 rigs, reflecting a decrease of approximately 5% as compared to the first quarter 2023 average of 760 rigs. North America rig count exited the second quarter of 2023 at 674 rigs, which was down 81 rigs and 11% from the start of the quarter. WTI prices entered the second quarter of 2023 at $75.68 and exited the quarter 7% lower at $70.66. Henry Hub Natural gas prices were up 18% from $2.10 on March 31, 2023 to $2.48 on June 30, 2023.
In the second quarter of 2023, we continued to see disciplined oil production from both OPEC+ and U.S. shale operators; in October 2022 OPEC+ indicated it would reduce oil production, with an additional production cut planned to start in the second quarter of 2023. The Russian invasion of Ukraine continues to increase uncertainty of global supply given the supply of crude oil and natural gas that is exported from Russia, although so far production from Russia has remained relatively resilient.

Specific to U.S. onshore completions, there has been some attrition through consolidation and other events that have made some progress in realigning frac supply with demand. We believe frac equipment was undersupplied in 2022 and remained so at the beginning of 2023. However, given the reduction in the industry rig count that was seen throughout the second quarter, we expect frac activity is likely to decline in the second half of 2023. Additionally, we expect the average pump hours at each of our fleets will fall from the very efficient levels that we saw in the second quarter of 2023. Still, even with the expected decline in activity, we anticipate utilization of U.S. land completion equipment will remain high relative to historical averages. Contributing to the tightness, horsepower intensity for each fleet continues to grow as our industry adopts more complex completion techniques; as horsepower demand returns, we believe existing supply will be fully utilized across fewer fleets.

We are constantly assessing our approach to ensure that our team and our equipment meets the evolving demands of our customers. Customers are increasingly looking for ways to lower their carbon footprint by lower emissions associated with their drilling and completion activity. We have invested to upgrade more than half of our fleet to be able to operate using natural gas as a primary fuel source. These dual fuel fleets can be powered using both diesel and natural gas as a fuel source. In addition to lowering emissions, at current diesel and natural gas prices, using natural gas can lower the cost to operate a dual fuel fleet relative to a conventional diesel fleet. In addition, we have now deployed our first electric fleet.

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

Strategic Direction

We believe that there is competitive value in providing integrated solutions that align the incentives of operators and service providers. We are pursuing opportunities to leverage our investment in our digital program as well as diesel substitution reduction technologies (such as dual fuel and electric fleet capabilities), to provide a service strategy targeted at achieving emissions reductions, both for us and our customers. NexTier's best-in-class digital platform has been applied to the NexTier operating fleets. In 2021, we launched our natural gas treatment and delivery (Power Solutions), including natural gas sourcing, compression, transport, decompression, and treatment services, that will power NexTier’s fleet with field gas or compressed natural gas. This service solution seeks to address wellsites where there is not a reliable nearby natural gas supply, and thus, the full benefit and value of dual fuel or other lower emissions technologies may not otherwise be fully realized. This integrated strategy is designed to provide our customers with a streamlined approach to driving more sustainable, cost effective operations at the wellsite. Given the positive market response, we have continued to invest and grow the Power Solutions footprint. Our acquisition of assets from CIG in 2022 is in line with our commitment to significantly expand our last mile logistics capabilities.

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

RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
The following is a comparison of our results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

	Three Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2023	2022	2023	2022	$	%
Completion Services	$905,518	$801,049	96%	95%	$104,469	13%
WC&I	39,573	41,863	4%	5%	(2,290)	(5%)
Revenue	945,091	842,912	100%	100%	102,179	12%
Completion Services	645,438	616,319	68%	73%	29,119	5%
WC&I	30,861	33,547	3%	4%	(2,686)	(8%)
Costs of services	676,299	649,866	72%	77%	26,433	4%
Depreciation and amortization	63,502	58,794	7%	7%	4,708	8%
Selling, general and administrative expenses	39,699	35,855	4%	4%	3,844	11%
Merger and integration	5,275	23,682	1%	3%	(18,407)	(78%)
Loss (gain) on disposal of assets	5,772	(866)	1%	0%	6,638	(767%)
Operating income	154,544	75,581	16%	9%	78,963	104%
Other income, net	2,927	1,461	0%	0%	1,466	100%
Interest expense	(7,307)	(7,344)	(1%)	(1%)	37	(1%)
Total other income (expense)	(4,380)	(5,883)	0%	(1%)	1,503	(26%)
Income tax expense	(100)	(1,240)	0%	0%	1,140	(92%)
Net income	$150,064	$68,458	16%	8%	$81,606	119%

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the three months ended June 30, 2023 increased by $102.2 million, or 12%, to $945.1 million from $842.9 million during the three months ended June 30, 2022. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the three months ended June 30, 2023 increased by $104.5 million, or 13%, to $905.5 million from $801.0 million during the three months ended June 30, 2022. The segment revenue increase is primarily attributable to additional well-site integration, including our Power Solutions natural gas fueling services, and increases in wireline and pumping services. Despite lower commodity prices, customer activity increased slightly across all basins, and we realized strong pricing recovery in all service lines.
Well Construction and Intervention Services: WC&I segment revenue decreased $2.3 million, or 5%, to $39.6 million during the three months ended June 30, 2023 from $41.9 million during the three months ended June 30, 2022. The decrease in revenue is primarily due to the sale of the coil tubing service line in the third quarter of 2022.
Cost of Services: Cost of services during the three months ended June 30, 2023 increased by $26.4 million, or 4%, to $676.3 million from $649.9 million during the three months ended June 30, 2022. The increase is primarily due to increased activity and utilization, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.
Equipment Utilization: Depreciation and amortization expense increased $4.7 million, or 8%, to $63.5 million during the three months ended June 30, 2023 from $58.8 million during the three months ended June 30, 2022. The increase is primarily driven by the increase in capital expenditures and finance lease right-of-use assets throughout the second half of 2022 and through the first half of 2023. The change in loss (gain) on disposal of assets was $6.6 million, or 767%, to a loss of $5.8 million during the three months ended June 30, 2023 from a gain of $0.9 million during three months ended June 30, 2022. The change was driven by a few early engine failures in the first half of 2023 compared to the sale of old equipment in the first half of 2022 at a gain.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, increased by $3.8 million, or 11%, to $39.7 million during three months ended June 30, 2023 compared to $35.9 million during the three months ended June 30, 2022. The increase was primarily driven by the increase in stock-based compensation.
Merger and integration expense: Merger and integration expense decreased by $18.4 million or 78%, to $5.3 million during the three months ended June 30, 2023 from $23.7 million during the three months ended June 30, 2022. The decrease in merger and integration expense is related to the finalization of the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement, partially offset by costs associated with the Patterson Merger. The earnout performance period for the Alamo Acquisition earnout was finalized on December 31, 2022.
Effective tax rate: Our effective tax rate on continuing operations for the three months ended June 30, 2023 was 0.0% for $0.1 million of recorded net income tax expense. During the three months ended June 30, 2023, we recognized an income tax benefit of approximately $5.5 million due to the partial release of a valuation allowance on our deferred tax assets. This release was primarily due to entering into a three-year cumulative pre-tax book income position and reflects our increased expectation to utilize these deferred tax assets going forward based on improved operating results and market conditions. The normalized effective tax rate, excluding the release of the valuation allowance for the three months ended June 30, 2023, was 3.7%. The difference between the normalize effective tax rate and the U.S. federal statutory rate is due to permanent book-to-tax differences, state income taxes and change in valuation allowance related to current year activities.

RESULTS OF OPERATIONS IN 2023 COMPARED TO 2022
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
The following is a comparison of our results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

	Six Months Ended June 30,
(Thousands of Dollars)			As a % of Revenue		Variance
Description	2023	2022	2023	2022	$	%
Completion Services	$1,801,082	$1,403,669	96%	95%	$397,413	28%
WC&I	79,681	74,286	4%	5%	5,395	7%
Revenue	1,880,763	1,477,955	100%	100%	402,808	27%
Completion Services	1,288,367	1,112,605	69%	75%	175,762	16%
WC&I	61,876	61,917	3%	4%	(41)	0%
Costs of services	1,350,243	1,174,522	72%	79%	175,721	15%
Depreciation and amortization	122,147	113,957	6%	8%	8,190	7%
Selling, general and administrative expenses	79,380	71,714	4%	5%	7,666	11%
Merger and integration	5,436	32,914	0%	2%	(27,478)	(83%)
Loss (gain) on disposal of assets	9,542	(1,689)	1%	0%	11,231	(665%)
Operating income	314,015	86,537	17%	6%	227,478	263%
Other income, net	2,647	6,831	0%	0%	(4,184)	(61%)
Interest expense	(13,505)	(14,718)	(1%)	(1%)	1,213	(8%)
Total other income (expense)	(10,858)	(7,887)	(1%)	(1%)	(2,971)	38%
Income tax benefit (expense)	100,900	(1,400)	5%	0%	102,300	(7,307%)
Net income	$404,057	$77,250	21%	5%	$326,807	423%

Revenue: Total revenue is comprised of revenue from our Completion Services and WC&I segments. Revenue during the six months ended June 30, 2023 increased by $402.8 million, or 27%, to $1.9 billion from $1.5 billion during the six months ended June 30, 2022. This change in revenue by reportable segment is discussed below.
Completion Services: Revenue for Completion Services during the six months ended June 30, 2023 increased by $397.4 million, or 28%, to $1.8 billion from $1.4 billion during the six months ended June 30, 2022. The segment revenue increase is primarily attributable to additional well-site integration, including our Power Solutions natural gas fueling services, and increases in wireline and pumping services. Despite lower commodity prices, customer activity increased across all basins, and we realized strong pricing recovery in all service lines.
Well Construction and Intervention Services: WC&I segment revenue increased $5.4 million, or 7%, to $79.7 million during the six months ended June 30, 2023 from $74.3 million during the six months ended June 30, 2022. The increase in revenue is primarily due to higher customer activity, improved pricing, and increased utilization in our cementing resulting from improved market conditions, offset by the reduction due to the sale of the coil tubing service line in the third quarter of 2022.
Cost of Services: Cost of services during the six months ended June 30, 2023 increased by $175.7 million, or 15%, to $1.4 billion from $1.2 billion during the six months ended June 30, 2022. The increase is primarily due to increased activity and utilization, as explained under the "Revenue" caption and its related segment sub-captions above. Pricing improvements coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation, and led to overall costs increasing at a lower rate than revenue increased.
Equipment Utilization: Depreciation and amortization expense increased $8.2 million, or 7%, to $122.1 million during the six months ended June 30, 2023 from $114.0 million, during the six months ended June 30, 2022. The increase in depreciation and amortization is primarily driven by the increase in capital expenditures and finance lease right-of-use assets throughout the second half of 2022 and through the first half of 2023. The change in loss (gain) on disposal of assets was $11.2 million, or 665%, to a loss of $9.5 million during the six months ended June 30, 2023 from a $1.7 million gain during the six months ended June 30, 2022. The change was driven by a few early engine failures in the first half of 2023 compared to the sale of old equipment in the first half of 2022 at a gain.
Selling, general and administrative expense: Selling, general and administrative expense, which represents costs associated with managing and supporting our operations, increased by $7.7 million, or 11%, to $79.4 million during the six months ended June 30, 2023 from $71.7 million during the six months ended June 30, 2022. This increase was primarily driven by the increase in stock-based compensation.
Merger and integration expense: Merger and integration expense decreased by $27.5 million, or 83%, to $5.4 million during the six months ended June 30, 2023 from $32.9 million during the six months ended June 30, 2022. The decrease in merger and integration expense is primarily related to the finalization of the Alamo Acquisition earnout, which was triggered by Alamo achieving certain EBITDA targets pursuant to the Purchase Agreement, partially offset by costs associated with the Patterson Merger. The earnout performance period for the Alamo Acquisition earnout was finalized on December 31, 2022.
Effective tax rate: Our effective tax rate on continuing operations for the six months ended June 30, 2023 was (33.3%) for $100.9 million of recorded income tax benefit. During six months ended June 30, 2023, we recognized an income tax benefit of approximately $112.9 million due to the release of a valuation allowance on our deferred tax assets. This release was primarily due to entering into a three-year cumulative pre-tax book income position in the first quarter of 2023 and reflects our increased expectation to utilize these deferred tax assets going forward based on improved operating results and market conditions. The normalized effective tax rate, excluding the release of the valuation allowance for the six months ended June 30, 2023, was 4.0%. The difference between the normalized effective tax rate and the U.S. federal statutory rate is due to permanent book-to-tax differences, state income taxes and change in valuation allowance related to current year activities.

MATERIAL CHANGES TO OUR CONSOLIDATED BALANCE SHEET

The following table presents the major indicators of our financial condition and liquidity.

	(Thousands of Dollars)
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$310,166	$218,476
Total current assets, excluding cash and cash equivalents	566,727	507,539
Total current liabilities, excluding current maturities of long-term debt and leases	563,465	513,396
Current maturities of long-term debt	14,176	14,004
Long-term debt, net of deferred financing costs and debt discount, less current maturities	$340,327	$347,425

Cash and cash equivalents was $310.2 million as of June 30, 2023, an increase of $91.7 million, or 42%, compared to $218.5 million as of December 31, 2022. The increase in cash and cash equivalents was due to continued profitability and strong cash collections, partially offset by cash flows used in capital expenditures, payments on our debt obligations, payment of the Alamo Earnout, finance leases, and our share repurchase program.

Total current assets, excluding cash and cash equivalents was $566.7 million as of June 30, 2023, an increase of $59.2 million, or 12%, compared to $507.5 million as of December 31, 2022. Total current liabilities, excluding current maturities of long-term debt and leases was $563.5 million as of June 30, 2023, an increase of $50.1 million, or 10%, compared to $513.4 million as of December 31, 2022. The increase in total current assets, excluding cash and cash equivalents, was due to increased trade and other accounts receivable, net while the increase in total current liabilities, excluding current maturities of long-term debt and leases, was due to an increase in accounts payable, partially offset by a decrease in accrued expenses.

Long-term debt, net of deferred financing costs and debt discount, less current maturities was $340.3 million as of June 30, 2023, a decrease of $7.1 million, or 2%, as compared to $347.4 million as of December 31, 2022. The decrease in long-term debt, net of deferred financing costs and debt discount, less current maturities was primarily driven by the principal payments made throughout the period.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents a company's ability to adjust its future cash flows to meet its needs and opportunities, both expected and unexpected.

	(Thousands of Dollars)
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$310,166	$218,476
Debt, net of unamortized deferred financing costs and unamortized debt discount	$354,503	$361,429

	(Thousands of Dollars)
	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$399,207	$146,500
Net cash used in investing activities	(195,357)	(76,972)
Net cash used in financing activities	$(111,838)	$(22,340)

Significant sources and uses of cash during the six months ended June 30, 2023
Sources of cash:
•Operating activities:
–Net cash provided by operating activities during the six months ended June 30, 2023 was $399.2 million. This was primarily driven by improved profitability with strong working capital management, pricing improvements, coupled with operational efficiencies and process improvements to permanently drive costs out of the organization more than offset the impact of cost inflation and led to overall costs increasing at a lower rate than revenue increased.
Uses of cash:
•Investing activities:
–Net cash used in investing activities during the six months ended June 30, 2023 was $195.4 million. The activity consists primarily of purchases of property and equipment of $181.4 million, advances of deposit on equipment of $14.0 million, and implementation of software of $5.3 million, offset by proceeds from disposal of assets of $5.3 million.
•Financing activities:
–Net cash used in financing activities during the six months ended June 30, 2023 was $111.8 million. The activity consists primarily of the repurchase and retirement of shares related to share repurchase program of $72.8 million, payments made related to repayment of the 2018 Term Loan Facility and the Equipment Loan of $7.6 million, repayment of our finance leases of $14.5 million, repayment of our financing liabilities of $3.5 million, repurchase and retirement of shares related to stock-based compensation of $10.3 million, and payments made for contingent consideration related to the Alamo Acquisition of $3.1 million.
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
•Financing activities:
–Net cash used in financing activities during the six months ended June 30, 2022 was $22.3 million. The activity consists primarily of payments made related to repayment of the 2018 Term Loan Facility and the Equipment Loan of $7.3 million, repayment of our finance leases of $6.6 million, repayment of our financing liabilities was $4.0 million, repurchase and retirement of shares related to stock-based compensation of $4.4 million.
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

For the third quarter of 2023, we anticipate capital expenditures of approximately $85 million, which is a decrease from the second quarter of 2023. We expect to reduce capital expenditures further in the fourth quarter of 2023. Debt service for the year ended December 31, 2023 is projected to be $73.6 million, of which $35.0 million is related to finance leases, excluding buyout payments. We anticipate our debt service will be funded by cash flows from operations.
Given our pending merger agreement with Patterson-UTI, we have suspended our share repurchase plan.
    Other factors affecting liquidity
Financial position in current market. As of June 30, 2023, we had $310.2 million of cash and a total of $411.3 million available under our 2019 ABL Facility. We currently believe that our cash on hand, cash flow generated from operations and availability under our 2019 ABL Facility will provide sufficient liquidity to cover our estimated short-term (i.e., the next 12 months) and long-term (i.e., beyond the next 12 months) funding needs, including for capital expenditures, debt service, and working capital investments.
Guarantee agreements. In the normal course of business, we have agreements with financial institutions as part of our 2019 ABL Facility under which $19.7 million of letters of credit were outstanding as of June 30, 2023.
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

Long-Term Debt Arrangements
2019 ABL Facility
We and certain of our subsidiaries as additional borrowers and guarantors, are parties to the 2019 ABL Facility that matures on October 31, 2024. This facility provides for, among other things, a $450.0 million revolving credit facility (with a $100.0 million sub-facility for letters of credit), subject to a borrowing base in accordance with the terms agreed between us and the lenders. As of June 30, 2023, we had no outstanding principal amounts under the 2019 ABL Facility. The 2019 ABL Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the ABL Facility), and we were in compliance with those covenants as of June 30, 2023.
2018 Term Loan Facility
On May 25, 2018, we and certain of our subsidiaries as guarantors entered into the 2018 Term Loan Facility with each lender from time to time party thereto and Barclays Bank PLC, as administrative agent and collateral agent. The proceeds of the 2018 Term Loan Facility were used to refinance the Company's then-existing term loan facility and to repay related fees and expenses, with the excess proceeds to fund general corporate purposes. The 2018 Term Loan Facility contains various affirmative and negative covenants (in each case, subject to customary exceptions as set forth in the definitive documentation for the 2018 Term Loan Facility), and we were in compliance with those covenants as of June 30, 2023.
Equipment Loan
On August 20, 2021, the Company entered into the Master Loan and Security Agreement (the “Master Agreement”) with Caterpillar Financial Services Corporation. The Master Agreement provides the backdrop for the Company to enter into secured equipment financing term loans from time to time in an aggregate amount of up to $46.5 million (the “Equipment Loans”). The Equipment Loans may be drawn in multiple tranches, with each loan evidenced by a separate promissory note. The Master Agreement and the term notes contain customary affirmative and negative covenants, including limitations on further encumbrance of the collateral subject to the applicable loans under the Master Agreement. As of June 30, 2023, the Company was in compliance with all covenants.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk. As of June 30, 2023, we had variable-rate debt outstanding, the exposure to which we manage with our interest-rate-related derivative instrument. We held no derivative instruments that increased our exposure to market risks for foreign currency rates, commodity prices or other market price risks. We are exposed to changes in interest rates on our floating rate borrowings under our 2019 ABL Facility and 2018 Term Loan Facility. As of June 30, 2023, we had $332.5 million aggregate principal amount outstanding under the 2018 Term Loan Facility. The impact of a 1.0% increase in interest rates under the terms of the 2018 Term Loan Facility would have an $0.8 million  and $1.7 million impact on interest expense for the three and six months ended June 30, 2023, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
    The information in response to this item is incorporated herein by reference from Note (13) Commitments and Contingencies of Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”), which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Risks Relating to the Pending Mergers with Patterson-UTI
The Mergers are subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
Completion of the Mergers is subject to a number of closing conditions, including obtaining the approval of our stockholders and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Mergers. Many of the conditions to completion of the Mergers are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Mergers could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.
Each party’s obligation to consummate the Mergers is also subject to the accuracy of the representations and warranties of the other party (subject to certain exceptions) and performance by each party of its respective obligations under the Merger Agreement. Although Patterson-UTI and NexTier have agreed in the Merger Agreement to use reasonable best efforts, subject to certain limitations, to complete the Mergers as promptly as reasonably practicable, these and other conditions to the completion of the Mergers may fail to be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Mergers for a significant period of time or prevent them from occurring. There can be no assurance that all required regulatory approvals will be obtained or obtained prior to the termination date As a result, we cannot assure you that the Mergers will be completed, even if our stockholders approve the Mergers, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
If the Mergers do not qualify as a reorganization, there may be adverse tax consequences.
The Mergers are intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and Patterson-UTI and NexTier intend to report the Mergers consistent with such qualification. It is a condition to our obligation to complete the Mergers that we receive an opinion from our counsel, or Patterson-UTI’s counsel, dated as of the closing date, to the effect that the integrated mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. If the IRS or a court determines that the Mergers, taken together, should not be treated as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. holder of our common stock would generally recognize taxable gain or loss upon the exchange of NexTier common stock for Patterson-UTI common stock pursuant to the Mergers.
We will be subject to various uncertainties while the Mergers are pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers and other third-party business partners.
Our efforts to complete the Mergers could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Mergers will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Mergers are pending because employees may experience uncertainty about their roles following the Mergers. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Mergers and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with customers and potential customers. For example, customers, suppliers and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Mergers could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, in all material respects, and subjecting us to a variety of specified limitations absent Patterson-UTI prior consent. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively or on a timely basis to competitive pressures and industry developments, and may as a result materially and adversely affect our business, financial condition and operations.
In certain instances, the Merger Agreement requires us to pay a termination fee to Patterson-UTI, which could affect the decisions of a third party considering making an alternative acquisition proposal.
Under the terms of the Merger Agreement, we may be required to pay Patterson-UTI a termination fee of $60.9 million under specified conditions, including in the event the Merger Agreement is terminated due to a recommendation change by our board of directors or under certain circumstances where a proposal for an alternative transaction has been made to us and, within 9 months following termination, we enter into a definitive agreement providing for an alternative transaction or consummate an alternative transaction. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the Mergers.
We have incurred, and will continue to incur, direct and indirect costs as a result of the Mergers.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Mergers, for which we will have received little or no benefit if the Mergers are not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Mergers are not completed and may relate to activities that we would not have undertaken other than to complete the Mergers.
Litigation challenging the Merger Agreement may prevent the Mergers from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our board of directors or other parties to the Merger Agreement, challenging the Mergers or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Mergers. One of the conditions to the consummation of the Mergers is the absence of any order or law that has the effect of enjoining or otherwise prohibiting the completion of the Mergers. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Mergers on the agreed upon terms, then such injunction may prevent the Mergers from becoming effective, or from becoming effective within the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities

Issuer Purchases of Equity Securities
Settlement Period	(a) Total Number of Shares Purchased(1),(2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2).(3)	(d) Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 1, 2023 through April 30, 2023	1,087	$8.15	—	$83,643,454
May 1, 2023 through May 31, 2023	2,325,905	7.68	2,323,896	65,785,934
June 1, 2023 through June 30, 2023	798	8.82	—	65,785,934
Total	2,327,790	$7.69	2,323,896	$65,785,934

(1) Includes 3,894 shares that were withheld by us in the second quarter of 2023 at the average price per share of $8.31 to satisfy tax withholding obligations of employees that arose upon the vesting of restricted shares. The value of such shares is based on the closing price of our common shares on the vesting date.
(2) On October 25, 2022, the Company announced the board of directors approved a new share repurchase program for up to $250.0 million through December 31, 2023. The share repurchase program may be executed from time to time in open market transactions, through block trades, in privately negotiated transactions, through derivative transactions, through 10b5-1 plans, or by other means. The amount, timing and terms of any share repurchases will be determined based on prevailing market conditions and other factors, including applicable black-out periods. The share repurchase program does not obligate NexTier to purchase any shares of common stock during any period and the program may be modified or suspended at any time at NexTier’s discretion. This table includes only cash repurchases of shares as of June 30, 2023. The Company expects to fund the repurchases by using cash on hand cash flow to be generated through December 31, 2023.

(3) Reflects the number of settled, purchased shares.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 14, 2023, by and among Patterson-UTI Energy, Inc., Pecos Merger Sub Inc., Pecos Second Merger Sub LLC and NexTier Oilfield Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 15, 2023).
3.1	Amended and Restated Bylaws, dated April 18, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on April 24, 2023).
10.1	Amendment No. 1, dated June 8, 2023, to the Term Loan Agreement, dated as of May 25, 2018, by and among NexTier Oilfield Solutions Inc. (f/k/a Keane Group, Inc.), as parent guarantor, Keane Group Holdings LLC, as lead borrower, certain other subsidiaries of the Company as additional borrowers and guarantor parties thereto, the lender parties thereto and Barclays Bank PLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 14, 2023).
10.2	Amendment No. 1, dated June 8, 2023, to the Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of October 31, 2019, among NexTier Oilfield Solutions Inc. (f/k/a Keane Group, Inc.), as parent guarantor, Keane Group Holdings LLC, as lead borrower, certain other subsidiaries of the Company as additional borrowers and guarantor parties thereto, the lender parties thereto and Bank of America, N.A., as administrative and collateral agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 14, 2023).
10.3	NexTier Oilfield Solutions Inc. Equity and Incentive Award Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 14, 2023).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 26, 2023.

NexTier Oilfield Solutions Inc. (Registrant)

By:	/s/ Dipo Iluyomade
Dipo Iluyomade
Chief Accounting Officer and Duly Authorized Officer